Form 10-K
period 1999-07-31
NET2PHONE INC
filed 1999-11-05
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

                       Commission File Number:  000-26763

                                NET2PHONE, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                                 22-3559037
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)


                  171 Main Street
               Hackensack, New Jersey                              07601
(Address of registrant's principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code (201) 530-4000

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ____ No
                                          ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on November 2, 1999, was approximately $399 million. On such date, the last sale price of registrant's common stock was $51.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant. This calculation includes shares of the registrant's Class A stock, which may be converted at the option of the holder into shares of the registrant's common stock on a one-to-one basis at any time.

  The number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 1999 (latest practicable date), was 11,672,616 shares of common stock and 36,524,250 shares of Class A stock.

                                NET2PHONE, INC.
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I

 Item 1.      Business.............................................................................    1
 Item 2.      Properties...........................................................................   20
 Item 3.      Legal Proceedings....................................................................   20
 Item 4.      Submission of Matters to a Vote of Security Holders..................................   20

PART II

 Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................   21
 Item 6.      Selected Financial Data..............................................................   22
 Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations   24
 Item 7A.     Quantitative And Qualitative Disclosures About Market Risk...........................   45
 Item 8.      Financial Statements and Supplementary Data..........................................   45
 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   45

PART III

 Item 10.     Directors and Executive Officers of the Registrant...................................   46
 Item 11.     Executive Compensation...............................................................   49
 Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................   54
 Item 13.     Certain Relationships and Related Transactions.......................................   57

PART IV

 Item 14.     Exhibits, Financial Statement Shedules and Reports on Form 8-K.......................   65

 Signatures........................................................................................   68

 Index to Financial Statements.....................................................................  F-1


                                    PART I.

ITEM 1.  BUSINESS

General Description of Business

     We began our operations in January 1996, launched our first Net2Phone product in August 1996, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. We are a leading provider of services enabling users to make high-quality, low-cost telephone calls over the Internet. This service is commonly referred to as Internet telephony. Our Internet telephony services enable our customers to call individuals and businesses worldwide using their personal computers or traditional telephones. We are leveraging our Internet telephony expertise to integrate real-time voice communication capabilities into the Web. We currently offer Web-based Internet telephony services, which enable customers to make calls and send faxes over the Internet using their personal computers, and basic Internet telephony services, which enable customers to make calls using traditional telephones and fax machines.

     We have developed a sophisticated PC2Phone software application that enables the use of our Web-based Internet telephony services. We distribute this software free of charge through the Internet and through agreements to include our software with products sold by our strategic partners. In January 1999, Netscape agreed to integrate our PC2Phone software on an exclusive basis into future versions of Netscape's Internet browser released during the term of our agreement, including the Netscape Communicator products. Netscape also agreed to include a Net2Phone icon on the Netscape Navigator Personal Toolbar. In addition, we have entered into an agreement with ICQ, a subsidiary of America Online, to provide Internet telephony services to users of ICQ's instant messaging service. ICQ will integrate some of our Internet telephony software into ICQ's Instant Messenger software on an exclusive basis, allowing ICQ users to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls. We will also co-brand a pre-paid phone-to-phone calling card with ICQ, allowing users to place calls from the United States and 19 other countries to virtually anywhere in the world.

     In addition, we have entered into strategic marketing and distribution relationships with leading Internet companies, including Yahoo!, Go2Net, InfoSpace.com, Snap.com, Excite, and ZDNet. We have also entered into arrangements with leading computer equipment and software companies, such as IBM, Compaq and Packard Bell-NEC Europe to include our software with their products. We promote our services through direct sales and marketing and through international resellers who buy minutes of use from us in bulk, and resell them to customers in their respective countries. Our software is currently available in ten languages (English, Spanish, Japanese, French, Dutch, Portuguese, Italian, German, Swedish and Chinese). We intend to make our software available in additional languages as we expand our international customer base and distribution channels.

     As of July 31, 1999, we served over 325,000 active customers who made an average of approximately 60 minutes of calls per month and handled over 20 million minutes of use per month. Our net loss increased from approximately $500,000 in fiscal 1996, $1.7 million in fiscal 1997 and $3.5 million in fiscal 1998 to $24.7 million in fiscal 1999. Our total assets increased from $916,000 at July 31, 1997 and $7.0 million at July 31, 1998 to $50.8 million at July 31, 1999. Our revenue has grown substantially, increasing from approximately $2.7 million in fiscal 1997 to approximately $12.0 million in fiscal 1998. Our revenue for fiscal 1999 was approximately $33.3 million.

     We registered 6,210,000 shares of our common stock on a Form S-1 registration statement, which became effective of July 29, 1999. We received net proceeds of approximately $85.3 million from the sale of the 6,210,000 shares at the initial public offering price of $15.00 per share on August 3, 1999. The managing underwriters for this offering were Hambrecht & Quist LLC, BT Alex. Brown Incorporated and Bear. Stearns & Co. Inc.

     On November 4, 1999, we filed a registration statement with the Securities and Exchange Commission (Registration No. 333-90317) for the sale of 6,300,000 shares of common stock. Of the 6,300,000 shares to be sold in the offering, 3,400,000 shares are being sold by us. The remaining 2,600,000 shares are being sold by selling stockholders, including IDT, which will be selling 2,200,000 shares. The underwriters have also been granted an option for a period of 30 days to purchase up to 945,000 additional shares of common stock from other selling stockholders to cover over-allotments, if any.

Industry Segments

     We only report in one industry segment. See "Notes to Financial Statements -- Note 3."

Description of Business

  The Internet is experiencing unprecedented growth as a global medium for communications and commerce. International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 142 million at the end of 1998 to 399 million by the end of 2002. These users are increasingly using the Internet as a communications medium. A study by E-Marketer, a market research firm, estimated that 9.4 billion e-mail messages are delivered daily. Instant text communication through online "chat" rooms is also gaining widespread acceptance.

  Online commerce is also becoming widely accepted as a means of doing business. According to International Data Corporation, Internet users worldwide purchased more than $50 billion of goods and services in 1998. International Data Corporation projects that commerce over the Internet will grow to approximately $1.3 trillion in 2003.


  Emergence of Internet Telephony

  TeleGeography, a market research firm, estimates that the international long distance market will grow to $79 billion in 2001, with consumers and businesses making an estimated 143 billion minutes of international long distance calls. Despite the large size of this market and the number of minutes of calls made, traditional international long distance calls are still relatively expensive for the consumer. The primary reason for this expense is tariffs set by foreign governments and carriers that are passed on to consumers in the form of higher long distance rates.

  Internet telephony has emerged as a low cost alternative to traditional long distance calls. International Data Corporation projects that the Internet telephony market will grow rapidly to over $23.4 billion in 2003, from approximately $1.1 billion in 1998.

  Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are carried over the Internet or our network and therefore bypass a significant portion of international long distance tariffs. The technology by which Internet phone calls are made is also more cost-effective than the technology by which traditional long distance calls are made.

  We use a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. Traditional international long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over international voice telephone networks. These networks are typically owned by governments or carriers who charge a tariff for their use. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. As a result, circuit-switching technology is inherently less efficient than packet-switching technology which allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.


  Integration of Voice into the Web

  We believe that Internet telephony offers significant benefits to consumers and businesses over and above international long distance cost savings. The technologies that enable Internet telephony can be applied to integrate live voice capabilities into the Web. We believe that this integration can enhance the potential for the Internet to become the preferred medium for both communications and commerce. For example, the integration of voice into the Web would supplement existing text-based modes of Internet communication such as e-mail and online chat by adding a live, secure, low-cost or free voice alternative. We believe that this will be attractive both to consumers and businesses.

  In addition, voice-enabling the Web would give Internet shoppers the ability to speak directly with customer service representatives of online retailers in order to ask questions and alleviate concerns about online security. This may increase the probability that a sale is made and may give online retailers a key competitive advantage by providing them with opportunities to sell higher margin and additional products to these customers. Voice-enabling a commercial Web site may also give online retailers the ability to provide more responsive customer support and service.

  Integrating live voice capabilities into the Web would also enable Internet companies to offer enhanced communications services, such as providing Internet users with a central source for retrieving voicemail, e-mail, faxes and pages. We believe this would allow these companies to attract more users to their sites and to increase the amount of time these users spend on their sites. This increased usage will allow these Internet companies to attract advertisers and secure higher advertising rates, thereby increasing revenue.


  Limitations of Existing Internet Telephony Solutions

  The growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions. In addition, the use of private networks to transmit calls as an alternative to the public Internet is helping to alleviate network capacity constraints. Finally, the emergence of new, lower cost Internet access technologies, such as high-speed modems, are addressing local Internet access issues.

  Several large long distance carriers, including AT&T and Sprint, have announced Internet telephony service offerings. However, many of these service offerings have not been deployed on a large scale. Many also require users to purchase other telecommunications services or allow only domestic calling. Smaller Internet telephony service providers also offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. These services, however, are available only in limited geographic areas and require payment by credit card which may preclude many international customers from signing up for these services. We also believe that existing Internet telephony service providers rely upon technologies and systems that lack large-scale billing, network management and monitoring systems, and customer service capabilities required for the integration of voice communication into the Web.

  In addition, many companies currently provide Internet telephony software and services that allow Internet telephone calls to be made between personal computers. However, most of these companies require both the initiator and the recipient of the call to have the same software installed on their personal computers and to be online at the same time.


The Net2Phone Solution

  We deliver high-quality Internet telephony services and voice-enabling Web applications to consumers and businesses. Our solution provides the following benefits to our customers:

  .  Low Cost.   Our PC2Phone software is distributed free of charge, and our services allow our customers to make telephone calls often at a fraction of the cost of traditional long distance service. Because international long distance calls routed over the Internet bypass the international settlement process, we are able to charge lower rates than traditional long distance carriers.

  .  High Voice Quality.   We offer high voice quality through our proprietary
     packet-switching technologies, which reduce packet loss and delay, route packets efficiently and perform quality enhancing functions, such as echo cancellation. We intend to continue to enhance the voice quality of our services as our customer base and business grow.

  .  Ease of Use and Access.   Our services are designed to be convenient and
     easy to access from anywhere in the world. To make a call using our Web-based services, a customer need only install our free software on a sound-enabled personal computer, register and be connected to the Internet. No additional telephone lines or special equipment are required. Our Phone2Phone service is also easy to use and requires a customer only to register and dial a toll-free or local access number from any telephone or fax machine.

  .  Voice-Enabled Online Retailing.   Our services enable users anywhere in the
     world to speak with sales or customer service representatives of online retailers and other Web-based businesses while visiting their Web sites. This provides customers an opportunity to ask questions of and to provide credit card information directly to a customer service representative if they are concerned about Internet security, thereby increasing the likelihood of consummating an online sale. In addition, our services allow our customers outside of the United States and Canada to access telephone numbers that might otherwise be inaccessible to them through their local carriers. For example, users of our services in other countries may call United States or Canadian toll-free numbers (i.e., telephone numbers with 800, 877 or 888 prefixes), which are not otherwise available to them, at no charge. The ability to communicate with international customers in this manner provides United States and Canadian-based online retailers and other Web-based businesses with cost effective access to an expansive international customer base.

  .  Reliable Service.   Our network is reliable because of its technologically
     advanced design. This design allows us to expand our network and add capacity by adding switches to the existing network. Our system also provides seamless service and high-quality voice transmission through our ability to reroute packets if problems arise. We believe that our ability to provide reliable service is essential to voice-enable the Web.

  .  Ease of Payment and Online Account Access.   Once registered, our customers
     are able to make unlimited toll-free calls. In addition, they can make toll calls by opening a prepaid account using credit cards, wire transfers or checks payable in United States dollars. Acceptance of payment in multiple forms enables international customers who may not necessarily have credit cards to use our services. Our customers can access their accounts via the Internet in order to view their call history and account balances, and to increase their prepaid amounts.

  .  Customer Support.   We offer live customer support 24 hours a day, seven
     days a week in multiple languages. Our customer support center can be accessed from anywhere in the world at no charge either by calling our toll-free number, where available, or by using our Web-based Internet telephony service. Our integrated customer billing software and call management system provide our customer support staff with immediate access to user accounts, calling patterns and billing history to help us provide better, more responsive customer support.


Strategy

  Our mission is to become the premier Web-based communications enabler. We intend to leverage our leadership position in the Internet telephony market to make our communications services readily available worldwide on the Internet and to develop and market online commerce and related products. Our strategy includes the following key elements:

  .  Drive Usage through Resellers and Strategic Partners.   We promote our
     services through direct sales and marketing and through relationships with international resellers and leading Internet hardware, software and content companies. We intend to build on these relationships and to add more partners and resellers to drive usage of our Internet telephony services. We also intend to partner with large telecommunications companies to enable them to offer our Internet telephony services under their brand.

  .  Pursue Multiple Sources of Revenue.   In addition to our minutes-based
     revenue, we intend to pursue new Web-based revenue opportunities from banner and audio advertising, as well as sponsorship opportunities on our PC2Phone software user interface and our EZSurf.com Web site. We also intend to explore the availability of revenue-sharing opportunities with online retailers.

  .  Enhance Brand Recognition.   We have established strong brand identity in
     the Internet telephony market in large part due to the high-quality of our services and our marketing efforts. We have entered into advertising relationships with leading Web companies such as Netscape, ICQ, Go2Net InfoSpace.com, Yahoo! and Excite in order to promote our services. We intend to continue to implement aggressive advertising and sales campaigns to increase brand awareness. In addition, we intend to enhance our brand recognition by cooperatively marketing our Internet telephony services with leading computer hardware and software companies and Internet services providers.

  .  Make Our Software Readily Available Worldwide.   We have entered into
     strategic distribution relationships with leading computer equipment and software companies to expand the availability of our software. For example, our software will be embedded into future versions of Netscape's Internet browser and a Net2Phone icon will be prominently positioned next to AOL's Instant Messenger icon on the Netscape Navigator Personal Tool Bar. In addition, customized versions of some of our Internet telephony services will be integrated into ICQ's instant messaging software and distributed by ICQ. Our software is included with IBM's Internet services and may be pre-loaded on computers sold by Compaq internationally. We intend to build upon these relationships and enter into new distribution relationships with other leading companies in order to enhance the distribution of our software worldwide.

  .  Expand and Enhance Products and Services.   We have committed significant
     resources to expand our network, enhance our existing product and service offerings and to develop and market additional products and services in order to continue to provide customers with high-quality Internet telephony services. For example, we plan to introduce new products and services, including:

     . PC2PC, which will allow high-quality Internet telephony from one personal computer to another;

     . Phone2PC, which will allow calls from a traditional telephone to a personal computer;

     . voice-enabled chat, which will allow two participants in an online chat room discussion to establish direct voice communication with each other while maintaining anonymity;

     . unified messaging services, which will include voice, fax and electronic messaging with multiple points of access, including the Web and conventional telephones;

     . online commerce applications, which will provide customer service representatives of online retailers with real-time access to a caller's profile and enable them to "push" specific content onto a caller's personal computer screen in order to better assist the caller in answering their inquiries;

     . customer payment applications, which will allow customers to pay for online commerce transactions by debiting their Net2Phone account; and

     . video conferencing between two or more personal computer users over the Internet.


Strategic Relationships

  We have entered into strategic distribution, integration and advertising relationships with leading Internet and computer hardware and software companies. These relationships typically include arrangements under which we share with our strategic partners a portion of the revenue they bring to us. We believe that these relationships are important because they provide incentive to our partners and allow us to leverage the strong brand names and distribution channels of these companies to market our products and services. Our strategic partners include:

  Netscape

  Netscape has agreed to embed our PC2Phone software on an exclusive basis in future versions of Netscape's Internet browser released during the term of our agreement, including the Netscape Communicator products. Netscape also has agreed to:

  . place a Net2Phone icon on the Netscape Navigator Personal Toolbar immediately to the right of the AOL Instant Messenger icon, which will allow Netscape users to use our Web-based Internet telephony services from anywhere on the Web simply by clicking on our icon;

  . integrate our services into, and display our services on, the Netscape Netcenter site, including Netscape's Contacts section and Address Book section, which will allow Netscape users to make calls using our services simply by clicking on a displayed telephone number; and

  . include the software for our Web-based Internet telephony services in Netscape's suite of online plug-in software and Netscape Smart Update programs (both domestically and when available internationally) for downloading by Netscape users from centralized locations on Netscape's Web site.

  We also have the right to place a specified number of banner and other advertisements on Web pages of our choice on Netscape's domestic and international Web sites. The two-year term of our exclusive agreement with Netscape commences with the beta release of the next version of Netscape's Internet browser. This next version of Netscape's Internet browser has not yet been released, and our agreement with Netscape does not provide for a date by which it will be released. Accordingly, we would not expect any potential PC2Phone revenue related to our agreement with Netscape until their product is released.


  ICQ

  In July 1999, we entered into an exclusive, four-year distribution and marketing agreement with ICQ, a subsidiary of America Online. Under this agreement, ICQ has agreed to:

  . co-brand and promote our phone-to-phone Internet telephony services in the United States and in 19 other countries;

  . integrate customized versions of some of our Internet telephony services on an exclusive basis into ICQ's instant messaging software to allow ICQ customers to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls;

  . share revenue from some advertisements and sponsorships sold by ICQ within Internet-telephony-related areas within ICQ's instant messaging software; and

  .  promote our services on some of ICQ's Web sites.

  All of our Internet telephony services that ICQ promotes under our agreement will be co-branded under both of our labels. Although our agreement with ICQ does not provide for definitive launch dates, we believe the phone-to-phone services will be launched in the United States later this year and internationally by early 2000. We also believe that the PC-based Internet telephony services will be launched in mid-2000.


  Go2Net

  In October 1999, we entered into an exclusive three-year distribution and marketing agreement with Go2Net, a network of branded, technology-and community-driven Web sites. Under this agreement, Go2Net has agreed to integrate co-branded versions of our Internet telephony products and services into the Go2Net Network. In addition, together with Go2Net and CommTouch Software Ltd., a provider of email solutions, we will create a unified communication and messaging platform on the Go2Net Network that will enable users to send and receive voice mail, faxes, email and telephone calls over the Internet. In addition, in the event Go2Net provides start pages or customized portal offerings for third parties distributed through set-top devices, cellular phones, personal digital assistants (also known as PDAs) and similar devices, we have the exclusive option to incorporate our services into such offerings to the extent Go2Net has the right to include Internet telephony services in such offerings.


  InfoSpace.com

  In March 1999, we entered into an agreement with Infospace.com, a leading Internet infrastructure company. Under this agreement, for a period of 30 months, one or more textual or graphical links to our www.net2phone.com Web site will be displayed on all then existing and future versions of Infospace.com's Web sites and its affiliate network sites, including Netscape's Netcenter Web site, the Microsoft Network, the GO Network and Xoom.com. In addition, our software is integrated into InfoSpace.com's network of white and yellow page directory services.

  In August 1999, we amended our agreement with InfoSpace.com under which InfoSpace.com will place on its affiliate network sites and, on an exclusive basis, on its own Web site, for a period of two years, advertisements, promotions, links, banners, logos and integrated access to our PC2Phone service and, upon release, our new unified messaging service.

  Priceline.com

  In November 1999, we entered into a memorandum of understanding and a co-marketing agreement with priceline.com, an Internet commerce service that allows users to name their own price to purchase goods and services over the Internet. Under the terms of our memorandum of understanding, we expect to offer our international and domestic Phone2Phone services as a premier provider through priceline.com, enabling priceline.com customers to name their own price to purchase blocks of minutes of our Phone2Phone services.

  It is expected that our Phone2Phone services will be offered for sale through priceline.com in the following manner:

     . domestic time blocks, where customers can name their own price for blocks of domestic long distance Phone2Phone minutes;

     . international time blocks, where customers can name their own price for blocks of international long distance Phone2Phone minutes to a specified country;

     . priceline.com's "Call Anywhere" program, where customers can name their own price for blocks of Phone2Phone minutes that can be used to call multiple designated locations; the actual amount of time purchased will vary per location.

We also expect to work with priceline.com to develop an offer-by-phone service which will enable consumers to make offers to purchase Phone2Phone services from us on a per-call basis. Under the terms of the co-marketing agreement, we will participate in a co-marketing program with priceline.com through December 31, 1999.


  Yahoo! and Excite

  In 1998, we signed an agreement with Yahoo!, which was recently renewed through 2000. Our Web-based Internet telephony service is integrated into the Yahoo! People Search online telephone directory. As a result of this integration, an Internet user who performs a search on Yahoo! People Search can, after installing our software, simply click on a displayed telephone number to initiate a call to that number. Under this agreement, we also have the right to have our banner advertising appear when an Internet user performs a word- or category-search for "Internet Telephony" or related phrases on Yahoo! Additionally, our PC2Phone service is integrated into the Yahoo! Yellow Pages online directory.

  Our Web-based Internet telephony software is also integrated into Excite's Web sites in its International Network, which includes the United Kingdom, Germany, France, Japan, Italy, Australia, Sweden and the Netherlands. As a result, an Internet user in any of these countries will be able to click on any telephone number that appears on any page on these sites to initiate a call to that number using our PC2Phone service. In addition, our services will be prominently featured within the Excite International Network via advertising and promotion on various channels, including each member's homepage, business, technology/computer and travel channels, as well as the localized versions of My Excite, What's New/What's Cool and Mail Excite. We are negotiating with Excite to have our services integrated into Excite's United States Web sites as well.


  Other Strategic Relationships

  We also have entered into other important strategic relationships with other leading Internet and computer hardware and software companies, including:

  .  Compaq.   Our software is featured as a download from a special Compaq Web site accessible directly from the Compaq-branded keyboard, may be pre-installed on Compaq-branded computers distributed internationally and may be included with their other products.


  .  Snap.com.   Promotions for our services and a link to our Web site will be prominently displayed on the Snap.com Web site, and we are their preferred provider of PC-to-phone services.

     . ZDNet. We are the preferred provider of Internet telephony services for ZDNet and our Web-based Internet telephony service will be integrated throughout the ZDNet Web site.

     . WebHosting.com, 9Net Avenue, and Advanced Internet Technologies. Web hosting companies webhosting.com, 9Net Avenue, and Advanced Internet Technologies will resell our Click2Talk and Click2CallMe services to their clients.

     . AT&T. We have entered into an agreement with AT&T to be the exclusive provider of PC-to-phone service on the AT&T WorldNet Beta Site for a period of 90 days through January 15, 2000. Under the terms of the agreement, we will also provide 200 minutes of free calling time for calls that terminate in the United States to one AT&T WorldNet Beta Site member per household who has not previously used our PC-to-phone service.

     . Sprint. Sprint is testing our Internet telephony technology and international network for international consumer long distance calls to Asia through a service called Sprint Callternatives. As part of this test, we provide dedicated customer service, 24 hours a day, seven days a week to assist customer inquiries in multiple languages, including Mandarin, Cantonese and Korean. In addition, our advanced billing technology allows users of this service to view their telephone accounts in real time from our Web site.

Products and Services

     Our services enable our customers to make low-cost, high-quality phone calls over the Internet using their personal computers or traditional telephones. Our principal current product and service offerings are described in the table below.


Product/Service                           Description                                      Benefits
Basic Internet
Telephony Services:

 .   Phone2Phone         .   Enables customers to make calls over              .   International long distance rates
                        traditional telephones and fax machines routed over   are typically 50% to 70% lower than
 .   Fax2Fax             the Internet. Customers must dial a local or          the rate charged by traditional long
                        domestic toll-free access number to access the        distance carriers for calls
 .   Net2Phone Pro       Net2Phone network.                                    originating in the United States, and
                                                                              up to 95% lower for calls originating
                        .   Customers are charged for toll and long           outside the United States.
                        distance calls on a per-minute basis. There is no
                        charge for calling United States and Canadian         .   Users do not need to purchase
                        toll-free numbers.                                    expensive hardware or software.

                        .   Available in the United States and in many        .   High voice quality.
                        international locations.
                                                                              .   Faxes are transmitted without
                        .   We market Phone2Phone under the brand             delay and users receive immediate
                        "Net2Phone Direct."                                   delivery confirmations.

Web-based Internet
Telephony Services:

 .   PC2Phone            .  Enables customers to make calls and send faxes     .   Services are available to any
                        over the Internet using their personal computers.     Internet user with a sound-equipped
 .   Click2Talk          Customers must install our software on their          personal computer.
                        personal computers, register with us and be online
 .   PC2Fax              in order to make calls.                               .   Facilitates online commerce by
                                                                              providing live voice contact between
 .   Click2CallMe        .  When browsing Web sites that have a Click2Talk     online retailers and Internet
                        icon, customers may initiate calls to a company       shoppers.
                        whose site they are browsing simply by clicking on
                        the Click2Talk icon.                                  .   Customers do not require multiple
                                                                              telephone lines and need not log off
                        .  Using Click2CallMe, customers can request return   the Internet to initiate a call.
                        telephone calls at a specified time from a
                        company's Web site they are browsing simply by        .   International long distance rates
                        clicking on the Click2CallMe icon.                    are typically 50% to 70% lower than
                                                                              the rates charged by traditional long
                        .   Customers are charged for toll and long           distance carriers for calls
                        distance calls on a per-minute basis. There is no     originating in the United States, and
                        charge for calling United States and Canadian         up to 95% lower for calls originating
                        toll-free numbers.                                    outside the United States.

                                                                              .   United States and Canadian
                                                                              toll-free numbers can be accessed
                                                                              from outside the United States and
                                                                              Canada.

EZSurf.com              .   A Web-based shopping directory powered by our     .   Enables voice communications with
                        Web-based Internet telephony services from which      over 300 Web sites.
                        Internet users can initiate calls to listed online
                        retailers by clicking on an icon on the Web site.     .   Educates users by providing them
                                                                              with essential information required
                        .   Lists useful information for key online           to buy products online.
                        retailers, including payment and shipping options
                        and return policies.

Sales, Marketing and Distribution

     We distribute our software through the Internet, strategic partnerships and international resellers. In addition, our software will be embedded into future versions of Netscape's browser, which, according to International Data Corporation, was used by 41.5% of all consumer Internet users in mid-1998. Additionally, our software will be distributed into future versions of ICQ's Instant Messenger software. Customers can also download our software at no charge from our Web site and through links on other Web sites, including Yahoo!'s People Search and Lands' End's home page.

     We also distribute our software through strategic relationships with leading Internet and computer hardware and software companies, including IBM, Compaq and Packard Bell-NEC Europe. Our software is included with our partners' products and services and distributed domestically and internationally. We expect to distribute over 20 million units of our software in 1999 as a result of these and other distribution arrangements.

     We have also entered into agreements with three Web hosting companies, WebHosting.com, 9Net Avenue and Advanced Internet Technologies, under which they will resell our Click2Talk and Click2CallMe services to their customers.

     We promote our services through online and Internet-based advertising venues and traditional print advertising in domestic and international publications. We will also be advertising our services on the NBC television network. Another way we sell our services internationally is by entering into exclusive agreements with resellers in other countries. We sell these resellers bulk amounts of minutes of use of our products and services to be resold in the resellers' respective countries. For example, in Asia, we have agreements with Daewoo and Naray Mobile Telecom in South Korea and Marubeni in Japan. In Europe and the Middle East, we have agreements with CAPCOM in Spain and Dot.LB in Lebanon, among others. To facilitate distribution and attract users in foreign countries, we have developed our software in ten languages (English, Spanish, Japanese, French, Dutch, Portuguese, Italian, German, Swedish and Chinese) and intend to increase the number of languages as our distribution broadens.


Customer Service

     As part of our goal to attract and retain customers, we offer free live customer support in multiple languages. We employ approximately 101 customer service representatives, who offer customer support to our users 24 hours a day, seven days a week. These services can be reached from anywhere in the world at no cost using either our toll-free number, where available, or our Web-based Internet telephony services. The customer support staff provides technical assistance, as well as general service assistance, for all of our products and services. We also offer customer support via e-mail and fax. Our integrated customer billing software and call management system provide our customer support staff with immediate access to user accounts, calling patterns and billing history, thereby enhancing the quality of service provided to our customers. In addition, our international resellers typically provide their own front-line customer support.


Technology

     PC2Phone Software

     Our PC2Phone software is simple to install and to use and has won various industry awards. The installation process is wrapped in the industry-standard "Install Shield" product. During installation, the Net2Phone "wizard" verifies that the user's microphone and speakers are properly set for Internet telephony. The installation also has a service registration process that allows the customer to quickly register for paid time with the product. Our software has several buttons and drop down headings to enable customization. These buttons allow the user to change specific properties, access and modify customer account information, program and use speed dialing and verify rates.

     Our PC2Phone software has gone through fourteen releases, each improving upon our Internet telephony capabilities. The software is a Windows-compliant, 32-bit application written in a high-level PC language. The code is extendible allowing us to easily add new functionality, yet is relatively compact. The newest version of our software can record and play sound files allowing us to deliver voice-mail services and can interface with third party PC mail software applications such as Eudora and Microsoft Outlook. We expect this to be released in beta form by November 30, 1999 and commercially by December 31, 1999.

     We also have developed a software development kit allowing other companies to quickly and easily integrate their products with our PC2Phone software. For example, our services have been successfully integrated with Quicknet's line of sound cards and telephone interface cards. This integration enables Internet telephony service to be deployed through inexpensive equipment currently used throughout the world.


     Call Management System

     To maintain our leadership position in the Internet telephony market, we believe that reliable and flexible billing, information management, monitoring and control systems are critical. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key elements of this system include:

     . Customer Provisioning. The system provides automated online customer registration and customer registration through call centers and resellers. It also provides online credit card authorization and batch billing capabilities that streamline customer registration. A special remote access application program allows other people access to our database, enabling sophisticated partners to remotely service customers through our system, and to tie our system directly to their own business systems. This remote capability includes remote account management and continuous real-time call detail and billing information. Additionally, the system makes customer account records readily available to call center representatives in the event of customer billing problems.

     . Customer Access. Our system allows customers to independently access their billing records online without the need to contact customer service representatives.

     . Fraud Control. Fraud detection and prevention features include caller authentication, prevention of multiple simultaneous calls using the same account, pin code verification and call duration timers. We also generate reports on suspicious calling patterns to detect caller registration fraud. We routinely scan for fraudulent content before credit card purchases are allowed.

     . Network Security. Firewalls are employed to prevent attacks on our network. We use sophisticated techniques to safeguard sensitive database information. In addition, we encrypt call requests and portions of the call to prevent "network sniffers" from unauthorized access to data.

     . Call Routing. The network management system identifies and routes calls to the most efficiently priced carrier. The system also automatically routes calls around links or servers that are experiencing problems, have failed or have been manually taken out of service for maintenance or upgrades. This system provides remote administration facilities for maintaining routing tables and system monitoring.

     . Monitoring. The management system provides for real-time monitoring of all call information. We are able to track potential problems such as too many short calls on a server or a low percentage of call completions. The system also provides remote management that allows partners to monitor and manage their own accounts.

     . Reliability. We maintain two separate network operations centers in Hackensack and Lakewood, New Jersey. These facilities house redundant equipment and have the ability to track calls simultaneously. This redundant system gives our network a high degree of reliability, enabling each network operations center to serve as a back-up to the other.

     . Detailed Call Records. The management software maintains detailed records for each call, including the account number of the caller, the caller's phone number, access number used, the point at which the call enters and exits our network, the account owner, the calling party, the server/service phone number, the number of the called party, a running account balance, and rate and billing information, including surcharges.


     The Net2Phone Network

     Through an agreement with IDT, we lease capacity on an Internet network comprised of leased high-speed fiber optic lines connecting eight major cities across the United States, and lease high-speed fiber optic lines connecting smaller cities to the network. We have a right to use network capacity leased by IDT. The network backbone uses state-of-the-art hardware including Cisco Series 7000 routers and Nortel Passport switches. Our high-speed backbone connects traffic at four major public Internet exchange points and is also facilitated by a growing number of private peering or exchange points with other networks. Through peering arrangements, we exchange Internet traffic with 25 other Internet backbone providers at these points. We operate IDT's network, one of the largest Internet access networks, providing local dial-up access through 36 locations. Our Internet network also includes more than 700 additional network access locations owned by local and regional Internet service providers.

     In addition, we entered into an agreement with AT&T Global Network Services, under which AT&T will provide us with managed IP networking services and collocation services, enabling us to extend the international reach of our Internet telephony services over AT&T's global network to 17 countries, with a dozen other countries under consideration for future expansion. AT&T will also provide collocation services for our servers at AT&T's Local Interface Gateway locations (or points of presence) in those countries.

     We are able to provide service in areas where we do not have dial-up equipment by utilizing call-forwarding technology to expand our coverage areas by increasing the total number of local access numbers. We have been closing down multiple network access points in a number of states in order to consolidate our equipment into central "Super Point of Presence" locations. For example, one Super Point of Presence in New Jersey can supply local access for the entire state of New Jersey.

     We seek to retain flexibility by utilizing dynamic call routing alternatives. This approach is intended to enable us to take advantage of the rapidly evolving Internet market in order to provide low-cost service to our customers. Accordingly, our network employs an "Open Shortest Path First" protocol that promotes efficient routing of traffic. Additionally, we have placed redundant hardware for reliability in high traffic areas to minimize loss of data packets. Each network data exchange point employs hardware to direct network traffic and a minimum of two dedicated leased data lines to increase reliability.

     We manage our network hardware remotely. It is compatible with a variety of local network systems around the world. We believe our Internet telephony network can currently support approximately 5,000 simultaneous calls. We believe our systems are scalable to 10 times their current capacity through the purchase and installation of certain additional hardware. To date, the highest number of simultaneous calls serviced by our network was 1,975 simultaneous calls made on September 15, 1999.


     The Network Operations Center

     Our Network Operations Center, located in Hackensack, New Jersey, currently employs a staff of 34 people. There are two groups that work within the network operations center, the network analysis group and the Internet telephony monitoring group. Both groups have 24 hours a day, seven days a week coverage to quickly respond to any issues.

     The network analysis group works around-the-clock monitoring network issues, handling customer requests, repairing outages and solving security problems. Our monitoring group oversees a nationwide real-time network analysis map, which notifies our staff of network errors. They also use software we developed to monitor our hardware around the world. This group can dynamically turn on or turn off equipment and re-route Internet telephony traffic, as necessary.


Customers

     We have a diverse, global customer base. As of July 31, 1999, approximately 69% of our customers were based outside of the United States. As of July 31, 1999, we served over 325,000 active customers who had used our services during the preceding three months. In addition, as of October 10, 1999, we had installed the Click2Talk service on approximately 176 commercial Web sites.


Competition

     Long Distance Market

     The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include AT&T, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through Internet service providers, which allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of an Internet service provider could force us to increase prices and offer rates that are comparable to traditional telephone call providers.


     Web-Based Internet Telephony Services

     As consumers and telecommunications companies have grown to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     . Internet Telephony Service Providers. During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. In addition to us, AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) provide a range of voice over the Internet services. These companies offer PC-to-phone or phone-to-phone services that are similar to the services we offer. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas.

        Additionally, a number of companies have recently introduced Web-based voice-mail services and voice-chat services to Internet users.

     . Software/Hardware Providers. Many companies produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. These products generally require each user to have compatible software and hardware equipment and rely on the public Internet for the transmission of traffic, which often results in reduced quality of communications. Representative companies include VocalTec, Netspeak and e-Net. We believe VocalTec's software and hardware are unable to handle large numbers of simultaneous calls. Netspeak focuses on delivering solutions targeted at traditional call centers that require significant customization.

     . Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development and therefore may enhance the quality and acceptance of the transmission of voice over the Internet. However, many of these companies are new to the Internet telephony market, and therefore may not build brand recognition among consumers for these services. These companies also may not have the range of product and service offerings that are necessary to independently provide a broad set of voice-enabled Web services. AT&T, for example, has attempted to enter the market but has focused its effort on the cable market and it is unclear if it will continue to pursue voice over the Web. Qwest has taken steps to enter the market by building a high capacity network in the United States. In addition, Qwest has also entered into a three-year strategic alliance with Netscape to provide one-stop access to Internet services including long distance calling, e-mail, voice mail, faxes, Internet access and conference calls.

     . Network Hardware Manufacturers. Several of the world's major providers of telecommunications equipment, such as Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel) have developed or plan to develop network equipment that may be used in connection with the provision of voice over the Web services, including routers, servers and related hardware and software. By developing this equipment, these manufacturers may exert substantial influence over the technology that is used in connection with transmission of voice over the Web and may develop products that facilitate the quality and timely roll-out of these networks. However, these companies are dependent upon the operators of Internet telephony networks to purchase and install their equipment into their networks. They are also dependent upon the developers of hardware and software to market their systems to end users. Cisco currently manufactures Internet telephony equipment for low to medium scale networking, but does not manufacture high-end Internet telephony equipment for large networks. However, Cisco recently acquired two companies that produce devices to help Internet service providers transition voice and data traffic to packet networks while maintaining traditional phone usage and network equipment. Lucent has recently co-developed with VocalTec a set of industry standards that have been adopted by major competitors and is currently marketing Internet telephony hardware, including servers that allow the transmission of calls and faxes over the Internet. Lucent also offers related support products, such as billing centers and "Internet call centers," which allow Internet access and conversation with a customer support agent on a single line.

     . Voice-Enabled Online Commerce Providers. Several providers have begun to apply Internet telephony technologies in connection with e-commerce transactions. These providers compete with services of ours such as Click2Talk by integrating voice communications into commercial Web sites. These competitors include USA Global Link, which introduced its Instant Call service in 1998, a system that permits voice communications between a customer on the Web and customer service representatives. In addition, AT&T's Inter@active Communications is a group of services that integrates voice into the Web, including AT&T Chat'N Talk, a voice-enabled chat service, and Click2Dial Conferencing Services, which initiates and manages conference calls. These services may emerge as significant competitors to our current and planned offerings.

Research and Development

     Strategic Research and Development

     At our primary research and development center in Lakewood, New Jersey, we currently employ 17 engineers, whose specialties include software, hardware, switching, Internet security, voice compression, engineering real-time online transactions, billing, and network and call management. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Current research and development activities include the following:

     . development of unified messaging services, PC2PC and Phone2PC products and voice-enabled chat;

     . enhancements to our customer billing software and call management system to increase the capacity of these systems;

     .  improvements to our Internet telephony hardware to increase capacity;
        and

     .  modifications to our PC2Phone software to increase functionality.

     Our future success will depend, in part, on our ability to improve existing technology and develop new products and services that incorporate leading technology.

     We incurred $473,000, $481,000 and $757,000 in product development expenses during fiscal 1997, fiscal 1998 and fiscal 1999, respectively.


     Management Information Systems Research and Development

     Our management information systems development team, located in Hackensack, New Jersey, has eleven programmers and a development manager dedicated to traditional management information systems development and upgrades. The group supports back-office accounting and reporting software, customer service support software and database support. The development schedule is primarily focused on a detailed list of upgrades that have been identified and prioritized by a team manager. The database architecture is managed by a senior developer in our Lakewood laboratory who was responsible for similar database functions at AT&T's WorldNet division.


     Web Research and Development

     The majority of our Web research and development is done by a separate Web development group located in our headquarters in Hackensack. The group of nine consists of five developers, two programmers, one graphics designer and one development manager. The team is responsible for our multiple language Web site, the EZSurf.com Web site and specialized Web interfaces, including the integration of our PC2Phone client software into Netscape's Internet browser.


Regulation

     Regulation of Internet Telephony

     The use of the Internet to provide telephone service is a recent market development. Currently, the Federal Communications Commission is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing our competitive pricing advantage.

     Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes which affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase our costs of providing service. For example, the FCC recently has determined that subscriber calls to Internet service providers should be classified for jurisdictional purposes as interstate calls. This determination could affect a telephone carrier's costs for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers. The FCC has pending a proceeding to encourage the development of cost-based compensation mechanisms for the termination of calls to Internet service providers. Meanwhile, state agencies will determine whether carriers receive reciprocal compensation for these calls. If new compensation mechanisms increase the costs to carriers of terminating calls to Internet service providers or if states eliminate reciprocal compensation payments, the affected carriers could increase the price of service to Internet service providers to compensate, which could raise the cost of Internet access to consumers.

     In addition, although the FCC to date has determined that providers of Internet services should not be required to pay interstate access charges, this decision may be reconsidered in the future. This decision could occur if the FCC determines that the services provided are basic interstate telecommunications services and no longer subject to the exemption from access charges that are currently enjoyed by providers of enhanced services. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. The FCC has stated publicly that it would be inclined to hold the provision of phone-to-phone Internet protocol telephony to be a basic telecommunications service and therefore subject to access charges and universal service contribution requirements. In a Notice of Inquiry released September 29, 1999, the FCC again asked for comment on the regulatory status of Internet telephony. Specifically, the FCC asks commenters to address whether Internet telephony service generally, and phone-to-phone service in particular, may be regulated as a basic telecommunications service. If the Commission concludes that any or all Internet telephony should be regulated as basic communications service, it eventually could require that Internet telephony providers must contribute to universal service funds and pay access charges to local telephone companies. The imposition of access charges or universal service contributions would substantially increase our costs of serving dial-up customers.

     To our knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. State public utility commissions may retain jurisdiction to regulate the provision of intrastate Internet telephony services. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If Congress, the FCC, state regulatory agencies or foreign governments begin to regulate Internet telephony, such regulation may materially adversely affect our business, financial condition or results of operations.

     In addition, access to our services may also be limited in foreign countries where laws and regulations otherwise do not prohibit voice communication over the Internet. For example, access to our PC2Phone service was recently blocked in certain countries in Asia and the Middle East by government-controlled telecommunications companies. These actions prevented our customers originating PC2Phone calls in these countries. We have experienced similar actions in the past in other countries. In each case, we were able to negotiate agreements to continue to provide our services in these countries. We intend to do the same in these countries as well, but no assurances can be given that we will be successful in these negotiations. We have resumed service to our customers in these countries by providing alternative means of access to our service, which may also be blocked by the government-controlled telecommunications companies. Furthermore, one of our competitors, iBasis, has recently disclosed that it has received a letter from the Israel Minister of Communications requesting that it cease and desist terminating international calls over the Internet in Israel.


     Regulation of the Internet

     Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

     The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform with any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

     The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries.


Intellectual Property

     Our performance and ability to compete are dependent to a significant degree on our proprietary and licensed technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. All key employees have signed confidentiality agreements and we intend to require each newly hired employee to execute a confidentiality agreement. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

     We do not currently have any issued patents or registered copyrights. We own the registered service mark for three of the marks used in our business and have applications pending to register 29 other service marks used in our business. There can be no assurance that we will be able to secure significant protection for all our service marks. Competitors of ours or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

     We have not taken steps to file applications in foreign countries to obtain protection of our trademarks, except for our recent filing of a Community Trademark application for registration of the "Net2Phone" mark, which covers certain European countries, and an application for the "Net2Phone" mark in Australia, Ecuador and Venezuela. To the extent trademark rights are acquired through registration in countries outside the United States, we may not be able to protect our marks or assure that we are not infringing other parties' marks in those countries. Moreover, although we have taken some steps to commence the registration of "net2phone" as a domain name with the various international registries, we cannot assure you that this will be accomplished.

     We have been assigned the rights to patent applications claiming a number of the technologies underlying our products and services. Our two United States utility patent applications have been rejected, but we are continuing to pursue patent protection for the claimed subject material. There can be no assurance that the applications will result in the issuance of patents or that, if issued, such patents would adequately protect us against competitive technology or that they would be held valid and enforceable against a challenge. In addition, it is possible that our competitors may be able to design around any such patents. Also, our competitors may obtain patents that we would need to license or circumvent in order to make, use, sell or offer for sale the technology.

     We have received correspondence from a company, NetPhone Inc., claiming that our use of the mark "Net2Phone" in connection with Internet telephony services infringes that company's "NetPhone" registered trademark and requesting that we cease and desist from using the "Net2Phone" mark. We responded by denying any infringement. No legal proceedings have been commenced against us with respect to this matter. This entity currently operates a Web site at www.netphone.com. There can be no assurance that the existence of this entity's claim, its business and Web site will not materially adversely affect our business.

     AT&T, who may have rights in the terms "Click2Dial," Click2Whisper" and "Click2Interact," has filed with the United States Patent and Trademark Office a request to extend its time limit for opposing the registration of our "Click2Talk" mark. AT&T could oppose registration of our "Click2Talk" mark or take other action aimed at restricting us from using this mark. We have negotiated an agreement with AT&T by which AT&T will agree not to file the opposition if we consent to the registration of one of AT&T's marks. There can be no assurance that any agreement, or the exact terms thereof, will be signed until one is in place.

     We are also aware of several other parties that use marks that are the same or similar to marks that we use, though in some instances, to the best of our knowledge, these parties are not in the same business as we are. There can be no assurance that the companies that notified us or other companies with marks similar to our marks will not bring suit to prevent us from using the "Net2Phone" mark or other marks. Defending or losing any litigation relating to intellectual property rights could materially adversely affect our business, results of operations and financial condition.

     In addition, a company known as ITM, Inc. operates a Web site at www.net2phone.net without our permission or authorization, and in violation of the agency agreement ITM entered into with us for the distribution of the Net2Phone software with certain ITM software. ITM had also taken steps to secure registration and ownership of the "Net2Phone" mark in France. We have reached an agreement with ITM by which ITM agreed to assign the French trademark application that it filed to us, as well as execute and deliver to us a Registrant Name Change Agreement to transfer the domain name net2phone.net to us. This document has been submitted to Network Solutions Inc. and we expect that Network Solutions will soon process the transfer. Because the French trademark application has been assigned to us, we have withdrawn the trademark opposition proceeding that we commenced against ITM.

     We are taking steps to secure our rights in Ecuador and in Venezuela against two parties that are attempting to register the "Net2Phone" mark or a confusingly similar mark in these countries.

     We believe that we do not infringe upon the patent rights of any third party. The only third party that has asserted a patent infringement claim against us is TechSearch for what it alleges is a patent directed to Web sites. TechSearch has asked for a one time licensing fee. Our initial investigation has led us to believe that we do not infringe and /or the patent is invalid. If we do not accept the offer for a license and we are sued, we may incur substantial legal fees in defending the suit and may be enjoined from using our Web site if it is found to be infringing. If we do agree to the licensing fee, it may detract from our ability to support other projects. It is possible, however, that other patent infringement claims might be asserted successfully against us in the future. Our ability to make, use, sell or offer for sale our products and services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the patents of others or have licensed all such rights. We have not requested or obtained an opinion from our outside counsel as to whether our products and services infringe upon the patent rights of any third parties. We are aware that patents have recently been granted to others based on fundamental technologies in the Internet telephony area. In addition, we are aware of at least one other patent application involving potentially similar technologies to our own which if issued could materially adversely affect our business. Because patent applications in the Unites States are not publicly disclosed until issued, other applications may have been filed which, if issued as patents, could relate to our services and products. However, foreign patent applications do publish before issuance. We are aware of several such publications that relate to Internet telephony. One such published application claims as an inventor a previous consultant to IDT and has been assigned to another company. Issuance of a patent or patents from this application could materially adversely affect our ability to operate. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief which could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, each of which could materially adversely affect our ability to operate.

     We rely on a variety of technology, primarily software, that we license from third parties. Most of this technology was purchased or licensed on our behalf by IDT. Continued use of this technology by us may require that we purchase new or additional licenses from third parties or obtain consents from third parties to assign the applicable licenses from IDT. There can be no assurances that we can obtain those third party licenses needed for our business or that the third party technology licenses that we do have will continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our products and services or to enhance and upgrade our products and services.

Employees

     As of October 1, 1999, we had approximately 333 full-time employees, including approximately 146 in technical support and customer service, 84 in sales and marketing, 24 in management and finance, 30 in operations, and 49 in research and development. Our employees are not represented by any union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

     For the year ended July 31, 1999, 62% of our revenue was derived from international customers and 38% from customers in the United States. All our long-lived assets are located in the United States.

     We face certain risks inherent in doing business on an international basis, including:

     . changing regulatory requirements, which vary widely from country to country;

     . action by foreign governments or foreign telecommunications companies to limit access to our services;

     .  increased bad debt and subscription fraud;

     .  legal uncertainty regarding liability, tariffs and other trade barriers;

     .  political instability; and

     .  potentially adverse tax consequences.

ITEM 2.  PROPERTIES

     Our primary facilities consist of approximately 15,445 square feet, which comprise our headquarters, executive offices and customer service and technical support centers, and are located in two buildings in Hackensack, New Jersey leased from corporations that are owned and controlled by Howard S. Jonas.
Mr. Jonas is one of our directors, a director of IDT and the controlling stockholder of IDT. These leases expire at the end of February 2002 and require us to make annual rental payments of $186,144. We also sublease space for some of our computer equipment in Piscataway, New Jersey from IDT, which leases this space from a company also owned and controlled by Mr. Jonas. This lease runs for a three-year term, beginning in May 1999, with monthly rent of $8,400. In addition, we lease office space in Lakewood, New Jersey for our research and development center. Pursuant to this lease, which expires at the end of August 2001, we are required to make annual rental payments of $48,125.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended July 31, 1999, the following items were submitted for the approval of our security holders:

     . On June 25, 1999, our security holders, by written consent, adopted an amendment to our certificate of incorporation that increased our authorized capital stock to 200,000,000 shares of common stock, 37,042,089 shares of Class A stock and 10,000,000 shares of preferred stock and effected a three-for-one stock split for our common and Class A stock. Our security holders also voted to increase the number of shares of common stock available under our 1999 Stock Option and Incentive Plan by 6,000,000. These resolutions were voted in favor of by a majority of our security holders.

     . On July 13, 1999, a majority of our security holders voted by written consent to adopt an amendment to Article Fourth Section (e)(11) of our certificate of incorporation, clarifying the automatic conversion provision of our Series A convertible preferred stock.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock has traded on the Nasdaq National Market under the symbol NTOP since July 29, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:


     Fiscal 1999                                                                           High      Low
     -----------                                                                          -------   ------
     Fourth Quarter (July 29 and July 30 only) .......................................     $27.38    $26.56

     Fiscal 2000                                                                           High      Low
     -----------                                                                          ------    ------
     First Quarter ...................................................................     $84.94    $16.50
     Second Quarter (November 1 and November 2 only)..................................      52.94     51.50

     On November 2, 1999, the last reported sale price for our common stock on the Nasdaq National Market was $51.50 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors. If our stock price remains volatile, we may become subject to securities litigation, which is expensive and could divert our resources.

Holders

     As of November 2, 1999, we had approximately 79 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.


Dividend Policy

     We have not paid any dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

     In October 1997, in connection with our initial organization, IDT Corporation purchased 27,864,000 shares of our common stock for nominal consideration. This transaction was exempt from registration under Section 4(2) of the Securities Act, as amended.

     In January 1998, pursuant to the terms of his employment agreement with IDT Corporation, Mr. Clifford M. Sobel purchased 3,096,000 shares of our common stock for $100,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

     In May 1999, we issued and sold an aggregate of 3,140,000 shares of Series A convertible preferred stock at $10.00 per share, which were converted into 9,420,000 shares of our common stock in August 1999 at the closing of our initial public offering. In connection with this transaction, we also issued warrants to purchase up to 180,000 shares of our class A stock (of which 44,248 were exercised prior to the closing of our initial public offering with the remaining warrants having terminated at the closing of our initial public offering) to several investors for an aggregate of $31,400,000, pursuant to Series A Subscription Agreements, dated as of May 13, 1999. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

     We also issued a warrant to purchase up to 92,400 shares of our common stock to the placement agent as partial consideration for its services. This warrant was exercised in its entirety prior to the closing of our initial public offering. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

     In May 1999, we issued options to purchase 5,040,000 shares pursuant to our 1999 Stock Option and Incentive Plan, and issued 1,420,218 shares of common stock upon exercise of some of these options. In July 1999, we issued options to purchase an additional sum of 920,000 shares under the Plan to our President. In July 1999, we issued options to purchase an additional 2,851,500 shares under the plan, and issued 50,000 shares of common stock upon exercise of some of these options. Since July 1999, we have granted options to purchase an aggregate of 183,250 shares of our common stock. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

     In July 1999, in connection with our distribution and marketing agreement with ICQ, we issued a warrant to America Online, enabling it to acquire shares of common stock representing up to 3% of our outstanding capital on a fully-diluted basis. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

     On July 29, 1999, we offered 6,210,000 shares of our common stock in an initial public offering. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S-1 (file number 333-78713), which became effective on July 29, 1999. We received net proceeds of approximately $85.3 million from the sale of the 6,210,000 shares at the initial public offering price of $15.00 per share after deducting underwriting commissions and discounts and expenses of approximately $1.5 million. The managing underwriters for our initial public offering were Hambrecht & Quist LLC, BT Alex. Brown Incorporated and Bear. Stearns & Co. Inc.

     $7.0 million of the net proceeds from our initial public offering was used to repay a portion of the $14.0 million note payable to IDT. $3.5 million was used to pay ICQ, a subsidiary of America Online, in connection with our distribution and marketing agreement. As of the date of this report, we have not made any other specific allocations with respect to the proceeds. We expect to use the balance of the net proceeds of our initial public offering for:

          .  developing and maintaining strategic Internet relationships;

          .  advertising and promotion;

          .  research and development;

          .  upgrading and expanding our network; and

          .  general corporate purposes, including working capital.

     Pending any use, the net proceeds of our offering have been invested in short-term, interest-bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item
7. The statement of operations data for the period from January 2, 1996 (inception) to July 31, 1996, fiscal 1997, fiscal 1998 and fiscal 1999 and the balance sheet data as of July 31, 1998 and 1999 are derived from our financial statements.

                                                          Period from
                                                        January 2, 1996                 Fiscal Year Ended July 31,
                                                         (inception) to   -----------------------------------------------
                                                         July 31, 1996        1997             1998              1999
                                                         -------------    ------------      -----------       ----------
Statement of Operations Data:
Revenue:
  PC2Phone  ........................................       $        --      $ 2,170,442      $ 7,962,821      $ 19,733,569
  Phone2Phone  .....................................                --              272        2,030,516        10,306,617
  Other  ...........................................                --          481,589        2,012,635         3,216,271
                                                           -----------      -----------      -----------      ------------
     Total revenue  ................................                --        2,652,303       12,005,972        33,256,457
                                                           -----------      -----------      -----------      ------------
Costs and expenses:
  Direct cost of revenue, excluding
    depreciation  ..................................                --        1,553,443        6,848,759        17,818,010
  Selling and marketing  ...........................            34,468           76,724        2,887,766         8,828,167
  General and administrative  ......................           465,015        2,599,283        5,087,628        10,836,072
  Depreciation and amortization  ...................             8,275          120,500          726,508         2,316,545
  Compensation charge from the issuance of
    stock options  .................................                --               --               --        17,919,541
                                                           -----------      -----------      -----------      ------------
     Total costs and expenses  .....................           507,758        4,349,950       15,550,661        57,718,335
                                                           -----------      -----------      -----------      ------------
Loss from operations  ..............................          (507,758)      (1,697,647)      (3,544,689)      (24,461,878)
Interest expense--net  .............................                --               --               --          (243,314)
                                                           -----------      -----------      -----------      ------------
Net loss  ..........................................          (507,758)      (1,697,647)      (3,544,689)      (24,705,192)
Redeemable preferred stock dividends  ..............                --               --               --       (29,219,362)
                                                           -----------      -----------      -----------      ------------
Net loss available to common stockholders  .........       $  (507,758)     $(1,697,647)     $(3,544,689)     $(53,924,554)
                                                           ===========      ===========      ===========      ============
Net loss per common share--basic and
 diluted  ..........................................       $     (0.02)     $     (0.06)     $     (0.12)     $      (1.73)
                                                           ===========      ===========      ===========      ============
Pro forma net loss per common share--basic and
 diluted(1)  .......................................                                                          $      (0.74)
                                                                                                              ============
Weighted average number of common shares
 used in calculation of basic and diluted net
 loss per common share  ............................        27,864,000       27,864,000       30,186,000        31,236,415
                                                           ===========      ===========      ===========      ============
Pro forma weighted average number of common
 shares used in calculation of basic and diluted
 pro forma net loss per common share(1)  ..............                                                         33,172,031
                                                                                                              ============

--------------------
(1) The pro forma net loss and net loss per share assume that the conversion of the redeemable preferred stock into Class A stock took place when the stock was issued in May 1999.

                                                                               July 31,
                                            -----------------------------------------------------------------------------------
                                                 1996             1997                1998                       1999
                                            ------------        ---------          -----------     ----------------------------
                                                                                                       Actual         Pro Forma(2)
Balance Sheet Data:
Cash and cash equivalents  ...............  $      --        $        --        $     10,074     $20,379,048       $ 99,638,298
Working capital  .........................   (681,532)        (3,104,830)        (11,149,553)      6,303,452         92,562,702
Total assets  ............................    174,674            916,025           6,975,108      50,816,891        130,076,141
Accounts payable to IDT  .................    681,532          2,960,429          11,814,988       3,735,395          3,735,395
Loan payable to IDT  .....................         --                 --                  --      14,000,000          7,000,000
Total stockholders' (deficit) equity......   (507,758)        (2,205,305)         (5,649,994)     (4,062,867)       110,125,383

--------------------
(2) On August 3, 1999, the Company completed an initial public offering of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $85 million. These numbers give effect to the following as if they occurred on July 31, 1999:

     . the sale of 6,210,000 shares of common stock in our initial public offering;

     . the application of $7.0 million of the net proceeds from our initial public offering to pay a portion of the note payable to IDT;

     .  the conversion of 517,839 shares of Class A stock to common stock;

     . the exercise of options to purchase 75,000 shares of common stock at a price of $3.33 per share and options to purchase 50,000 shares of common stock at $15.00 per share; and

     . the conversion of 3,140,000 shares of Series A convertible preferred stock into 9,420,000 shares of Class A stock upon the closing of our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and notes thereto. The historical financial information included in this report does not necessarily reflect what our financial condition and results of operations would have been had we been operated as an independent entity during the periods presented.

Overview

     We began our operations in January 1996, launched our first Net2Phone product in August 1996, and were established as a separate subsidiary of IDT in October 1997. We have incurred net operating losses since inception and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts. As of July 31, 1999, we had an accumulated deficit of approximately $30.5 million.

     We recognized significant charges relating to non-cash executive compensation expense in the fourth quarter of 1999 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options to purchase shares of our common stock in May and July 1999. With respect to these options, we recognized a charge of approximately $17.9 million in the fourth quarter of fiscal 1999, and will recognize charges of approximately $11.8 million during fiscal 2000, approximately $11.8 million during fiscal 2001 and approximately $8.3 million during fiscal 2002.

     In May 1999, we issued 3,140,000 shares of Series A convertible preferred stock which were converted into 9,420,000 shares of Class A stock at $3.33 per share at the time of our initial public offering. The Series A convertible preferred stock contains beneficial conversion features. The total value of the beneficial conversion features is approximately $75 million. For accounting purposes, the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A convertible preferred stock. We recorded a reduction in net income available to common stockholders in the quarter ended July 31, 1999 of approximately $29.2 million. In connection with the issuance of the Series A convertible preferred stock, we issued warrants to purchase up to 272,400 shares of common stock at an exercise price of $3.33 per share. The fair value of warrants on the date of issuance was $2.1 million. These warrants were exercised to purchase an aggregate of 136,648 shares of common stock at the time of our initial public offering. The fair value of the warrants was recorded as an increase to additional paid in capital and a decrease to the carrying value of the Series A convertible preferred stock. The decrease in the carrying value of the Series A convertible preferred stock will be accreted, with a corresponding reduction of additional paid-in capital, over the period to the initial redemption date in May 2006. At the closing of our initial public offering in August 1999, the balance of the unamortized discount was recorded as a reduction of the amount of income available for common shareholders.

     In connection with our distribution and marketing agreement with ICQ, we issued a warrant to America Online to purchase up to 3% of our outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of our fully-diluted shares on the initial exercise date. If one or more of the revenue thresholds set forth in the warrant are achieved, we will recognize additional non-cash charges in an amount equal to the value of the warrant, as determined at the time that these thresholds are met.

     We offered 6,210,000 shares of our common stock in an initial public offering, which became effective of July 29, 1999. On August 3, 1999 we received net proceeds of approximately $85.3 million from the sale of the 6,210,000 shares at the initial public offering price of $15.00 per share. The managing underwriters for this offering were Hambrecht & Quist LLC, BT Alex. Brown Incorporated and Bear. Stearns & Co. Inc.

     On November 4, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 6,300,000 shares of common stock. Of the 6,000,000 shares to be sold in the offering, 3,400,000 shares are being sold by us. The remaining 2,600,000 shares are being sold by selling stockholders, including IDT, which will be selling 2,200,000 shares. The underwriters have also been granted an option for a period of 30 days to purchase up to 945,000 additional shares of common stock from other selling stockholders to cover over-allotments, if any.

Sources of Revenue

     During fiscal 1999, approximately 59.3% of our revenue was derived from per-minute charges we billed to our customers on a prepaid basis to use our PC2Phone service, and approximately 31.0% of our revenue was derived from per-minute charges we billed to our customers and our international resellers on a prepaid basis to use our Phone2Phone service. The remainder of our revenue was derived from the sale of Internet telephony gateways, technology licensing and for services we provide to IDT and other carriers. In the future, in order to diversify and enhance our revenue sources, we plan to introduce a variety of value-added services and Internet commerce solutions. In addition, we plan to sell Web-based advertising to leverage our customer reach. To date, these additional products and services have provided no revenue and we do not anticipate material revenue from these additional products and services through at least December 1999.

     Approximately 90.3% of our revenue in fiscal 1999 was generated from per-minute charges we charge our customers on a prepaid basis to use our PC2Phone and Phone2Phone services. During fiscal 1999, approximately

62% of our revenue was derived from customers based outside of the United States. As of July 31, 1999, we served over 325,000 active customers who spent an average of approximately 60 minutes per month placing calls over the Internet. We recognize revenue as our customers utilize the balances in their prepaid accounts by placing calls. As such, we have deferred revenue for all unutilized balances in our customers' accounts. The remaining 9.7% of our revenue, which is derived from the sale of Internet telephony gateways, technology licensing and from services provided to IDT and other carriers, is recognized upon installation of the equipment and performance of the services.


Cost Structure

     Our costs and expenses include:

     .  direct cost of revenue, excluding depreciation;

     .  selling and marketing;

     .  general and administrative; and

     .  depreciation.


Direct Cost of Revenue

     Direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. These costs exclude depreciation and include:

     . amounts paid to other carriers to terminate traffic on a per-minute basis;

     .  the cost of leased routers and access servers;

     . telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our network;

     . the costs associated with leased lines connecting our network directly to the Internet or to our operations centers and connecting our operations centers to the Internet; and

     . Internet backbone costs, which are the amounts we pay to Internet service providers for capacity.

     We expect our direct cost of revenue to increase in absolute terms over time to support our growing customer base. While some of these costs are fixed, other costs vary on a per minute basis. Therefore, there may be some volatility in our direct cost of revenue as a percentage of revenue, particularly as we expand our network. We try to terminate calls on our own network whenever possible. When we cannot terminate calls on our network, we terminate calls on the network of other suppliers, primarily IDT. We expect to continue to utilize this process. We also expect the percentage of our traffic that we terminate with IDT will decline in the future as we expand our own network.

     Selling and Marketing. Selling and marketing includes the expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. We expect selling and marketing expenses to increase over time as we aggressively market our products and services. Historically, selling and marketing expenses have been a relatively variable cost and are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant capital to build brand recognition. Most of our sales and marketing expenses will go toward securing significant and strategic relationships with a variety of Internet companies. We have strategic alliances with Netscape, ICQ, InfoSpace.com, Yahoo! and Excite and intend to continue to pursue relationships with other companies.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. A large portion of our general and administrative expenses include operations and customer support. These include the expenses associated with customer service and technical support, and consist primarily of the salaries and employment costs of the employees responsible for those efforts. We expect operations and customer support expenses to increase over time to support new and existing customers. We expect general and administrative costs to increase to support our growth, particularly as we establish a larger organization to implement our business plan. We include our research and development costs, comprised primarily of payroll expenses for our technical team of engineers and developers, in general and administrative expenses. We plan to incur additional costs for research and development, though they are not expected to increase as a percentage of revenue. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue.

     Depreciation and Amortization. Depreciation and amortization primarily relates to our hardware infrastructure. We depreciate our network equipment over its estimated five-year useful life using the straight-line method. We plan to acquire a domestic high capacity network to provide additional capacity to handle the expected increase in customer traffic as our business grows. In addition, we will be adding more network hardware as traffic volumes justify. We expect depreciation to increase in absolute terms as we expand our network to support new and acquired customers, but to decrease as a percentage of total revenue. We have also entered into a strategic agreement with Netscape, part of which includes the purchase of software and trademark licenses. We expect to amortize the costs relating to the software and trademark licenses acquired from Netscape over the two-year term of the agreement.

     Dependence on IDT. Historically, we have been dependent on IDT for working capital, its telecommunications network and for various services. In connection with establishing ourselves as an independent operating entity, we recently contracted with IDT for telecommunications services and administrative support. We believe that the terms of our agreements with IDT are no less favorable than those we would have obtained from unaffiliated third parties.

Results of Operations

  The following table sets forth certain items in our statement of operations as a percentage of total revenue for the periods indicated:


                                                                                    Fiscal Year Ended July 31,
                                                                              ---------------------------------------
                                                                              1997            1998           1999
                                                                              --------        --------       --------
Revenue:
  PC2Phone  ................................................................      81.8%           66.3%          59.3%
  Phone2Phone  .............................................................        --            16.9           31.0
  Other  ...................................................................      18.2            16.8            9.7
                                                                                ------          ------         ------
     Total revenue  ........................................................     100.0           100.0          100.0
                                                                                ------          ------         ------
Costs and expenses:
  Direct cost of revenue, excluding depreciation and amortization  .........      58.6            57.0           53.6
  Selling and marketing  ...................................................       2.9            24.1           26.5
  General and administrative  ..............................................      98.0            42.4           32.6
  Depreciation and amortization  ...........................................       4.5             6.1            7.0
  Compensation charge from issuance of stock options  ......................        --              --           53.9
                                                                                ------          ------         ------
     Total costs and expenses  .............................................     164.0           129.6          173.6
Loss from operations  ......................................................     (64.0)          (29.6)         (73.6)
Interest--net  .............................................................        --              --           (0.7)

                                                                                ------          ------         ------
Net loss  ..................................................................    (64.0)%         (29.6)%        (74.3)%
                                                                                ======          ======         ======


Comparison of Fiscal Years Ended July 31, 1999 and 1998

     Revenue. Revenue increased approximately 177% from approximately $12.0 million in fiscal 1998 to approximately $33.3 million for fiscal 1999. Of total revenue for fiscal 1999, PC2Phone generated approximately $19.7 million and Phone2Phone generated approximately $10.3 million. The increase in revenue was primarily due to an increase in minutes of use resulting from additional marketing of our products and services. Specifically, revenue from PC2Phone services increased approximately 148% from approximately $8.0 million for fiscal 1998 to approximately $19.7 million in revenue for fiscal 1999. Revenue from Phone2Phone increased approximately 408% from approximately $2.0 million for fiscal 1998 to approximately $10.3 million for fiscal 1999. We anticipate that revenue from PC2Phone and Phone2Phone will increase in absolute terms as our products become more widely distributed. However, as a percentage of revenue, we expect revenue from these products to decline over the next several years as we begin to market additional products and services and pursue additional sources of revenue.

     We also recognized revenue of approximately $2.0 million in fiscal 1998 and $3.2 million in fiscal 1999, from the sale of Internet telephone gateways, technology licensing and for services we provided to IDT and other carriers, which is included in "Other Revenue."

     Direct Cost of Revenue, Excluding Depreciation and Amortization. Total direct cost of revenue, excluding depreciation and amortization, increased by 160% from $6.8 million for fiscal 1998 to approximately $17.8 million for fiscal 1999. As a percentage of total revenue, these costs decreased from approximately 57.0% for fiscal 1998 to approximately 53.6% for fiscal 1999. This decrease is primarily attributable to improved efficiencies in terminating traffic and utilization of network assets. Over time, we expect direct cost of revenue to decline on a per-minute basis as international competition among carriers intensifies, resulting in lower prices from our suppliers, and as we leverage our position as a large provider of services and expand our own network. As a percentage of revenue, we expect direct cost of revenue to increase as a result of a decline in per-minute charges to customers. We expect to continue to utilize IDT's international and domestic networks at the current fair market value rates for termination.

We also expect to incur additional costs in connection with the growth of our business, especially in connection with increasing our own network capacity to handle increased traffic volumes.

     Selling and Marketing. Selling and marketing expenses increased approximately 206% from approximately $2.9 million for fiscal 1998 to approximately $8.8 million for fiscal 1999. As a percentage of total revenue, these costs increased from approximately 24.1% for fiscal 1998 to approximately 26.5% for fiscal 1999. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Netscape, ICQ, InfoSpace.com, Yahoo!, Excite and other strategic partners. We expect to continue to increase significantly our advertising and marketing expenditures to build additional brand recognition, and to enhance the distribution of our products and services.

     General and Administrative.   General and administrative expenses increased
approximately 113% from approximately $5.1 million for fiscal 1998 to approximately $10.8 million for fiscal 1999. As a percentage of total revenue, these costs decreased from approximately 42.4% for fiscal 1998 to approximately 32.6% for fiscal 1999. This decrease primarily reflects the efficiencies we have begun to realize from leveraging our sales and support infrastructure. We believe that general and administrative expenses will continue to decline as a percentage of total revenue as a result of greater economies of scale and additional efficiencies. In absolute terms, we expect these expenses to continue to increase as we incur additional costs in product development and costs associated with hiring additional personnel and adding new office space. Moreover, in absolute terms, our research and development expenses will increase as we hire the additional engineers necessary to continue the development of new products and services. However, these research and development expenses are not expected to significantly increase as a percentage of our total revenue.

     Depreciation and Amortization.   Depreciation and amortization increased
approximately 219% from approximately $727,000 for fiscal 1998 to approximately $2.3 million for fiscal 1999. As a percentage of total revenue, these costs remained constant in fiscal 1998 and fiscal 1999. This increase is primarily attributable to the increase in capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes. Depreciation will continue to increase as we build out our network and amortize intangibles such as our licenses and trademark rights acquired under agreements with strategic partners, including Netscape.

     Compensation Charge from the Issuance of Stock Options. We recognized $17.9 million of non-cash compensation expense in fiscal 1999 as a result of option grants made in May 1999 and July 1999. As a percentage of total revenue, the compensation charge from issuance of stock options was 53.9% in fiscal 1999. No compensation charge from the issuance of stock options was recognized in fiscal 1998.

     Loss from Operations.   Loss from operations was approximately $3.5 million
for fiscal 1998 as compared to loss from operations of approximately $24.5 million for fiscal 1999. Excluding the non-cash compensation charge described above, our loss from operations for fiscal 1999 would have been $6.5 million. This change is due to the substantial increase in both selling and marketing expenses as well as general and administrative expenses we incurred as we expanded our distribution relationships, corporate infrastructure and human resources. We anticipate continued and increasing losses as we pursue our growth strategy.


Comparison of Fiscal Years Ended July 31, 1998 and 1997

     Revenue.   Revenue increased approximately 353% from approximately $2.7 million for fiscal 1997 to approximately $12.0 million for fiscal 1998. The increase in revenue was primarily due to an increase in minutes of use resulting from increased marketing of our Internet telephony products and services.

     Of total revenue for the year ended July 31, 1998, PC2Phone generated approximately $8.0 million in revenue and Phone2Phone generated approximately $2.0 million. The increase in revenue was primarily due to an increase in minutes of use due to the marketing of our Internet telephony products and services. Specifically, revenue from PC2Phone services increased approximately 266% from approximately $2.2 million in revenue for fiscal 1997 to approximately $8.0 million in revenue for fiscal 1998. We realized significant revenue for the first time from our Phone2Phone services for fiscal 1998, as well as recorded revenue of approximately $1.5 million from the sale of equipment. In addition, we recognized revenue from amounts charged to IDT including monitoring the network operations center for IDT's Internet customers, of approximately $297,000 and $498,000, respectively, for fiscal 1997 and 1998. We do not expect to realize significant revenue from the sale of equipment in the future.

     Direct Cost of Revenue, Excluding Depreciation and Amortization. Total cost of revenue, excluding depreciation and amortization increased by approximately 341% from approximately $1.6 million for fiscal 1997 to approximately $6.8 million for fiscal 1998. As a percentage of total revenue, these costs decreased from approximately 58.6% for fiscal 1997 to approximately 57.0% for fiscal 1998. This decrease is primarily attributable to the impact of the higher margin equipment sold in the first half of fiscal 1998. Since we do not expect to realize significant revenue from the sale of equipment in the future, our direct costs will reflect our ability to terminate our traffic worldwide cost-effectively through our own network relationships or via those of IDT, our primary supplier. As a percentage of revenue we anticipate direct costs to remain approximately the same as our network expansion efforts mitigate potential pricing pressures.

     Selling and Marketing. Selling and marketing expenses increased by a factor of 37 from approximately $77,000 for fiscal 1997 to approximately $2.9 million for fiscal 1998. As a percentage of total revenue, these costs increased from approximately 2.9% for fiscal 1997 to approximately 24.1% for fiscal 1998. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Yahoo!, Excite and other strategic partners. We expect to continue to increase significantly our advertising and marketing expenditures to build additional brand recognition, and to enhance the distribution of our products and services.

     General and Administrative.   General and administrative expenses increased
approximately 96% from approximately $2.6 million for fiscal 1997 to approximately $5.1 million for fiscal 1998. As a percentage of total revenue, these costs decreased from approximately 98.0% for fiscal 1997 to approximately 42.4% for fiscal 1998. This decrease primarily reflects the efficiencies we have begun to realize from leveraging our sales and support infrastructure. We expect to continue to see further efficiencies and greater economies of scale, so that general and administrative expenses will continue to decline as a percentage of total revenue. In absolute terms, we expect these expenses to continue to increase as we incur additional costs associated with developing new products, hiring of additional personnel and adding new office space.

     Depreciation and Amortization. Depreciation and amortization increased from approximately $121,000 for fiscal 1997 to approximately $727,000 for fiscal 1998. As a percentage of total revenue, these costs increased from 4.5% in fiscal 1997 to 6.1% in fiscal 1998. This increase is primarily attributable to the increase in capital expenditures for the deployment of communications equipment both domestically and internationally to manage increased customer volume.

     Loss from Operations. Loss from operations was approximately $1.7 million for fiscal 1997 as compared to approximately $3.5 million for fiscal 1998. The increased losses reflect the substantial increase in marketing and general and administrative costs we incurred as we expanded our corporate infrastructure and resources to gain additional market share for our products and services.

Quarterly Results of Operations

     The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 1999. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          Quarter Ended
                                     ---------------------------------------------------------------------------------------
                                         Oct. 31,      Jan. 31,      April 30,      July 31,       Oct. 31,       Jan. 31,
                                           1997          1998          1998           1998           1998           1999
                                       ------------  ------------  -------------  -------------  -------------  ------------
Revenue:
 PC2Phone............................   $1,371,598    $1,693,812    $ 2,019,766    $ 2,877,645    $ 3,776,777    $4,809,644
 Phone2Phone.........................       70,939       148,572        799,324      1,011,681      1,287,415     2,280,366
 Other...............................      825,000       905,000        120,363        162,272        599,227       412,456
                                        ----------    ----------    -----------    -----------    -----------    ----------
  Total revenue......................    2,267,537     2,747,384      2,939,453      4,051,598      5,663,419     7,502,466
Costs and expenses:
 Direct cost of revenue,
  excluding depreciation and
  amortization.......................      602,389     1,070,051      1,916,861      3,259,458      3,353,247     3,970,504
 Selling and marketing...............      133,963       316,141        912,956      1,524,706      1,299,903     1,691,810
 General and administrative..........      730,893     1,073,165      1,450,229      1,833,341      1,900,234     2,286,770
 Depreciation and
  amortization.......................       68,169       123,844        229,635        304,860        338,469       400,584
 Compensation charge from the
  issuance of stock options..........           --            --             --             --             --            --
                                        ----------    ----------    -----------    -----------    -----------    ----------
  Total costs and expenses...........    1,535,414     2,583,201      4,509,681      6,922,365      6,891,853     8,349,668
                                        ----------    ----------    -----------    -----------    -----------    ----------
Income (loss) from operations........      732,123       164,183     (1,570,228)    (2,870,767)    (1,228,434)     (847,202)
Net interest expense.................           --            --             --             --             --            --
                                        ----------    ----------    -----------    -----------    -----------    ----------
Net income (loss)....................   $  732,123    $  164,183    $(1,570,228)   $(2,870,767)   $(1,228,434)   $ (847,202)
                                        ==========    ==========    ===========    ===========    ===========    ==========
                                                                          As a Percentage of Revenue
                                        -----------------------------------------------------------------------------------
Revenue:
 PC2Phone............................         60.5%         61.7%          68.7%          71.0%          66.7%         64.1%
 Phone2Phone.........................          3.1           5.4           27.2           25.0           22.7          30.4
 Other...............................         36.4          32.9            4.1            4.0           10.6           5.5
                                        ----------    ----------    -----------    -----------    -----------    ----------
  Total revenue......................        100.0         100.0          100.0          100.0          100.0         100.0
Costs and expenses:
 Direct cost of revenue,
  excluding depreciation and
  amortization.......................         26.6          38.9           65.2           80.4           59.2          52.9
 Selling and marketing...............          5.9          11.5           31.1           37.6           23.0          22.6
 General and administrative..........         32.2          39.1           49.3           45.2           33.6          30.5
 Depreciation and
  amortization.......................          3.0           4.5            7.8            7.5            6.0           5.3
 Compensation charge from the
  issuance of stock options..........           --            --             --             --             --            --
                                        ----------    ----------    -----------    -----------    -----------    ----------
  Total costs and expenses...........         67.7          94.0          153.4          170.7          121.8         111.3
                                        ----------    ----------    -----------    -----------    -----------    ----------
Income (loss) from operations........         32.3           6.0          (53.4)         (70.7)         (21.8)        (11.3)
Net interest expense.................           --            --             --             --             --            --
                                        ----------    ----------    -----------    -----------    -----------    ----------
Net income (loss)....................         32.3%          6.0%         (53.4)%        (70.7)%        (21.8)%       (11.3)%
                                        ==========    ==========    ===========    ===========    ===========    ==========

                                                    Quarter Ended
                                              --------------------------
                                               April 30,       July 31,
                                                 1999           1999
                                              -----------  --------------
Revenue:
 PC2Phone............................          $5,188,416    $  5,958,732
 Phone2Phone.........................           2,935,916       3,802,920
 Other...............................             913,040       1,291,548
                                               ----------    ------------
  Total revenue......................           9,037,372      11,053,200
Costs and expenses:
 Direct cost of revenue,
  excluding depreciation and
  amortization.......................           4,524,338       5,969,921
 Selling and marketing...............           1,754,603       4,081,851
 General and administrative..........           3,111,102       3,537,966
 Depreciation and
  amortization.......................             477,659       1,099,833
 Compensation charge from the
  issuance of stock options..........                  --      17,919,541
                                               ----------    ------------
  Total costs and expenses...........           9,867,702      32,609,112
                                               ----------    ------------
Income (loss) from operations........            (830,330)    (21,555,912)
Net interest expense.................                  --        (243,314)
                                               ----------    ------------
Net income (loss)....................          $ (830,330)   $(21,799,226)
                                               ==========    ============
                                               As a Percentage of Revenue
                                               --------------------------
Revenue:
 PC2Phone............................                57.4%           53.9%
 Phone2Phone.........................                32.5            34.4
 Other...............................                10.1            11.7
                                               ----------    ------------
  Total revenue......................               100.0           100.0
Costs and expenses:
 Direct cost of revenue,
  excluding depreciation and
  amortization.......................                50.1            54.0
 Selling and marketing...............                19.4            36.9
 General and administrative..........                34.4            32.0
 Depreciation and
  amortization.......................                 5.3            10.0
 Compensation charge from the
  issuance of stock options..........                  --           162.1
                                               ----------    ------------
  Total costs and expenses...........               109.2           295.0
                                               ----------    ------------
Income (loss) from operations........                (9.2)         (195.0)
Net interest expense.................                  --            (2.2)
                                               ----------    ------------
Net income (loss)....................                (9.2)%        (197.2)%
                                               ==========    ============

  We have experienced growth in revenue in each quarter since inception, reflecting greater acceptance and usage of our products and services by our expanded customer base. We expect our revenue to grow over time as minutes of use increase. However, we may experience declines in average revenue per minute due to competitive pressures, promotions and marketing initiatives, increased commissions paid to our international resellers and increased amounts paid to our strategic partners under existing and future revenue-sharing arrangements.

  We have experienced growth in total revenue in each quarter since inception. Our Phone2Phone revenue has increased in each quarter since inception and, over the last three quarters, has also increased as a percentage of our total revenue. This growth is primarily a result of expanded network coverage to create an increased number of access points, for our customers, enhanced service offerings, lower prices and increased selling and marketing efforts to promote our Phone2Phone services.

  Our PC2Phone revenue has also increased in each quarter since inception. Growth of PC2Phone revenue in future periods depends, in part, upon the additional distribution of our PC2Phone service through the integration of our PC2Phone software in the next versions of ICQ's instant messaging software and Netscape's Internet browser. We currently anticipate that the next version of ICQ's instant messaging software that incorporates our PC2Phone software will be released in mid-2000. The next version of Netscape's Internet browser that incorporates our PC2Phone Software has not yet been released, and, similar to our agreement with ICQ, our agreement with Netscape does not provide for a date by which the next version will be released. Any PC2Phone revenue we would expect to receive as a result of our agreements with ICQ and Netscape would not actually be received by us until their respective products become generally available. Further, any delay by our strategic partners in releasing the next version of their respective products could delay the associated PC2Phone revenue we could expect to receive from these sources. In addition, other factors could delay our growth of PC2Phone revenue. These factors may include regulatory or other actions by foreign regulatory agencies or government-controlled telecommunications companies or Year 2000-related problems in foreign countries that would prevent our international customers from accessing our PC2Phone service. For example, access to our PC2Phone services was recently blocked in certain countries in Asia and the Middle East by government-controlled telecommunications companies. These blockages have caused service interruptions that may cause us to earn as much as $250,000 less in PC2Phone revenue in the first quarter of fiscal 2000. While we have resumed service in each of these countries, there can be no assurance that there will not be future interruptions in these and other foreign countries or that we will be able to return to the level of service we had in each of these countries prior to any interruptions.

  Because we derive revenue from more than one source, we have experienced volatility in our direct cost of revenue. Specifically, our direct cost of revenue in the first two quarters of fiscal 1998 was low as a percentage of total revenue due to sales of equipment in these quarters. Because these sales were on a non-recurring basis, we realized a significant, albeit temporary, reduced direct cost of revenue for these two quarters.

  In the second half of fiscal 1998, we increased our advertising expenditures as we began marketing our Phone2Phone service. Revenue from our Phone2Phone service grew from approximately 5.0% of total revenue in the first half of the year to approximately 26.0% of total revenue in the latter half. We experienced start-up costs for Phone2Phone that increased our direct cost of revenue for those two quarters. However, we have been able to reduce direct cost of revenue for our Phone2Phone product as we expanded our network in fiscal 1999, which resulted in lower direct cost of revenue. In the most recent quarter, direct cost of revenue as a percentage of revenue accounted for approximately 54.0% as compared to approximately 80.4% in the quarter ended July 31, 1998. Our increased sales and marketing expenses reflect the relationships we have with various online strategic partners with whom we advertise our PC2Phone and Phone2Phone services. We expect to continue to increase significantly our advertising and marketing expenditures to build additional recognition of our products and services.

  As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast our revenue and direct cost of revenue as they may be impacted by a variety of factors. These factors include the level of use of the Internet as a communications medium, seasonal trends, capacity constraints, the amount and timing of our capital expenditures, introduction of new services by us or our competitors, price competition, technical difficulties or system downtime, and the development of regulatory restrictions.

Liquidity and Capital Resources

  Since inception in January 1996, we have financed our operations through advances from IDT. In May 1999, we received $29.9 million in net proceeds from the sale of our Series A convertible preferred stock and warrants. We applied a portion of the net proceeds from this sale to repay $8.0 million of the $22.0 million of advances from IDT that were outstanding as of April 30, 1999. The remaining $14.0 million due to IDT was converted into a promissory note in May 1999.

  Our operating activities generated negative cash flow of approximately $3.7 million in fiscal 1998 compared to negative cash flow of approximately $2.3 million in fiscal 1999. Cash used in investing activities was approximately
$5.2 million in fiscal 1998 and approximately $19.5 million in fiscal 1999. Our use of cash in investing activities was principally for the purchase of telecommunications and Internet equipment and for the purchase of a trademark in fiscal 1999.

  In August 1999, we completed the initial public offering of 6,210,000 shares of our common stock, for which we received approximately $85.3 million in net proceeds. From these proceeds, we repaid $7.0 million of the principal amount of the $14.0 million note due to IDT.

  We had approximately $99.6 million in cash and cash equivalents, as of July 31, 1999, after giving effect to our initial public offering and the exercise of stock options at the time of the closing of the initial public offering.

  Our future capital requirements will depend on numerous factors, including market acceptance of our services, brand promotions, the amount of resources we devote to the development of our current and future products, and the expansion of our sales force and marketing our services. We may experience a substantial increase in our capital expenditures and lease arrangements consistent with the growth in our operations and staffing. Additionally, we will evaluate possible investments in businesses, products and technologies. We believe that our current cash balances, expected cash flow from our operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 24 months. However, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing.


Warrant Issued to America Online

  In connection with our distribution and marketing agreement with ICQ, we issued a warrant to America Online to purchase up to 3% of our outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of our fully-diluted shares on the initial exercise date.

  For example, if the first revenue threshold was reached, AOL would be permitted to purchase 1% of 57,766,647 shares, calculated as the sum of:

  .  11,672,616 shares of our outstanding common stock;

  . 36,524,250 shares of our common stock issuable upon conversion of our Class A stock; and

  . 9,569,781 shares of our common stock reserved for issuance upon exercise of stock options that are outstanding or reserved for issuance under our 1999 Stock Option and Incentive Plan.

  Thus, AOL would be permitted to purchase a total of 1,834,999 shares of common stock. The per share exercise price of the AOL warrant would be $7.36 per share, which is $450 million divided by the 57,766,647 fully-diluted shares outstanding.


Year 2000 Systems Costs

  Computer systems, software packages, and microprocessor-dependent equipment may cease to function or generate erroneous data on or after January 1, 2000. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To correctly identify the Year 2000, and therefore be "Year 2000 compliant," a four-digit date code field is required.

  We have conducted a comprehensive review of the computer hardware and software that we use in order to ensure that our computer-related applications are Year 2000 compliant. This review commenced when we were operated as a division of IDT, at which time IDT provided services in connection with this review. Our cost of addressing the Year 2000 issue is not expected to be material to our operations or financial position. However, the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a material adverse effect upon our financial results. In the absence of such a resolution, our ability to route traffic in a cost effective manner, to deliver our services, to properly obtain payment for these services, and/or to maintain accurate records of our business and operations, could be substantially impaired until this issue is remedied. We may become liable for substantial damages in the event that, as a result of the Year 2000 issue, we fail to deliver any services that we have contracted to provide. Also, our name and reputation may be harmed if our services are disrupted due to Year 2000 problems.

  Our plan to ensure Year 2000 compliance consists of the following phases:

  .  conducting a comprehensive inventory of internal systems;

  .  assessing and prioritizing any required remediation;

  .  repairing or, if appropriate, replacing any non-compliant systems;

  .  testing all remediated systems for Year 2000 compliance; and

  . developing contingency plans that may be employed in the event that any systems used by us is unexpectedly affected by a previously unanticipated Year 2000 problem.

We have substantially completed each of these phases, and believe that our internal systems are Year 2000 compliant.

  We are conducting an external review of our customers and suppliers, and any other third parties with whom we do business, to determine their vulnerability to Year 2000 problems and any potential impact on us. These parties include our equipment and systems providers. In particular, we may experience problems to the extent that telecommunications carriers whose networks connect with ours are not Year 2000 compliant. Our ability to determine the ability of these third parties to address issues relating to the Year 2000 problem is limited. To the extent that a limited number of carriers experience disruptions in service due to the Year 2000 issue, we believe that we will be able to obtain service from alternate carriers. However, our ability to provide certain services to customers in selected geographic locations may be limited. There can be no assurance that such problems will not have a material adverse effect on our business, reputation or operating results. In addition, computer systems and software products in foreign countries may not be as prepared for Year 2000 problems as computer systems and software products in the United States.
Because a majority of our revenue is derived from customers located outside the United States, the failure of computer systems and software products in any foreign countries as a result of Year 2000 problems could block access to our services in those countries, which may adversely affect our customer base and revenue.

  We are also in the process of developing contingency plans with regard to potential or unforeseen Year 2000 problems. We believe that, in the event that one or more of our systems, or the systems of third parties with which we do business, is impaired due to unanticipated Year 2000 issues, our contingency plans will enable us to temporarily conduct operations on a temporarily modified basis until the impaired system or systems is remediated.

  There can be no assurances that our suppliers and customers will achieve full year 2000 compliance before the end of 1999 or that we will develop or implement effective contingency plans on a timely basis. A failure of our computer systems or the failure of our suppliers or customers to effectively upgrade their software and systems for transition to the Year 2000 could have a material adverse effect on our business, financial conditions and results of operations.

  Most of our internal systems were developed after developers became aware of Year 2000 problems. To date, we have not incurred material expenses in connection with the remediation of Year 2000 related issues. We do not expect to incur significant costs in connection with Year 2000 related issues. However, our actual costs may be significant if we discover that any major portion of our internal systems requires unforeseen remediation. We expense costs associated with Year 2000 remediation when they are incurred.

Effects of Inflation

     Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

                                 RISK FACTORS

     In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

           Risks Related to Our Financial Condition and Our Business

Our limited operating history makes evaluating our business difficult.

  IDT formed us as a subsidiary in October 1997. Prior to that, we conducted business as a division of IDT. Therefore, we have only a limited operating history with which you may evaluate our business. You must consider the numerous risks and uncertainties an early stage company like ours faces in the new and rapidly evolving market for Internet-related services. These risks include our ability to:

  .  increase awareness of our brand and continue to build user loyalty;

  .  maintain our current, and develop new, strategic relationships;

  .  respond effectively to competitive pressures; and

  .  continue to develop and upgrade our network and technology.

  If we are unsuccessful in addressing these risks, sales of our products and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.


We have never been profitable and expect our losses to continue for the foreseeable future.

  We have never been profitable on an annual basis. We had an accumulated deficit of approximately $30.5 million as of July 31, 1999. We expect to continue to incur operating losses for the foreseeable future. Our operating and marketing expenses have continuously increased since inception and we expect them to continue to increase significantly during the next several years. Accordingly, we will need to generate significant revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

  In addition, we expect to recognize significant additional charges relating to non-cash compensation in connection with options that we granted in May, July and October 1999. We recognized a charge of approximately $17.9 million in the fourth quarter of fiscal 1999 arising from these options, and will recognize charges of approximately $11.8 million during fiscal 2000, approximately $11.8 million during fiscal 2001 and approximately $8.3 million during fiscal 2002.


We intend to pursue new streams of revenue, which we have not attempted to generate before and which may not be profitable.

  In the future, we intend to pursue revenue from new Web-based opportunities, such as banner and audio advertising, as well as from sponsorship opportunities on our user interface and our EZSurf.com Internet shopping directory. We also intend to explore the availability of revenue-sharing opportunities. We have not attempted to generate this type of revenue before. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that these investments will be profitable.


We may have difficulties managing our expanding operations, which may reduce our chances of achieving profitability.

  Our future performance will depend, in part, on our ability to manage our growth effectively. To that end, we will have to undertake the following tasks, among others:

  . develop our operating, administrative, financial and accounting systems and controls;

  . improve coordination among our engineering, accounting, finance, marketing and operations personnel;

  .  enhance our management information systems capabilities; and

  .  hire and train additional qualified personnel.

If we cannot accomplish these tasks, our chances of achieving profitability may be diminished.

If we fail to establish and maintain strategic relationships our ability to meet analyst expectations and our sales would suffer.

  We currently have strategic relationships with Netscape, ICQ, Go2Net, InfoSpace.com, Yahoo!, Excite and others. We depend on these relationships to:

  .  distribute our products to potential customers;

  .  increase usage of our services;

  .  build brand awareness; and

  .  cooperatively market our products and services.

  We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with leading Internet companies and computer hardware and software companies, as well as key marketing distribution partners. In cases where our products and services are integrated into our strategic partners' product and service offerings, our ability to meet analyst expectations and our sales depend upon a timely release of these offerings. If any of our strategic relationships are discontinued or if the release of these partners' offerings that integrate our products and services are delayed, sales of our products and services and our ability to maintain or increase our customer base may be substantially diminished. Further, our agreements with ICQ and Netscape do not provide for a date by which the next version of their respective products which incorporate our PC2Phone software will be released. Any delay by any of our strategic partners in releasing the next version of their respective products could delay the associated PC2Phone revenue we could expect to receive from these sources.

If we hire a reseller who fails to market our products and services effectively or who provides poor customer service, our reputation will suffer and we could lose customers.

  If we hire a reseller who fails to market our products and services effectively, we could lose market share. Additionally, if a reseller provides poor customer service, we could lose brand equity. Therefore, we must maintain and hire additional resellers throughout the world that are capable of providing high-quality sales and service efforts. If we lose a reseller in a key market, or if a current or future reseller fails to adequately provide customer support, our reputation will suffer and sales of our products and services and our customer base will be substantially diminished.


Competition could reduce our market share and decrease our revenue.

  The market for our services has been extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in this market. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully in this market. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. Our competitors include the following:

  .  Internet Telephony Service Providers.   Internet telephony service
     providers such as AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) route voice traffic over the Internet.

  .  Software/Hardware Providers.   Companies such as VocalTec, Netspeak and e-
     Net produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet.

  .  Telecommunications Companies.   A number of telecommunications companies,
     including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies.

  .  Network Hardware Manufacturers.   A number of large telecommunications
     providers and equipment manufacturers, including Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel), have announced that they intend to offer products similar to ours. We expect these products to allow live voice communications over the Internet between parties using a personal computer and a telephone and between two parties using telephones. Cisco Systems has also taken additional steps by recently acquiring companies that produce devices that help Internet service providers carry voice over the Internet while maintaining traditional phone usage and infrastructure.

  .  Voice-Enabled Online Commerce Providers.   Several companies, including USA
     Global Link and AT&T's Inter@active Communications, have begun to apply Internet telephony technologies in connection with online commerce transactions. These providers compete with services of ours such as Click2Talk by integrating voice communications into commercial Web sites.


Pricing pressures may lessen our competitive pricing advantage.

  Our success is based on our ability to provide discounted domestic and international long distance services by taking advantage of cost savings achieved by carrying voice traffic over the Internet, as compared to carrying calls over long distance networks, such as those owned by AT&T, Sprint and MCI WorldCom. In recent years, the price of long distance calls has fallen. In response, we have lowered the price of our service offerings. For example, AT&T, Sprint and MCI WorldCom have adopted recent pricing plans in which the rates that they charge for U.S. domestic long distance calls are not always substantially higher than the rates that we charge for our U.S. domestic service. The price of long distance calls may decline to a point where we no longer have a price advantage over these traditional long distance services. Alternatively, other providers of long distance services may begin to offer unlimited or nearly unlimited use of some of their services for an attractive monthly rate. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do.


We may not be able to compete with providers that can bundle long distance services with other offerings.

  Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce our revenues.


We may not be able to hire and retain the personnel we need to sustain our business.

  We depend on the continued services of our executive officers and other key personnel. We have an employment agreement with only two of our executive officers, Clifford M. Sobel, our Chairman, and Jonathan Fram, our President. We need to attract and retain other highly-skilled technical and managerial personnel for whom there is intense competition. If we are unable to attract and retain qualified technical and managerial personnel, we may never achieve profitability.

If our customers do not perceive our service to be effective or of high quality, our brand and name recognition would suffer.

  We believe that establishing and maintaining a brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. If our customers do not perceive our service to be effective or of high quality, our brand and name recognition would suffer.


We depend on our international operations, which subject us to unpredictable regulatory and political situations.

  As of July 31, 1999, approximately 69% of our customers were based outside of the United States, generating approximately 62% of our revenue during fiscal 1999. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

  . changing regulatory requirements, which vary widely from country to country;

  . action by foreign governments or foreign telecommunications companies to limit access to our services;

  .  increased bad debt and subscription fraud;

  .  legal uncertainty regarding liability, tariffs and other trade barriers;

  .  political instability; and

  .  potentially adverse tax consequences.

We cannot assure you that one or more of these factors will not materially adversely affect the growth of our business or our customer base.


All of the telephone calls made by our customers are connected through local telephone companies and, at least in part, through leased networks that may become unavailable.

  We are not a local telephone company or a registered local exchange carrier. Our network covers only portions of the United States. Accordingly, we must route parts of some domestic and all international calls made by our customers over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must route calls through a local telephone company to reach our network and, ultimately, to reach their final destinations.

  In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant intra-national transmission facilities is the national telephone company. Accordingly, we may have to lease transmission capacity at artificially high rates from a monopolistic provider and, consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing terms and billing.

  In the United States, the providers of local telephone service are generally the incumbent local telephone companies, including the regional Bell operating companies. The permitted pricing of local transmission facilities that we lease in the United States is subject to uncertainties. The Federal Communications Commission has issued an order requiring incumbent local telephone companies to price those facilities at total element long-run incremental cost, and the United States Supreme Court recently upheld the FCC's jurisdiction to set a pricing standard for local transmission facilities provided to competitors. However, the incumbent local telephone companies can be expected to bring additional legal challenges to the FCC's total element long-run incremental cost standard and, if they succeed, the result may be to increase the cost of incumbent local transmission facilities obtained by us.


Our success depends on our ability to handle a large number of simultaneous calls, which our systems may not be able to accommodate.

  We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers.


Because we are unable to predict the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

  In order to ensure that we are able to handle additional usage, we have agreed to pay IDT a one-time fee of approximately $6.0 million for a 20-year right to use part of a new high capacity network that is under construction. This network has been pledged by IDT to its lenders under a credit facility. We may have to enter into additional long-term agreements for leased capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means that may not be available.


We may not be able to obtain sufficient funds to grow our business.

  We intend to continue to grow our business. Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund any of the following:

  .  unanticipated opportunities;

  .  strategic alliances;

  .  potential acquisitions;

  .  changing business conditions; and

  .  unanticipated competitive pressures.

Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

  Our success depends on our ability to provide efficient and uninterrupted, high-quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events that may be or may not be beyond our control. The occurrence of any or all of these events could hurt our reputation and cause us to lose customers.


Unauthorized use of our intellectual property by third parties may damage our brand.

  We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our intellectual property. The unauthorized use of our intellectual property by third parties may damage our brand.


Defending against intellectual property infringement claims could be expensive and could disrupt our business.

  We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.


Year 2000 problems may disrupt our operations.

  Many computer systems and software products are coded to understand only dates that have two digits for the relevant year. These systems and products need upgrading to accept four digit entries in order to distinguish 21st century dates from 20th century dates. Without upgrading, many computer applications could fail or create erroneous results beginning in the year 2000. The Year 2000 problems of companies on the Internet generally could affect our systems or operations. In addition, computer systems and software products in foreign countries may not be as prepared for the Year 2000 problems as computer systems and software products in the United States. Because a majority of our revenue is derived from customers located outside the United States, the failure of computer systems and software products in any foreign countries as a result of the Year 2000 problems could block access to our services in those countries, which may adversely affect our customer base and revenue.


                   Risks Related to Our Relationship with IDT

We have contracted with IDT for various services and for the use of its telecommunications network, which contracts we may not be able to renew when they expire.

  In May 1999, we entered into agreements with IDT under which IDT will continue to provide administrative and telecommunication services to us. These agreements have an initial term of one year, and at the end of the initial term and each year thereafter, will automatically renew for additional one year periods unless one party has given the other party prior termination notice. When these agreements expire, we will need to extend them, engage other entities to perform these services or perform these services ourselves. In addition, after the initial term, these agreements are terminable by either party upon prior written notice. We cannot assure you that IDT will not terminate these agreements or continue to provide these services after the initial term of the agreements. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services. In addition, IDT has provided us in the past with working capital to fund our operations, and IDT is not under any obligation, under these agreements or otherwise, to do so in the future.


We may experience conflicts of interest with IDT, which may not be resolved in our favor.

  Three members of our board of directors are officers and/or directors of IDT. One of these directors, Howard S. Jonas, is the Chairman and Chief Executive Officer of IDT and IDT's controlling shareholder. Additionally, one of our directors, James R. Mellor, was a director of IDT until June 1999. Clifford M. Sobel, our Chairman, has an option to transfer his interest in us to IDT in exchange for an option to purchase 875,000 shares of IDT common stock at a purchase price of $6.50 per share. In addition, certain of our executive officers, directors and employees hold shares of IDT common stock and options to acquire shares of IDT common stock. These individuals may have conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of IDT. If conflicts arise with IDT, we expect to resolve those conflicts on a case-by-case basis, and in the manner required by applicable law and customary business practices, subject to our agreement with IDT to resolve disputes involving $5.0 million or less through mandatory, binding arbitration. Conflicts, if any, could be resolved in a manner adverse to us and our stockholders, which could harm our business.


Through its ownership of our stock, IDT effectively controls our company and may exert influence contrary to the interests of other stockholders.

  IDT currently owns approximately 56.2% of our outstanding capital stock. Because IDT owns Class A stock, which entitles the holder to two votes per share, IDT controls 64.0% of our voting power. Therefore, IDT will have the power to determine the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, without the consent of IDT, we could be prevented from entering into certain transactions that could be beneficial to us. Third parties could be discouraged from making a tender offer or bid to acquire us because of IDT's stockholdings and voting rights. IDT's ownership will increase if Clifford M. Sobel exercises his option to transfer his shares of our stock to IDT in exchange for an option to purchase shares of IDT.


IDT has pledged its shares of our stock to secure a credit facility, which shares may be transferred to a third party that would effectively control us if IDT defaults on its obligations.

  The shares owned by IDT are pledged as collateral to secure an IDT credit facility. The lenders under the credit facility have agreed to permit IDT to transfer our shares free and clear of any liens as and when IDT seeks to transfer shares of our stock. Such transferability will cease if IDT's ownership of our capital stock drops below 50% of the number of shares which it owned 72 hours after the consummation of our initial public offering. If IDT defaults in its obligations under the credit facility, then a third party could acquire the voting rights with respect to the pledged stock and become party to our intercompany agreements. We cannot assume that a third party would maintain good relations with us or maintain or renew our agreements with IDT.

                         Risks Related to Our Industry

If the Internet does not continue to grow as a medium for voice communications, our business will suffer.

  The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be harmed.


Our business will not grow without increased use of the Internet.

  The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether customers will be willing to shift their traditional activities online. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

  .  concerns about security;

  .  Internet congestion;

  .  inconsistent service; and

  .  lack of cost-effective, high-speed access.

If the use of the Internet as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which may prevent us from achieving profitability.


Governmental regulations regarding the Internet may be passed, which could impede our business.

  The legal and regulatory environment that pertains to the Internet is uncertain and is changing rapidly as use of the Internet increases. For example, in the United States, the Federal Communications Commission is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony.

  In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. For example, access to our PC2Phone services was recently blocked in India, Pakistan and Lebanon by government-controlled telecommunications companies. These blockages have caused service interruptions that may cause us to earn as much as $250,000 less in PC2Phone revenue in the first quarter of fiscal 2000. There can be no assurance that there will not be future interruptions in these and other foreign countries or that we will be able to return to the level of service we had in each of these countries prior to any interruptions. In addition, one of our competitors, iBasis, recently disclosed that it had received a letter from the Israeli Minister of Communications requesting that it cease and desist terminating international calls over the Internet in Israel. These actions and other similar actions in foreign countries may adversely affect our continuing ability to offer services in these and other countries, causing us to lose customers and revenue.

  New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely effect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

  .  sales and other taxes;

  .  access charges;

  .  user privacy;

  .  pricing controls;

  .  characteristics and quality of products and services;

  .  consumer protection;

  . contributions to the universal service fund, an FCC-administered fund for the support of local telephone service in rural and high cost areas;

  .  cross-border commerce;

  .  copyright, trademark and patent infringement; and

  .  other claims based on the nature and content of Internet materials.


Our risk management practices may not be sufficient to protect us from unauthorized transactions or thefts of services.

  We may be the victim of fraud or theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly.


                           Risks Related to our Stock

Our stock price has been, and is likely to continue to be, highly volatile and could drop unexpectedly.

  Since trading commenced in July 1999, the trading price of our common stock has been highly volatile and may continue to be volatile in response to the following factors:

  .  quarterly variations in our operating results;

  . announcements of technical innovations, new products or services by us or our competitors;

  . investor perception of us, the Internet telephony market or the Internet in general;

  .  changes in financial estimates by securities analysts; and

  .  general economic and market conditions.

  The stocks of many Internet-related companies have experienced significant fluctuations in trading price and volume. Often these fluctuations have been unrelated to operating performance. Declines in the market price of our common stock could also materially adversely affect employee morale and retention, our access to capital and other aspects of our business.

If our stock price remains volatile, we may become subject to securities litigation, which is expensive and could divert our resources.

  In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. If the market value of our stock experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.


The sale of a substantial number of shares of our common stock may affect our stock price.

  The market price of our common stock could decline as a result of sales of substantial amounts of common stock in the public market or the perception that substantial sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.


Our certificate of incorporation, our bylaws and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.

  Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors will be subject to re-election at each annual stockholder meeting. Moreover, our certificate of incorporation creates a class of stock with super-voting rights. The holders of Class A stock are entitled to two votes per share while the holders of common stock are entitled to one vote per share. Except as otherwise required by law or as described below, the holders of Class A stock and common stock will vote together as a single class on all matters presented to the stockholders for their vote or approval, including the election of directors. The holders of Class A stock may have the ability to elect all of our directors and to effect or prevent certain corporate transactions. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements appear in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons are our executive officers and directors:


Name                                Age      Position
----                                ---      --------
Clifford M. Sobel  ........         50       Chairman of the Board
Howard S. Balter  .........         38       Chief Executive Officer and Vice Chairman of the Board
Jonathan Fram  ............         42       President
David Greenblatt  .........         47       Chief Operating Officer
Ilan M. Slasky  ...........         29       Chief Financial Officer
H. Jeff Goldberg  .........         46       Chief Technology Officer
Jonathan Reich  ...........         33       Executive Vice President--Marketing and Corporate Development
Martin Rothberg  ..........         30       Executive Vice President--Strategic Sales
Jonathan Rand  ............         36       Executive Vice President--International Sales and Treasurer
Howard S. Jonas  ..........         43       Director
James A. Courter  .........         58       Director
Gary E. Rieschel  .........         43       Director
James R. Mellor  ..........         69       Director
Jesse P. King  ............         44       Director
Martin J. Yudkovitz  ......         45       Director
Daniel H. Schulman  .......         41       Director
Michael Fischberger  ......         30       Director
Harry C. McPherson, Jr. ...         70       Director

  Clifford M. Sobel has been Chairman of the board of directors since May 1999, served as our President from October 1997 to July 1999 and served as our Chief Executive Officer from October 1997 to January 1999. Since 1994, Mr. Sobel has been Chairman and Chief Executive Officer of SJJ Investment Corp., which has invested in Internet, cable, real estate and cosmetics companies. Prior to this, Mr. Sobel founded several companies in the design and manufacturing of retail interiors and themed environments, including DVMI and its subsidiary, Bon-Art International, and Bauchet International. These companies were sold in 1994, in transactions in which Bear, Stearns & Co. Inc. served as financial advisor. Mr. Sobel has testified before Congress on foreign trade issues and, by Presidential appointment, served on the Holocaust Memorial Council in Washington, D.C.

  Howard S. Balter has been a director since October 1997, our Chief Executive Officer since January 1999, and our Vice Chairman of the board of directors since May 1999. Mr. Balter also served as our Treasurer from October 1997 to July 1999. Prior to his employment with us, Mr. Balter was IDT's Chief Operating Officer from 1993 to 1998 and Chief Financial Officer from 1993 to 1995. Mr. Balter was a director of IDT from December 1995 to January 1999 and Vice Chairman of IDT's board from 1996 to 1999. From 1985 to 1993, Mr. Balter operated his own real estate development firm.

  Jonathan Fram became our President in July 1999. Prior to his employment with us, Mr. Fram was General Manager of Bloomberg L.P.'s New Media Group from 1996 to 1999, where he was responsible for Bloomberg's Internet strategy. Mr. Fram was employed as General Manager of Bloomberg's Television and Radio Group from 1991 to 1996. From 1989 to 1991, Mr. Fram served as the Chief Executive Officer of FNN:PRO--Institutional Research Network, Inc. Mr. Fram was also employed by both Bear Stearns & Co. and Paine Webber, Inc. as a securities analyst, and worked for IBM as a computer design engineer.

  David Greenblatt has been our Chief Operating Officer since January 1999. Between January 1998 and January 1999, Mr. Greenblatt served as IDT's Vice President of Networks, during which time he was primarily responsible for the operations of Net2Phone. Prior to his employment with IDT in January 1998, Mr. Greenblatt was Senior Vice President of Research and Development for Nextwave Communications from 1996 to 1997. From January 1984 to August 1996, Mr. Greenblatt was a principal of Financial Technologies, Inc., where he managed the process of software conversion for large and medium-sized businesses. From January 1980 to December 1984, Mr. Greenblatt was an information technologies consultant for various money center banks. From 1970 to 1980, Mr. Greenblatt has lectured in the areas of Computer Science and Mathematics at Queens College, New York University, Hunter College and Pace University.

  Ilan M. Slasky has been our Chief Financial Officer since January 1999. Prior to his employment with us, Mr. Slasky was IDT's Executive Vice President of Finance from December 1997 to January 1999, IDT's director of carrier services from November 1996 to July 1997 and IDT's Director of Finance from May 1996 to November

1996. From 1991 to 1996, Mr. Slasky worked for Merrill Lynch in various areas of finance, including risk management, fixed income trading and equity derivatives.

  H. Jeff Goldberg has been our Chief Technology Officer since January 1999. From January 1996 to January 1999, Mr. Goldberg was our Director of Technology and a consultant to IDT. Mr. Goldberg was an independent software consultant from 1985 to 1995, Vice President of Software and a member of the board of directors at Charles River Data Systems in Massachusetts from 1979 to 1985 and a developer of multimedia communications software at AT&T Bell Laboratories from 1977 to 1979. Mr. Goldberg is a founding member of the UNIX standards committee.

  Jonathan Reich has been our Executive Vice President--Marketing and Corporate Development since January 1999. Prior to his employment with us, Mr. Reich was IDT's Senior Vice President of Advertising, Marketing and Business Development in charge of strategic relationships for both us and IDT from June 1997 to December 1998 and IDT's director of advertising from January 1995 to November 1997. From 1992 to 1993, Mr. Reich worked for Sanford Bernstein & Co. as an associate analyst. Prior to this, Mr. Reich was an internal consultant for Morgan Stanley & Co.

  Martin Rothberg has been our Executive Vice President--Strategic Sales since January 1999 and a key employee since June 1997. Prior to his employment with us, Mr. Rothberg was IDT's Director of International Sales from September 1996 to June 1997 and IDT's Director of Domestic Sales from June 1995 to September 1996.

  Jonathan Rand has been our Executive Vice President--International Sales since January 1999, Treasurer since July 1999 and a key employee since January 1998. Prior to joining us, Mr. Rand was a member of IDT's senior management from 1992 to January 1999, including service as Senior Vice President--International Sales and Senior Vice President--Finance. Additionally, Mr. Rand is a co-founder and director of the International Internet Association. Prior to joining IDT, Mr. Rand operated his own magazine publishing business from 1986 to 1992 and was employed by Procter & Gamble from 1985 to 1986 in Brand Management.

  Howard S. Jonas was appointed a director in October 1997. Mr. Jonas founded IDT in August 1990 and has served as Chairman of the Board and Treasurer since its inception and as Chief Executive Officer since December 1991. Additionally, he served as President of IDT from December 1991 through September 1996. Mr. Jonas is also the founder and has been President of Jonas Publishing Corp., a publisher of trade directories, since its inception in 1979.

  James A. Courter was appointed a director in May 1999. Mr. Courter has been President of IDT since October 1996 and a director of IDT since March 1996. Mr. Courter has been a senior partner in the New Jersey law firm of Courter, Kobert, Laufer & Cohen, P.C. since 1972. He was also a partner in the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson & Hand from January 1994 to September 1996. From 1991 to 1994, Mr. Courter was chairman of the President's Defense Base Closure and Realignment Commission. Mr. Courter was a member of the United States House of Representatives for 12 years, retiring in January 1991. Mr. Courter also serves on the board of directors of Envirogen and The Berkeley School.

  Gary E. Rieschel was appointed a director in June 1999. Mr. Rieschel is the Executive Managing Director of SOFTBANK Technology Ventures, which he joined in January 1996. Mr. Rieschel has extensive overseas experience, having spent over four years in Tokyo as General Manager of Sequent Computer Systems' Asian operations. He serves as a Director for several SOFTBANK Technology Ventures' portfolio companies and is a member of SOFTBANK Corporation's Global Executive Board.

  James R. Mellor was appointed a director in June 1999. Mr. Mellor served as a director of IDT between August 1997 and June 1999. Since 1981, Mr. Mellor worked for General Dynamics Corporation, a developer of nuclear submarines, surface combatant ships and combat systems. From 1994 until 1997, Mr. Mellor served as Chairman and Chief Executive Officer of General Dynamics, and from 1993 to 1994, he served as President and Chief Operating Officer of General Dynamics. Before joining General Dynamics, Mr. Mellor served as President and Chief Operating Officer of AM International, Inc. now Multigraphics, Inc. Before that time, Mr. Mellor spent 18 years with Litton Industries in a variety of engineering and management positions, including Executive Vice President in charge of Litton's Defense Group from 1973 to 1997.

  Jesse P. King was appointed a director in July 1999. Mr. King has served as the Operation Manager for the Rockefeller Foundation's Next Generation Leadership Program and the Philanthropy Workshop since January of 1996. Before joining The Rockefeller Foundation, Mr. King worked as the Senior Program Director and Human Resource Director for the Colorado Outward Bound School from 1990 to 1996. Additionally, Mr. King worked as a Project Director and Consultant for the Children's Defense Fund and the Black Community Crusade for Children from February 1994 to 1995.

  Martin J. Yudkovitz was appointed a director in September 1999. Mr. Yudkovitz has been President of NBC Interactive Media since December 1995. Mr. Yudkovitz is responsible for developing NBC's new media strategy and managing NBC's interactive operations. From December 1993 to December 1995, Mr. Yudkovitz served as Senior Vice President of NBC Multimedia, and in addition was appointed Senior Vice President of Strategic Development of NBC in March 1993. He has also served as General Counsel and Vice President for Business Affairs of CNBC. Mr. Yudkovitz joined NBC in 1984. Mr. Yudkovitz is a director of iVillage, Inc. and Talk City, Inc., as well as a member of the board of managers of Snap! LLC.

  Daniel H. Schulman was appointed a director in September 1999. Mr. Schulman has been the President, Chief Operating Officer and a director of priceline.com since July 1999. From December 1998 to July 1999, Mr. Schulman was President of the AT&T Consumer Markets Division of AT&T Corp., a telecommunications services company, and was appointed to the AT&T Operations Group, the company's most senior executive body. From March 1997 to November 1998, Mr. Schulman was President of AT&T WorldNet Service. From December 1995 to February 1997, he was Vice President, Business Services Marketing of the AT&T Business Markets Division, and from May 1994 to November 1995, Mr. Schulman was Small Business Marketing Vice President of the AT&T Business Markets Division. Mr. Schulman also serves as director of iVillage, the Global Internet Project and several charitable organizations, including INROADS and Teach for America.

  Michael Fischberger was appointed a director in September 1999. Mr. Fischberger has served as Senior Vice President of Domestic Telecommunications and Internet services at IDT since 1993. In this capacity, he helped build IDT's Internet business, guiding the development of IDT's sales, technical support, customer service and nationwide backbone. Mr. Fischberger currently supervises IDT's domestic products and services, which includes domestic long distance services, Internet access, calling cards and corporate services. Prior to July 1999, Mr. Fischberger managed our Phone2Phone sales, customer service and anti-fraud departments.

  Harry C. McPherson, Jr. was appointed a director in October 1999. Mr McPherson has been a partner in the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, since 1969. Mr. McPherson has been the President of the Economic Club of Washington since 1992. In 1993, Mr. McPherson was a member of the Defense Base Closure and Realignment Commission. From 1988 to 1992, Mr. McPherson was the Vice Chairman of the United States International Cultural and Trade Center Commission. From 1983 to 1988, Mr. McPherson was President of the Federal City Council, Washington, D.C. In 1979, Mr. McPherson was a member of the President's Commission on the Accident at Three Mile Island. From 1965 to 1969, Mr. McPherson was Counsel and then Special Counsel to the President of the United States. From 1964 to 1965, Mr. McPherson was Assistant Secretary of State for Educational and Cultural Affairs. From 1963 to 1964, Mr. McPherson was Deputy Under Secretary of the Army for International Affairs.

Board of Directors and Committees of the Board

  Our certificate of incorporation, as amended and restated, provides that the number of members of our board of directors shall be not less than five and not more than 11. The number of directors is currently 11. Our board of directors has been divided into three classes, and each class will be kept as nearly equal in number as possible. At each annual meeting of stockholders, the successors to the class of directors whose term expires at that time will be elected to hold office for a term of three years and until their respective successors are elected and qualified. All of the officers identified above serve at the discretion of our board of directors.

  IDT and Clifford M. Sobel, our Chairman, have agreed to vote all of their shares in favor of the election of a director nominated by SOFTBANK Technology Ventures IV and a director nominated by either GE Capital Equity Investments or NBC, in each case for as long as either entity holds a majority of the shares of Series A convertible preferred stock originally purchased by them or the shares into which they are convertible. Gary E. Rieschel was nominated to our board by SOFTBANK. Martin J. Yudkovitz was nominated to our board by GE and NBC.

  On October 29, 1999 Stephen A. Oxman resigned from our board of directors. On the same date, Mr. McPherson was appointed to our board of directors to replace him.

  We have established an audit committee, a compensation committee and a technology committee. The members of the compensation committee are Mr. Mellor, Mr. King and Mr. Rieschel. Mr. Mellor is currently the only member of the audit committee. Mr. Balter is the initial member of the technology committee.

  The audit committee oversees the retention, performance and compensation of the independent public accountants, and the establishment and oversight of such systems of internal accounting and auditing control as it deems appropriate.

  The compensation committee reviews and approves the compensation of our executive officers, including payment of salaries, bonuses and incentive compensation, determines our compensation policies and programs, and administers our stock option plans.

  The technology committee reviews and evaluates current technology as it relates to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company.
Directors, officers and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file.

     None of the Company's directors, officers or greater than 10% stockholders were subject to the reporting requirements of Section 16(a) until the consummation of the initial public offering on July 29, 1999. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company, all of the Company's directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements, except for America Online and SOFTBANK, who failed to file on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information relating to the compensation paid to our Chief Executive Officer and the four other individuals who served as our executive officers at the end of fiscal 1999 who earned the most cash compensation for services rendered on our behalf. The salary and bonus information in this table includes amounts paid by IDT for services rendered to us during fiscal 1999, in that all of these officers were compensated by IDT, and not by us directly, until January 1999. All of the named executive officers listed below were compensated by IDT until January 1999.


                           Summary Compensation Table

                                                                                                      Long-Term
                                                                  Annual Compensation             Compensation Awards
                                                              ----------------------------  -------------------------------
                                                                                             Securities       Securities
                                                                                             Underlying       Underlying
                                                     Fiscal                                    Net2Phone          IDT
Name and Principal Position                           Year       Salary ($)     Bonus ($)    Options (#)      Options (#)
---------------------------                         --------   -------------   ----------   -------------  ----------------
Howard S. Balter(1)................................   1999           90,067          --      1,874,499                --
 Chief Executive Officer


H. Jeff Goldberg...................................   1999          206,169          --        460,000                --
 Chief Technology Officer                             1998          209,447          --             --            50,000


David Greenblatt...................................   1999          184,392      25,000        460,000            20,000
 Chief Operating Officer                              1998          104,238          --             --            20,000


Martin Rothberg....................................   1999          122,059          --        360,000                --
 Executive Vice President--Strategic Sales            1998           75,174          --             --            15,000


Jonathan Rand(2)...................................   1999          109,588          --        120,000             6,000
 Executive Vice President--International Sales and    1998           66,712          --             --            10,000
 Treasurer

----------------
(1) Mr. Balter became our Chief Executive Officer in January 1999. Compensation information for fiscal 1999 excludes compensation paid during the period in which Mr. Balter served as IDT's Chief Operating Officer and Vice Chairman.
(2) Mr. Rand joined Net2Phone in January 1998. Compensation information for fiscal 1998 excludes compensation paid during the period in which Mr. Rand rendered services primarily to IDT.

                        Option Grants During Fiscal 1999

  The following table describes the options to acquire shares of our common stock that were granted to our executive officers in fiscal 1999:


                                                                                                   Potential
                                                                                                Realizable Value
                        Number of      % of Total                                               at Assumed Annual
                        Securities      Options                                                   Rates of Stock
                        Underlying     Granted to      Exercise                                 Price Appreciation
                        Net2Phone       Grantees          or                                    for Option Term(1)
                         Options        in Fiscal     Base Price       Expiration         --------------------------------
Name                   Granted (#)       Year (%)       ($/Sh)            Date               5% ($)              10% ($)
----                   ------------     ---------      -----------  ------------------    ----------           -----------
Howard S. Balter.....    1,650,999        19.2            3.33           May 2009         $34,836,078          $58,742,544
Howard S. Balter.....      223,500         2.6           15.00          July 2009           2,107,605            5,343,885
Jonathan Fram........      460,000         5.3            3.33          July 2009           9,706,000           16,366,800
Jonathan Fram........      460,000         5.3           11.00          July 2009           1,343,000            2,791,000
Jonathan Fram........      100,000         1.2           15.00          July 2009             943,000            2,391,000
David Greenblatt.....      360,000         4.2            3.33           May 2009           7,596,000           12,808,800
David Greenblatt.....      100,000         1.2            3.33          July 2009           2,110,000            3,558,000
H. Jeff Goldberg.....      360,000         4.2            3.33           May 2009           7,596,000           12,808,800
H. Jeff Goldberg.....      100,000         1.2           15.00          July 2009             943,000            2,391,000
Ilan M. Slasky.......      360,000         4.2            3.33           May 2009           7,596,000           12,808,800
Jonathan Reich.......       75,000         0.9            3.33           May 2009           1,582,500            2,668,500
Jonathan Reich.......      200,000         2.3           15.00          July 2009           1,886,000            4,782,000
Martin Rothberg......      360,000         4.2            3.33           May 2009           7,596,000           12,808,800
Jonathan Rand........       45,000         0.5            3.33           May 2009             949,500            1,601,100
Jonathan Rand........       75,000         0.9           15.00          July 2009             707,250            1,793,250

----------------
(1) Assumes that the fair market value of each grant on the date of each grant was equal to the initial public offering price of $15.00 per share.

  The following table describes the options to acquire shares of common stock of IDT granted to the individuals named in the summary compensation table during fiscal 1999:


                                                                                                   Potential
                                                                                                Realizable Value
                          Number of      % of Total                                            at Assumed Annual
                         Securities        Options                                               Rates of Stock
                         Underlying      Granted to                                            Price Appreciation
                             IDT          Employees    Exercise or                              for Option Term
                           Options        in Fiscal    Base Price       Expiration          ------------------------
Name                     Granted (#)      Year (%)       ($/Sh)            Date                 5% ($)      10% ($)
----                     -----------     ----------    -----------    -------------          -----------  -----------
David Greenblatt........    20,000          1.94         12.00        January 2009             150,935       382,498
Jonathan Rand ..........     6,000           .58        12.625       February 2009              47,639       120,726

                     Value of Net2Phone Options at Year End

     The following table describes the value of Net2Phone options exercised in fiscal 1999 and the value of unexercised options held by the individuals named in the summary compensation table at July 31, 1999.

                                                              Number of Securities             Value of Unexercised
                           Number                            Underlying Unexercised                in-the-Money
                          of Shares                        Options at Fiscal Year-End       Options at Fiscal Year-End
                         Acquired on       Value                  Exercisable/                     Exercisable/
Names                      Exercise      Realized(1)            Unexercisable (#)               Unexercisable ($)(2)
-----                      --------      -----------            ----------------                -------------------
Howard S. Balter.........    531,138       4,073,828           67,050/1,267,449                 829,744/28,650,039
H. Jeff Goldberg.........    105,840         811,793             15,000/287,000                  185,625/6,492,465
David Greenblatt.........    105,840         811,793             30,000/322,000                  371,250/6,925,590
Martin Rothberg..........    105,840         911,793                  0/252,000                        0/6,059,340
Jonathan Rand............     13,230         101,474              22,500/84,000                  278,438/1,407,106

    ___________
(1) All of the exercised options described in this table were exercised on May 17, 1999, before our initial public offering. The amounts in this table assume that the fair market value of our common stock on that date was $11.00 per share, the estimated mid-point of the offering price range of our common stock set forth in the amendment to the registration statement relating to our initial public offering, which was filed on June 28, 1999.

(2) The closing price of Net2Phone's common stock on July 30, 1999, as reported on the Nasdaq National Market, was $27.375 per share.


                        Value of IDT Options at Year End

     The following table describes the value of IDT options exercised in fiscal 1999 and the value of unexercised options held by the individuals named in the summary compensation table at July 31, 1999:

                                                              Number of Securities            Value of Unexercised
                         Number of                           Underlying Unexercised               in-the-Money
                           Shares                          Options at Fiscal Year-End      Options at Fiscal Year-End
                        Acquired on                               Exercisable/                     Exercisable/
Names                     Exercise      Value Realized          Unexercisable (#)              Unexercisable ($)(1)
-----                     --------      --------------          -----------------              --------------------
Howard S. Balter......    157,920          2,447,863                   75,000/0                        862,500/0
H. Jeff Goldberg......     15,000            324,375             207,500/37,500                      0/2,431,455
David Greenblatt......     22,500            306,250                   22,500/0                        106,875/0
Martin Rothberg.......          0                  0               22,500/7,500                    226,250/8,750
Jonathan Rand.........          0                  0              31,800/11,000                  581,252/100,250

     __________
(1) The closing price of IDT's common stock on July 30, 1999, as reported on the Nasdaq National Market, was $19.75 per share.


Compensation of Directors

     Under our 1999 Stock Option and Incentive Plan, we granted options to purchase 10,000 shares of our common stock to each of our non-employee directors, other than to our non-employee directors who serve as officers or employees of IDT, at the time of our initial public offering, or at the time they joined the board. See "1999 Stock Incentive Plan." In May 1999, we granted options to purchase 120,000 shares of our common stock to each of James
A. Courter and Michael Fischberger, who are currently members of our board, for $3.33 per share.

We intend to reimburse the reasonable expenses incurred by our board members in attending board and committee meetings.


Employment Agreements

     Clifford M. Sobel, our Chairman, is employed pursuant to an employment agreement that was entered into in May 1997 and amended in May 1999. The agreement commenced in September 1997 and will expire in September 2000, and will automatically be extended though September 2001 unless either we or Mr. Sobel notifies the other that the extension will not take effect. Mr. Sobel receives an annual base salary of $100,000. In January 1998, in connection with an option set forth in his employment agreement, Mr. Sobel purchased 10% of our common stock for $100,000. Mr. Sobel's employment agreement provides him with an option to transfer his interest in us to IDT in exchange for an option from IDT to purchase 875,000 registered shares of IDT common stock at a purchase price of $6.50 per share. This option is exercisable at any time from September 15, 1999 through September 15, 2000, so long as he is employed by us as of September 15, 1999 and owns and holds all of the stock he received, other than shares that he transferred to a trust for the benefit of his offspring. Mr. Sobel is prohibited by an agreement with the underwriters from exercising this option until January 25, 2000.

     On July 2, 1999, we signed a three-year employment agreement with Jonathan Fram, our President. After its initial term, which ends on June 30, 2002, our agreement with Mr. Fram may be renewed annually. We will pay Mr. Fram an annual base salary of $350,000 and he is entitled to receive an annual bonus calculated on the basis of our gross revenue, which bonus could be up to $100,000. Additionally, we granted Mr. Fram options to purchase 920,000 shares of our common stock under our 1999 Stock Option and Incentive Plan. Of these options, 460,000 were granted at an exercise price of $3.33, 153,333 of which are vested and exercisable. The options to purchase the remaining 460,000 shares have an exercise price of $11.00. Other than those options already vested, the remaining 766,667 options will vest in three equal annual installments, commencing on July 20, 2000. An option to purchase an additional 100,000 shares of our common stock was granted to Mr. Fram on July 28, 1999. This option is immediately exercisable and has an exercise price equal to the initial public offering price of our common stock of $15.00 per share. These options will vest immediately if we terminate Mr. Fram's employment without cause, if Mr. Fram terminates his employment for good reason, or if the options of any other employee are accelerated upon a change of control of our company.

     At present, none of the other named executive officers or key employees is party to an employment agreement with us.


1999 Stock Incentive Plan

     Our 1999 Stock Option and Incentive Plan was adopted in April 1999. Under the plan, our officers, directors, key employees and consultants, together with those of IDT and its subsidiaries, are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. Options granted under the plan may be incentive stock options or nonqualified stock options. Stock appreciation rights and limited stock appreciation rights may be granted simultaneously with the grant of an option or, in the case of nonqualified stock options, at any time during its term. Restricted stock may be granted in addition to or in lieu of any other award made under the plan. A total of 11,040,000 shares of common stock have been authorized to date for issuance under the plan, 5,040,000 of which were granted in May 1999, and 1,420,218 of which have been exercised. 1,321,500 of these options were granted to officers, directors and employees of IDT. These options have a weighted average exercise price of $3.33 per share. In connection with loans granted to several grantees under the plan to exercise a portion of these options, 23,382 outstanding options were cancelled. Additional options to purchase 7,000 shares were cancelled in connection with the termination of the employment of five grantees. In July 1999, we granted options to purchase an additional 920,000 shares of our common stock to Jonathan Fram, our President. We granted options to purchase approximately 2,503,500 additional shares of our common stock on July 28, 1999 that have an exercise price equal to the initial public offering price of our common stock of $15.00. 307,000 of these options were granted to officers, directors and employees of IDT. In addition, we also granted on July 28, 1999 additional options to purchase 168,000 shares of our common stock to employees that have an exercise price of $3.33 per share. In October 1999, we granted options to purchase 183,250 shares of our common stock that have an exercise price of $55.25 per share. None of these options were granted to officers, directors or employees of IDT.

     The 1999 Stock Option and Incentive Plan is administered by the compensation committee of our board. Subject to the provisions of the plan, the board of directors or the compensation committee will determine the type of award, when and to whom awards will be granted, the number of shares covered by each award and the terms and kind of consideration payable with respect to awards. The board of directors or the compensation committee may interpret the plan and may at any time adopt the rules and regulations for the plan as it deems advisable. In determining the persons to whom awards shall be granted and the number of shares covered by each award, the board of directors or the compensation committee may take into account the duties of the respective persons, their present and potential contribution to our success and other relevant factors.

     Stock Options.   An option may be granted on the terms and conditions as
the board of directors or the compensation committee may approve, and generally may be exercised for a period of up to ten years from the date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant. Additional limitations will apply to incentive stock options granted to a grantee that beneficially holds 10% or more of our voting stock. The board of directors or compensation committee may authorize loans to individuals to finance their exercise of vested options. See "Certain Transactions--Officer Loans." Options granted under the 1999 Stock Option and Incentive Plan will become exercisable at those times and under the conditions determined by the board of directors or the compensation committee. To date, the options that have been granted to our executive officers will generally vest automatically in the event that there is a change of control of our company, if we are merged into another company or if any of these individuals are employed by a subsidiary of our company that is sold to another company.

     The 1999 Stock Option and Incentive Plan provides for automatic option grants to eligible non-employee directors. Options to purchase 10,000 shares of common stock have been granted to each eligible non-employee director and options to purchase 10,000 shares of common stock will be granted to each new eligible non-employee director upon the director's initial election to the board. In addition, options to purchase 10,000 shares of common stock are granted annually to each eligible non-employee director on the anniversary date of his or her election to the board. Each of these options will have an exercise price equal to the fair market value of a share of common stock on the date of grant. All options granted to non-employee directors will be immediately exercisable. All options held by non-employee directors, to the extent not exercised, expire on the earliest of:

     .    the tenth anniversary of the date of grant;

     . one year following the optionee's termination of directorship other than for cause; and

     . three months following the optionee's termination of directorship for cause.

     Stock Appreciation Rights and Limited Stock Appreciation Rights. The 1999 Stock Option and Incentive Plan also permits the board of directors or the compensation committee to grant stock appreciation rights and/or limited stock appreciation rights with respect to all or any portion of the shares of common stock covered by options. Generally, stock appreciation rights and limited stock appreciation rights may be exercised only at that time as the related option is exercisable. Upon exercise of a stock appreciation right, a grantee will receive for each share for which an stock appreciation right is exercised, an amount in cash or common stock, as determined by the board of directors or the compensation committee, equal to the excess of the fair market value of a share of common stock on the date the stock appreciation right is exercised over the exercise price per share of the option to which the stock appreciation right relates.

     Limited stock appreciation rights may be exercised only during the 90 days following a change in control, or a merger or similar transaction, involving Net2Phone. Upon exercise of a limited stock appreciation right, a grantee will receive, for each share for which a limited stock appreciation rights is exercised, an amount in cash equal to the excess of the highest fair market value of a share of our common stock during the 90-day period ending on the date of the limited stock appreciation rights is exercised, or an amount equal to the highest price per share paid for shares of our common stock in connection with a merger or a change of control of Net2Phone, whichever is greater, over the exercise price per share of the option to which the limited stock appreciation rights relates. In no event, however, may the holder of a limited stock appreciation right granted in connection with an incentive stock option receive an amount in excess of the maximum amount that will enable the option to continue to qualify as an incentive stock option.

     Restricted Stock. The 1999 Stock Option and Incentive Plan also provides for the granting of restricted stock awards, which are awards of common stock that may not be disposed of, except by will or the laws of descent and distribution, for a period of time determined by the compensation committee or the board of directors. The board or the compensation committee may also impose other conditions and restrictions on the shares as it deems appropriate, including the satisfaction of performance criteria. All restrictions affecting the awarded shares will lapse in the event of a merger or similar transaction involving Net2Phone.

     The board may amend or terminate the 1999 Stock Option and Incentive Plan. However, as required by any law, regulation or stock exchange rule, no change shall be effective without the approval of our stockholders. In addition, no change may adversely affect an award previously granted, except with the written consent of the grantee.

     No awards may be granted under the 1999 Stock Option and Incentive Plan after the tenth anniversary of its initial adoption.

     Options and Awards Under the 1999 Stock Option and Incentive Plan. We cannot now determine the number of options or awards to be granted in the future under the 1999 Stock Option and Incentive Plan to officers, directors and employees.


Compensation Committee Interlocks and Insider Participation.

     Our compensation committee was established in June 1999. The committee's members are James R. Mellor, who served as a director of IDT and a member of its compensation committee before joining our board, and Jesse P. King. Prior to May 1999, compensation decisions relating to our executive officers, key employees and other senior personnel were generally made by IDT, which owned 90% of our outstanding capital stock until that time. Howard S. Jonas, James A. Courter, Hal Brecher and Joyce J. Mason, each of whom are executive officers of IDT, served as directors of Net2Phone during fiscal 1999. Howard S. Balter, our Chief Executive Officer and director, served as a Chief Operating Officer, Vice Chairman and as a director of IDT until January 1999.

401(k) Plan

          We established a plan in October 1999 under Section 401(k) of the Internal Revenue Code for the benefit of our employees. Our executive officers are permitted to participate on the same basis as our other employees. However, we do not intend to match the contributions that our executive officers make to the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of November 2, 1999 by:

     . each person who is the beneficial owner of more than 5% of our capital stock;

     .    each of our directors;

     . each of our named executive officers in the summary compensation table; and

     .    all of our named executive officers and directors as a group.

     Except as otherwise indicated, all of the shares indicated in the table are shares of common stock.

                                                           Shares Beneficially Owned
                                                           -------------------------
Holders                                                  Number               Percentage(1)
-------                                              ------------             -------------
IDT Corporation(2)................................    27,104,250                    56.2%
190 Main Street
Hackensack, New Jersey 07601

Howard S. Jonas(3)................................    27,104,250                    56.2%
c/o IDT Corporation
190 Main Street
Hackensack, New Jersey 07601

James A. Courter(4)...............................    27,140,250                    56.3%
c/o IDT Corporation
190 Main Street
Hackensack, New Jersey 07601

SOFTBANK Technology Ventures IV, L.P.(5)..........     4,500,000                     9.3%
333 West San Carlos Street, Suite 1225
San Jose, California 95110

Gary E. Rieschel(6)...............................     4,510,000                     9.4%
c/o SOFTBANK Technology Ventures IV, L.P.
333 West San Carlos Street, Suite 1225
San Jose, California 95110

Clifford M. Sobel.................................     3,073,781                     6.4%
c/o Net2Phone, Inc.
171 Main Street
Hackensack, New Jersey 07601

America Online, Inc.(7)...........................     2,750,000                     5.7%
22000 AOL Way
Dulles, Virginia 20166

General Electric Company Group(8)(9)..............     2,637,581                     5.5%
120 Long Ridge Road
Stamford, Connecticut 06927

Howard S. Balter(10)..............................       736,188                     1.5%
David Greenblatt(11)..............................       135,840                  *
H. Jeff Goldberg(12)..............................       135,840                  *
Martin Rothberg(13)...............................       105,840                  *
Jonathan Rand(14).................................        35,730                  *
James R. Mellor(15)...............................        10,000                  *
Jesse P. King(15).................................        10,000                  *
Martin J. Yudkovitz(9)(15)........................        10,000                  *
Daniel H. Schulman(15)............................        10,000                  *
Michael Fischberger(16)...........................        35,280                  *
Harry C. McPherson, Jr.(15).......................        10,000                  *
Officers and Directors as a Group
  (18 Persons)(17)................................    36,272,082                   75.3%

_________
*     Less than one percent.

(1) Percentage of beneficial ownership is based on 11,672,616 shares of common stock and 36,524,250 shares of Class A stock outstanding at November 2, 1999. All percentage calculations assume that all shares of Class A stock have been converted into shares of common stock.

(2) All of the shares held by IDT are Class A stock. IDT has pledged its shares as collateral to secure a credit facility. The lenders under the credit facility have agreed to release IDT's shares from collateral to permit IDT to transfer our shares free and clear of any liens as and when IDT seeks to transfer our shares. Such transferability will cease if IDT's ownership of our capital stock drops below 50% of the capital stock owned by IDT 72 hours after the closing of our initial public offering. Unless IDT defaults in its obligations under the pledge agreement, it has the voting rights with respect to the pledged stock.

(3) Howard S. Jonas, together with a number of entities formed for the benefit of charities and members of his family, owns shares of IDT's capital stock that enable him to vote more than 50% of IDT's capital stock. Mr. Jonas is also the Chairman and Chief Executive Officer of IDT. As a result, he may be deemed to be the beneficial owner of the shares of our capital stock owned by IDT. Mr. Jonas disclaims beneficial ownership of these shares.

(4) James A. Courter, one of our directors, is the President, Vice Chairman and a director of IDT. As a result, in addition to the 36,000 shares of our common stock that he holds directly, he may be deemed to be the beneficial owner of the shares of our capital stock owned by IDT. Mr. Courter disclaims beneficial ownership of these additional shares.

(5) Includes 4,415,400 shares of Class A stock held by SOFTBANK Technology Ventures IV, L.P. and 84,600 shares of Class A stock held by SOFTBANK Technology Advisors Fund L.P.

(6) Gary E. Rieschel is the Executive Managing Director of SOFTBANK Technology Ventures and, as a result, he may exercise the power to vote and to dispose of the shares held by SOFTBANK. Includes 10,000 shares issuable upon exercise of presently exercisable stock options.

(7) 2,250,000 of these shares are shares of Class A stock and 500,000 shares are shares of common stock.

(8) Includes 1,950,000 and 300,000 shares of Class A stock held by GE Capital Equity Investments, Inc. and Snap! LLC, respectively. Also includes 155,833 and 216,500 shares of common stock held by GE Capital Equity Investments, Inc. and NBC, respectively, and 5,248 shares of common stock held by Snap. GE Capital Equity Investments, Inc. and NBC are subsidiaries of General Electric Company. Snap is primarily owned by NBC and CNET, Inc., and NBC appoints a majority of the Board of Managers of Snap.

(9) Includes 10,000 shares of common stock issuable upon exercise of presently vested options held by Martin J. Yudkovitz, over which NBC has the power to direct the disposition pursuant to a nominee agreement. Mr. Yudkovitz disclaims beneficial ownership of these shares.

(10) Includes 360,000 shares held of record by a trust for the benefit of Mr. Balter's family members, of which Mr. Balter and his spouse are the trustees. Also includes an aggregate of 138,000 shares held of record by trusts for the benefit of the family members of Messrs. Greenblatt, Slasky and Rothberg, for which Mr. Balter acts as trustee. Also includes 67,050 shares issuable upon exercise of presently exercisable stock options.

(11) Includes 54,000 shares held of record by a trust for the benefit of Mr. Greenblatt's family members, of which Mr. Balter is the trustee. Also includes 30,000 shares issuable upon exercise of presently exercisable stock options.

(12) Includes 72,000 shares held of record by a trust for the benefit of Mr. Goldberg's family members, of which Mr. Goldberg's spouse is the trustee. Also includes 30,000 shares issuable upon exercise of presently exercisable stock options.

(13) Includes 54,000 shares held of record by a trust for the benefit of Mr. Rothberg's family members, of which Mr. Balter serves as the trustee.

(14) Includes 22,500 shares held of record by a trust for the benefit of Mr. Rand's family members.

(15) All of these shares are shares of common stock issuable upon exercise of presently exercisable options.

(16)  All of these shares are shares of common stock.

(17) Includes the shares of Class A stock held by IDT and SOFTBANK. Also includes an aggregate of 522,883 shares issuable upon exercise of presently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all of the transactions set forth below were made on an arms-length basis. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the board of directors, including a majority of the outside directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.


Relationship with IDT

     IDT currently owns approximately 56.2% of our capital stock. IDT owns Class A stock that has twice the voting power of our common stock. Therefore, IDT controls 64.0% of our vote. Since inception, we have received various services from IDT, including administration (accounting, human resources, legal), customer support, telecommunications and joint marketing. IDT has also provided us with the services of a number of its executives and employees. In consideration for these services, IDT has historically allocated a portion of its overhead costs related to those services to us. We believe that the amounts allocated to us have been no greater than the expenses we would have incurred if we obtained those services on our own or from unaffiliated third parties. Prior to the execution of the agreements with IDT described below, none of these services had been provided to us pursuant to any written agreement.

     We entered into a suite of agreements with IDT in May 1999, including an assignment agreement, a separation agreement, an IDT services agreement, a Net2Phone services agreement, a tax sharing and indemnification agreement, a joint marketing agreement and an Internet/telecommunications agreement.


     Assignment Agreement

     In connection with this agreement, IDT assigned to us certain proprietary products, information, patent applications, trademarks and related intellectual property rights used in connection with our business. IDT also licensed to us certain proprietary business information that relates to our business. We licensed back to IDT certain software that IDT will use in connection with its business.


     IDT Services Agreement

     In connection with this agreement, IDT will continue to provide us with various administrative services, including general accounting services, payroll and benefits administration and customer support.

     . General Accounting Services. IDT will provide us with accounts payable services and general ledger services. IDT will charge us cost plus 20% for these services. This portion of the IDT services agreement may be cancelled by either party on 30-days prior written notice and may be renewed by mutual agreement of the parties.

     . Payroll and Benefits Administration. IDT will administer our payroll. Until we terminate this agreement or establish our own benefit plan for our employees, our employees will continue to be covered under IDT's health insurance policies. We will pay IDT for administering our payroll and benefits plans at IDT's cost plus 20%. Additionally, we will reimburse IDT for the employer's cost of health insurance attributable to each of our employees participating in IDT's group health insurance plan and for any other direct costs attributable to our employees' participation in IDT's benefit plans.

     . Customer Support. IDT has agreed to provide customer support services to our customers on a cost-plus 20% basis.

     In the event we request additional services from IDT and IDT agrees to provide those services, we will enter into an addendum to the IDT Services Agreement covering those services. We will negotiate in good faith any fees payable to IDT for those additional services.


     Net2Phone Services Agreement

     In connection with this agreement, we will support IDT's prepaid calling card platform. Our services under this agreement include technical support for the platform, ordering lines to handle calls, managing the debit card database and monitoring the network, 24 hours per day, seven days per week. We will provide these services at the greater of cost-plus 20% and $.0025 per minute of IDT usage of the prepaid calling card platform. In addition, IDT will reimburse us for all of our direct costs in connection with the acquisition, maintenance or support of any and all additional or replacement equipment needed for the prepaid calling card platform.

     The Net2Phone services agreement has an initial term of one year, which automatically renews for subsequent one-year periods unless one party gives the other 30-days prior written notice. In addition, following the initial term, the Net2Phone services agreement may be terminated at any time at either party's option upon 30-days prior written notice.

     If IDT requests services in addition to those described in the Net2Phone services agreement and we agree to provide those services, we will enter into an addendum to the Net2Phone services agreement covering those services. We will negotiate in good faith any fees payable to us for those additional services.


     Tax Sharing and Indemnification Agreement

     In connection with this agreement, IDT and Net2Phone will share certain past tax liabilities and benefits, including:

     . the allocation and payment of taxes for periods during which we and our subsidiaries, if any, were included in the same consolidated group with IDT for federal income tax purposes, and are, or were, included in the same consolidated, combined or unitary returns for state, local or foreign tax purposes;

     .    the allocation of responsibility for the filing of tax returns;

     .    the conduct of tax audits and the handling of tax controversies; and

     .    various related matters.

     For periods during which we and our subsidiaries, if any, were or are included in IDT's consolidated federal income tax returns or state, local or foreign consolidated, combined, or unitary tax returns, we are required to pay an amount of tax equal to the amount we would have paid had we and our subsidiaries, if any, had filed a tax return as a separate affiliated group of corporations filing a consolidated federal income tax return or state, local or foreign consolidated, combined, or unitary tax returns. We are responsible for our own separate tax liabilities that are not determined on a consolidated or combined basis with IDT.

     As a result of leaving the IDT consolidated group, certain tax attributes of the IDT group attributable to our operations, such as net operating loss carryforwards, may be allocated to us. The tax sharing and indemnification agreement obligates us, where permitted by law, to elect to carry any post-deconsolidation losses forward, rather than to carry back such losses to tax years when we were included in the IDT consolidated or combined returns.

     We were included in IDT's consolidated group for federal income tax purposes from our incorporation in October 1997 until May 1999 when we concluded the sale of our Series A convertible preferred stock. Each corporation that is a member of a consolidated group during any portion of the group's tax year is jointly and severally liable for the federal income tax liability of the group for that year. While the tax sharing and indemnification agreement allocates tax liabilities between us and IDT during the period on or prior to the date of this report, in which we are included in IDT's consolidated group, we could be liable in the event federal tax liability allocated to IDT is incurred, but not paid, by IDT or any other member of IDT's consolidated group for IDT's tax years that include such periods. In such event, we would be entitled to seek indemnification from IDT pursuant to the tax sharing and indemnification agreement.


     Joint Marketing Agreement

     In connection with this agreement, we agreed to:

     .    continue to offer links to the other's Web site;

     . cross-sell one another's products, including through their promotional materials and customer services representatives; and

     . undertake additional promotions as to which the parties shall agree from time to time.

     IDT will pay to us a fee of $8.00 for each of our customers who becomes a new customer of IDT as a result of our referral. We will pay IDT a fee of $8.00 for each customer of IDT who becomes a new customer of ours as a result of an IDT referral. However, in either case, these fees will be payable only with respect to any new customer who incurs and pays $50.00 or more in charges.

     The joint marketing agreement has an initial term of one year, which automatically renews for subsequent one-year periods unless one party gives the other party 60-days prior written notice. In addition, following the initial term, the joint marketing agreement may be terminated at any time at either party's option upon 60-days prior written notice.


     Internet/Telecommunications Agreement

     IDT has granted us an indefeasible right to use portions of its current high-speed network. We have the right to terminate our right to use portions of the existing network to the extent that the existing network is replaced, the underlying leases expire or at anytime with IDT's consent. We are obligated to reimburse IDT for all termination or cancellation charges which it incurs. We have agreed to pay IDT $60,000 per month for the right to use those portions of its existing network. This amount will be reduced as IDT terminates its right to use portions of the existing network at our request. IDT also granted us an indefeasible right to use portions of a new DS3 Network, which it will have the right to use for 20 years. This grant will be effective as construction of this new network is completed and delivered to IDT. This network has been pledged by IDT to the lenders under a credit facility. We have agreed to pay IDT an installation fee of $600,000 for this network, which we will pay as each portion of the new network is delivered. We also will reimburse IDT for the one-time fee of approximately $6.0 million payable in monthly installments over a five-year period, with interest of 9% per annum. We will reimburse IDT for all of maintenance and upgrade costs incurred by IDT with respect to those portions of the network that we use.

     IDT has also granted us a right to use IDT's equipment and other assets at its backbone points of presence and its network operations center for a two-year period. We will pay IDT an aggregate of $1.2 million for this right over the two-year period. At the end of the two-year period, we have the right to purchase any of this equipment then owned by IDT at fair market value. We must pay for all repairs, maintenance and upgrades of equipment and other facilities we use pursuant to this agreement.

     IDT also has agreed to enter into transit relationship agreements with us giving us access substantially identical to IDT's at five different core locations for a period of one year commencing May 1999. Following the initial term, the transit relationship agreements may be terminated at any time at either party's option upon 60-days prior written notice.

     IDT retains primary control over the equipment covered by this agreement but may require assistance from us in gaining Internet access. We have agreed to assist in facilitating access for a one-year period commencing May 1999. For each month during the effectiveness of the agreement, IDT will pay us:

     .    $1.00 for each of IDT's dial-up Internet customers;

     . for each dedicated-line Internet customer, the lesser of $100.00 or 20% of the fee IDT charges; and

     .    25% of all fees charged by IDT for installation of dedicated lines.

Following the initial one year term, this agreement automatically renews for one-year periods unless one party gives the other 60-days prior written notice of termination.


     Separation Agreement

     The separation agreement with IDT provides for the following:

     . Releases. This agreement provides for mutual general releases between us and IDT for alleged liability to the date of the agreement, with certain limited exceptions, including liability specifically excluded by any of the other agreements between us and IDT, and liability for unpaid amounts for products or services or refunds owing on products or services due on a value-received basis for work done by one party at the request or on behalf of the other.

     . Indemnification by Net2Phone. We have agreed to indemnify IDT and each of IDT's directors, officers and employees from all liabilities relating to, arising out of or resulting from our failure or the failure of any other person to pay, perform or otherwise promptly discharge any of our liabilities in accordance with their respective terms, and any breach by us of the agreements between us and IDT.

     . Indemnification by IDT. IDT has agreed to indemnify us and each of our directors, officers and employees from all liabilities relating to, arising out of or resulting from the failure of IDT or any other person to pay, perform or otherwise promptly discharge any liabilities of IDT other than our liabilities, and any breach by IDT of the agreements between us and IDT.

     . Dispute Resolution. We will attempt to resolve disputes by referring controversial matters to senior management (or other mutually agreed upon) representatives of the parties. If these efforts are not successful, either party may submit the dispute to mandatory, binding arbitration. This agreement contains procedures that are intended to expedite dispute resolution, including the selection of an arbitrator and certain limitations on discovery. In the event that any dispute may be in excess of $5.0 million, or in the event that an arbitration award in excess of $5.0 million is issued, either party may submit the dispute to a court of competent jurisdiction. If the parties disagree that the amount in controversy is in excess of $5.0 million, the parties are required to submit the disagreement to arbitration.

     . Noncompetition; Certain Business Transactions. For a period of 36 months commencing May 1999, IDT may not directly or indirectly, engage in the provision of or developmental efforts related to Internet telephony services and voice enabling Web applications anywhere in the world or become a stockholder, partner or owner of any entity that is engaged in such business anywhere in the world. However, subject to our approval, which may not be unreasonably withheld, IDT may acquire a passive interest of up to 20% in such entity so long as IDT does not assist that entity in developing an Internet telephony business or otherwise engaging in our business. Neither we nor IDT will have any duty to communicate or offer any corporate opportunity to the other party and may pursue or acquire any such opportunity for itself or direct such opportunity to any other person.

     Amounts Payable to IDT

     Since inception, IDT has provided the funds to finance our operations in the form of advances (approximately $22.0 million as of April 30, 1999, of which we repaid $8.0 million in May 1999 and $7.0 million in August 1999). These advances have been converted into a note that is payable in 60 monthly installments of principal and interest. The balance of the note is payable in 60 monthly installments of principal and interest at a rate of 9% per annum. In addition, as of July 31, 1999, we also owed IDT approximately $3.7 million under the suite of agreements we entered to in May 1999.


Relationship with Other Investors

     Series A Subscription Agreements

     Pursuant to Series A Subscription Agreements, dated as of May 13, 1999, SOFTBANK Technology Ventures IV, GE Capital Equity Investments, America Online, Access Technology Partners, Hambrecht & Quist and its affiliates and BT Alex. Brown and its affiliates, purchased from us, in the aggregate, 3,140,000 shares of Series A convertible preferred stock and warrants to purchase up to 180,000 shares of our common stock, of which warrants to purchase 44,248 shares of our common stock were exercised prior to the closing of our initial public offering. The remaining warrants to purchase 135,752 shares of our common stock terminated at the closing of our initial public offering. Additionally, a warrant to purchase 92,400 shares of our common stock was issued to Hambrecht & Quist as part of its fee as placement agent with respect to the sale of our Series A convertible preferred stock, which warrants were exercised prior to the closing of our initial public offering. In connection with the subscription agreements, we also entered into a registration rights agreement and a stockholders agreement, each of which is described below.


     Registration Rights Agreement

     The Series A investors acquired the following registration rights:

     . one demand for registration at any time after January 28, 1999. This demand registration right may be made by one or more holders of the Series A convertible preferred stock that own at least 50% of the shares of Class A stock into which the Series A convertible preferred stock converts. If our board of directors determines in good faith that the demand registration would be materially detrimental to us, we are entitled to postpone the filing of the registration statement otherwise required to be prepared and filed by us for a reasonable period of time, not to exceed 90 days;

     . piggyback registration rights if we propose to register any securities under the Securities Act in connection with any offering of our securities other than a registration statement on Form S-8 or Form S-4, subject to quantity limitations determined by underwriters if the offering involves an underwriting; and

     . two demand registrations at any time after we become eligible to register our securities on Form S-3 (or any successor form). Holders that beneficially own at least 20% of the shares of Class A stock into which the Series A convertible preferred stock converts may make these demands.

     We agreed to pay all reasonable expenses incurred in connection with any registration, filing or qualification pursuant to the Registration Rights Agreement. We also agreed, to the extent permitted by law, to indemnify the Series A investors against some liabilities in connection with the offering of the shares, including liabilities arising under the Securities Act.

     Stockholders Agreement

     IDT and Clifford M. Sobel, our Chairman, agreed to vote all of their shares in favor of the election of a director nominated by SOFTBANK Technology Ventures IV and a director nominated by GE Capital Equity Investments or NBC, in each case for as long as either entity holds a majority of the shares of Series A convertible preferred stock originally purchased by them or the shares into which they are convertible.

     In addition, each Series A convertible investor agreed to a lock up with respect to their shares until January 25, 2000. The Series A investors, IDT and Mr. Sobel also agreed not to transfer any of their shares to any of our competitors for a period of 36 months beginning in May 1999, and thereafter only subject to our right of first refusal. However, the stockholders agreement does permit transfers between Series A investors.


Agreements with America Online and Subsidiaries

     Netscape

     We signed a series of related agreements with Netscape, a subsidiary of America Online, on January 31, 1999, allowing us to embed our software and services in future versions of Netscape's Internet browsers. The two-year term of our exclusive arrangement with Netscape commences with the beta release of the next version of Netscape's Internet browser, which we believe will occur later this year. In addition, our services will be displayed on the Netscape Netcenter site and bundled with Netscape's suite of software and software updates. We also have a right to place advertisements on Netscape's Web site. In exchange, we will pay Netscape one-time licensing fees, a percentage of revenue generated by calls provided through our co-branded service and a percentage of advertising revenue generated by a co-branded Web page. Netscape's parent company, America Online, beneficially owns approximately 5.0% of our capital stock.

     ICQ

     In July 1999, we entered into an exclusive, four-year distribution and marketing agreement with ICQ, a subsidiary of America Online. ICQ provides software that enables Internet users to contact other users on a real-time basis, and to determine whether other individuals are on-line. ICQ's software also enables Internet users to chat, send messages and files and to play Internet-based games with one another. We believe that this agreement will enable us to attract a substantial number of ICQ's users to utilize our services, which will enhance our revenue, customer base and market share. Under this agreement, ICQ has agreed to:

     . co-brand and promote our phone-to-phone Internet telephony services in the United States and in 19 other countries;

     . embed customized versions of our software on an exclusive basis to allow ICQ customers to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls;

     . share revenue from advertisements and sponsorships sold by ICQ on our software that is embedded in ICQ's instant messaging software; and

     .    promote our services on some of ICQ's Web sites.

     We have agreed to:

     . pay ICQ a fee of $7.5 million, $4.0 million of which was paid at signing, and the remaining $3.5 million was paid in September 1999;

     . pay ICQ a share of minutes-based revenue generated through the ICQ service and award ICQ a performance bonus on the basis of the total revenue derived under the agreement; and

     .    promote ICQ on our Web sites.

     ICQ has the right to terminate the exclusivity granted to us as to a particular service under the agreement under certain circumstances, including if:

     . the price for the service or the scope of the service offered by us to retail customers through any other distribution channel is more favorable than the corresponding service offered by Net2Phone through the ICQ service;

     . mutually agreed upon third party reviewers determine that the service offered by us is not competitive as to per minute rates and quality with similar services offered by a competitor of Net2Phone; or

     . our service is not prepared for launch in a particular country by the applicable cut-off date specified in the agreement.

     In addition, ICQ has the right to terminate the entire agreement under certain circumstances, including if:

     . two or more of our services are not competitive with those of our competitors in terms of price, and the scope and quality of service; or

     . if more than one of our services is not fully prepared for launch by the specified cut-off dates.

     If at any time after July 14, 2001, ICQ or America Online enters into a strategic relationship with any major national or international telecommunications provider for the distribution of telecommunications services using America Online and its affiliates, and if ICQ terminates the agreement and the telecommunications provider does not agree to offer all of our services that are offered under the agreement on terms comparable to those in the agreement, then ICQ will be required to pay us a termination fee of up to $60.0 million. The amount of the termination fee, if any, will depend on whether the telecommunications provider offers any of our services and the aggregate transaction revenues represented by our services that will not be offered.

     In connection with our distribution and marketing agreement with ICQ, we issued a warrant to America Online to purchase up to 3% of our outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of our fully-diluted shares on the initial exercise date. The warrant may be exercised for a period of five years from the date of issuance.

     The warrant grants to America Online demand registration rights enabling America Online to cause us to effect two registrations and piggy-back registration rights that can be used in connection with future registrations. In addition, America Online will have the right to require us to file up to two additional registration statements relating to the shares issuable upon exercise of the warrant at such time as we shall become eligible to register these shares on Form S-3 under the Securities Act of 1933.


Agreements with NBC and Snap

     We signed an agreement with NBC on June 25, 1999 to purchase $1.5 million in television advertising time on the NBC television network. We also have the right to purchase additional spots to be telecast prior to June 30, 2000. Additionally, on May 18, 1999, we signed a non-binding letter of intent with NBC Multimedia, an affiliate of NBC. This letter of intent contemplates a one-year agreement whereby we will pay NBC Multimedia $280,000 in exchange for the integration of our services into the NBC.com and NBC Interactive Neighborhood Web sites. NBC is a wholly-owned indirect subsidiary of the General Electric Company Group, which beneficially owns approximately 5.5% of our capital stock.

     On May 17, 1999, we entered into an agreement with Snap. Snap, an Internet portal service of NBC and CNET, will strategically display links to our Web site and services on its Snap.com Web site. In addition, we are their preferred provider of PC-to-phone services during the two-year term of this agreement. Snap also will deliver a preset minimum number of impressions on its site and has agreed to give us the right to a certain amount of online advertising, subject to certain conditions. In exchange, we agreed to pay Snap a one-time fee, a percentage of revenue generated through their site and bonus payments for customers delivered by Snap after meeting certain quotas. NBC, a wholly-owned indirect subsidiary of General Electric Company, together with CNET, is the primary owner of Snap.


Agreements with Priceline.com

     In November 1999, we entered into a memorandum of understanding with priceline.com, an Internet commerce service that allows users to name their own price to purchase goods and services over the Internet. The term of our memorandum of understanding is for a period of three years. Daniel H, Schulman, the President, Chief Operating Officer and a director of priceline.com, is a member of our board of directors.

     Under the terms of our memorandum of understanding, we expect to offer our international and domestic Phone2Phone services as a premier provider through priceline.com, enabling priceline.com customers to name their own price to purchase blocks of minutes of our Phone2Phone services. It is expected that our Phone2Phone services will be offered for sale through priceline.com in the following manner:

     . domestic time blocks, where customers can name their own price for blocks of domestic long distance Phone2Phone minutes;

     . international time blocks, where customers can name their own price for blocks of international long distance Phone2Phone minutes to a specified country;

     . priceline.com's "Call Anywhere" program, where customers can name their own price for blocks of Phone2Phone minutes that can be used to call multiple designated locations; the actual amount of time purchased will vary per location.

We also expect to work with priceline.com to develop an offer-by-phone service which will enable consumers to make offers to purchase Phone2Phone services from us on a per-call basis. Under the terms of the co-marketing agreement, we will participate in a co-marketing program with priceline.com through December 31, 1999.

     Under the terms of the memorandum of understanding, we expect to pay priceline.com the aggregate sum of $17,000,000 in increasing installment payments over a three year period. Under the terms of the co-marketing agreement, we will pay priceline.com the aggregate sum of at least $1,450,000.


Facility Leases

     We have entered into leases for the use of our Hackensack facilities with corporations that are owned and controlled by Howard S. Jonas, a member of our board of directors and a director of IDT. Additionally, Mr. Jonas, together with a number of entities formed for the benefit of charities and members of his family, owns shares of IDT's capital stock that enable him to vote more than 50% of IDT'S capital stock. As a result, he may be deemed to be the beneficial owner of the shares of Net2Phone capital stock owned by IDT. The two Hackensack leases run for three-year terms, beginning on March 1, 1999 with monthly rent of $5,600 for 294-298 State Street and $9,912 for 171-173 Main Street. We have also entered into a sublease with IDT for our Piscataway facility, which is leased by IDT from a corporation owned and controlled by Mr. Jonas. The Piscataway sublease runs for a three-year term, beginning in May 1999, with monthly rent of $8,400.


Officer Loans

     In May 1999, Howard S. Balter, Ilan M. Slasky, David Greenblatt, Martin Rothberg, H. Jeff Goldberg, Jonathan Reich, and Jonathan Rand, each of whom is an executive officer, borrowed $1,447,240, $352,800, $352,800, $352,800,
$352,800, $98,000 and $44,100, respectively, from us. All of the proceeds of these loans were used to purchase shares of our common stock upon the exercise of stock options. The loans bear interest at the rate of 7.0% per annum, and will mature in May 2001. As a condition to receiving these loans, these officers surrendered their right to exercise 8,862, 2,160, 2,160, 2,160, 2,160, 600 and 270 immediately exercisable options, respectively.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)   Financial Statements.

     The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

     (a) (2)   Financial Statement Schedules.

     Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

     (a) (3)   Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
  No.                                   Description
-------   ----------------------------------------------------------------------
3.1**     Certificate of Incorporation, as amended.

3.2**     Bylaws.

3.3** Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.4** Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

4.1**     Specimen Common Stock Certificate of the Registrant.

10.1**    Employment Agreement, dated May 1, 1997, by and between Clifford M.
          Sobel and IDT Corporation.

10.2**    Amendment to Employment Agreement between IDT Corporation and Clifford
          M. Sobel, dated as of May 11, 1999, by and between Clifford M. Sobel,
          IDT Corporation and the Registrant.

10.3#**   Bundling and Distribution Services Agreement, dated as of January 31,
          1999, by and between Netscape Communications Corporation and the Registrant.

10.4** General License Terms & Conditions, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant.

10.5** Trademark License Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant
          Assignment.

10.6** Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT

Exhibit
  No.                                   Description
-------   ----------------------------------------------------------------------
          Corporation and the Registrant.

10.7**    Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT
          Corporation and the Registrant.

10.8**    IDT Services Agreement, dated as of May 7, 1999, by and between IDT
          Corporation and the Registrant.

10.9**    Net2Phone Services Agreement, dated as of May 7, 1999, by and between
          IDT Corporation and the Registrant.

10.10**   Assignment Agreement, dated as of May 7, 1999, by and between IDT
          Corporation and the Registrant.

10.11** Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.

10.12**   Separation Agreement, dated as of May 7, 1999, by and between IDT
          Corporation and the Registrant.

10.13**   Lease Agreement, dated as of March 1, 1999, by and between 171-173
          Main Street Corporation and the Registrant.

10.14**   Lease Agreement, dated as of March 1, 1999, by and between 294-298
          State Street Corporation and the Registrant.

10.15**   The Registrant's Amended and Restated 1999 Stock Option and Incentive
          Plan.

10.16** Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant.

10.17** Series A Preferred Shareholder Registration Rights Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant.

10.18**   Form of Warrant to Purchase Common Stock.

10.19**   Promissory Note of Registrant to IDT Corporation, dated as of May 12,
          1999.

10.20** Stockholders Agreement, dated as of May 13, 1999, by and among the Investors listed therein, IDT Corporation, Clifford M. Sobel, the trustee of the Scott Sobel Annual Gift Trust and the Registrant.

10.21**   Letter agreement, dated as of May 12, 1999, by and among IDT
          Corporation, Clifford M. Sobel and the Registrant.

10.22**   Letter agreement, dated as of May 17, 1999, by and among IDT
          Corporation, Clifford M. Sobel and the Registrant.

10.23**   Co-Location and Facilities Management Services Agreement, dated as of
          May 20, 1999, by and between IDT Corporation and the Registrant.

Exhibit
  No.                                   Description
-------   ----------------------------------------------------------------------
10.24**   Form of Loan Agreement between the Registrant and each of its executive officers.

10.25**   Form of Stock Option Agreement for Executive Officers.

10.26#**  Letter agreement, dated as of June 25, 1999, by and between National
          Broadcasting Company, Inc. and the Registrant.

10.27** Employment Agreement, dated July 2, 1999, by and between Jonathan Fram and the Registrant.

10.28#**  IP Telephony Services Distribution and Interactive Marketing
          Agreement, dated as of July 15, 1999, by and between ICQ, Inc. and the Registrant.

10.29#**  Stock Subscription Warrant, dated July 15, 1999, by and between
          America Online, Inc. and the Registrant.

10.30** Amendment No. 1 to Employment Agreement, dated July 16, 1999, by and between Jonathan Fram and the Registrant.

11.1      Statement of Computation of Per Share Earning: See Note 5 to Financial
          Statements on page F-12 of this report.

23.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule.


________________________
** Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751).
#         Confidential treatment granted as to parts of this document.



    (b) Reports on Form 8-K.

    During Fiscal 1999 we have not filed any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 4, 1999

                                  Net2Phone, Inc.

                                  By  /s/ Howard S. Balter
                                     --------------------------------------
                                  Howard S. Balter
                                  Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 4th day of November, 1999.

/s/ Clifford M. Sobel
------------------------------------------  Chairman of the Board
Clifford M. Sobel


/s/ Howard S. Balter                        Chief Executive Officer and
------------------------------------------  Director (Principal
Howard S. Balter                            Executive Officer)



/s/ Ilan M. Slasky                          Chief Financial Officer
------------------------------------------  (Chief Accounting
Ilan M. Slasky                              Officer)



/s/ James R. Mellor
------------------------------------------  Director
James R. Mellor


/s/ Howard S. Jonas
------------------------------------------  Director
Howard S. Jonas


/s/ James A. Courter
------------------------------------------  Director
James A. Courter


/s/ Jesse P. King
------------------------------------------  Director
Jesse P. King


/s/ Michael Fischberger
------------------------------------------  Director
Michael Fischberger


------------------------------------------  Director
Gary E. Rieschel



------------------------------------------  Director
Martin J. Yudkovitz



------------------------------------------  Director
Daniel H. Schulman



------------------------------------------  Director
Harry C. McPherson, Jr.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors......................................................................       F-2


Balance Sheets as of July 31, 1999 and 1998.........................................................       F-3


Statements of Operations for the years ended July 31, 1999, 1998 and 1997...........................       F-5


Statements of Stockholders' Equity (Deficit) for the years ended July 31, 1999, 1998 and 1997.......       F-6


Statements of Cash Flows for the years ended July 31, 1999, 1998 and 1997...........................       F-7


Notes to Financial Statements.......................................................................       F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Net2Phone, Inc.

     We have audited the accompanying balance sheets of Net2Phone, Inc. (the "Company") as of July 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                           /s/ ERNST & YOUNG LLP


New York, New York
September 22, 1999

                                Net2Phone, Inc.
                                BALANCE SHEETS
                                                                     July 31,                     July 31
                                                                     --------         -------------------------------
                                                                       1999                   1999              1998
                                                                       ----                   ----              ----
                                                                    (Pro Forma)
                                                                    (Unaudited)
                                                                      (Note 2)
Assets
Current assets:
  Cash and cash equivalents....................................     $ 99,638,298      $ 20,379,048        $    10,074
  Trade accounts receivable....................................          531,536           531,536          1,465,475
  Prepaid contract deposits....................................        6,162,084         6,162,084                 --
  Other current assets.........................................          999,918           999,918                 --
                                                                    ------------      ------------        -----------
     Total current assets......................................      107,331,836        28,072,586          1,475,549
Property and equipment, net....................................       17,844,901        17,844,901          5,409,061
Trademark, net.................................................        4,791,667         4,791,667                 --
Other assets.                                                            107,737           107,737             90,498
                                                                    ------------      ------------        -----------
     Total assets..............................................     $130,076,141      $ 50,816,891        $ 6,975,108
                                                                    ============      ============        ===========
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable.............................................     $  2,151,778      $  2,151,778        $        --
  Accrued expenses.............................................        4,692,953         4,692,953                 --
  Deferred revenue.............................................        2,370,632         2,370,632            810,114
  Due to IDT Corporation.......................................        5,553,771        12,553,771         11,814,988
                                                                    ------------      ------------        -----------
     Total current liabilities.................................       14,769,134        21,769,134         12,625,102

Due to IDT Corporation.........................................        5,181,624         5,181,624                 --
                                                                    ------------      ------------        -----------
     Total liabilities.........................................       19,950,758        26,950,758         12,625,102
Commitments and contingencies
Redeemable convertible preferred stock, Series A, $.01 par
 value; 3,150,000 share authorized; no, 3,140,000 and no
 shares issued and outstanding.................................               --        27,929,000                 --
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 6,850,000 shares
    authorized; no shares issued and outstanding...............               --                --                 --
  Common stock, $.01 par value; 200,000,000 shares
    authorized; 11,672,616, 4,819,777 and 30,960,000
    shares issued and outstanding..............................          116,727            48,198            100,100

                            See accompanying notes.

  Class A stock, $.01 par value; 37,042,089 shares
    authorized; 36,524,250, 27,622,089 and 0 shares issued
    and outstanding............................................          365,241           276,220                 --
  Additional paid-in capital...................................      175,156,966        61,126,266                 --
  Accumulated deficit..........................................      (30,455,286)      (30,455,286)        (5,750,094)
  Deferred compensation--stock options.........................      (31,908,275)      (31,908,275)                --
  Loans to stockholders........................................       (3,149,990)       (3,149,990)                --
                                                                    ------------      ------------        -----------
     Total stockholders' equity (deficit)......................      110,125,383        (4,062,867)        (5,649,994)
                                                                    ------------      ------------        -----------
     Total liabilities and stockholders' equity (deficit)......     $130,076,141      $ 50,816,891        $ 6,975,108
                                                                    ============      ============        ===========

                            See accompanying notes

                                Net2Phone, Inc.

                           STATEMENTS OF OPERATIONS

                                                                                      Year ended July 31
                                                                     -------------------------------------------------
                                                                           1999             1998             1997
                                                                     ----------------  ---------------  --------------
Revenue:
  Service revenue...................................................    $ 32,648,305      $10,490,972     $ 2,652,303
  Product revenue...................................................         608,152        1,515,000              --
                                                                        ------------      -----------     -----------
        Total revenue...............................................      33,256,457       12,005,972       2,652,303
Costs and expenses:
  Direct cost of revenue:
     Service cost of revenue*.......................................      17,554,074        6,576,523       1,547,443
     Product cost of revenue*.......................................         263,936          272,236           6,000
                                                                        ------------      -----------     -----------
        Total direct cost of revenue*...............................      17,818,010        6,848,759       1,553,443
     Selling and marketing..........................................       8,828,167        2,887,766          76,724
     General and administrative.....................................      10,836,072        5,087,628       2,599,283
     Depreciation and amortization..................................       2,316,545          726,508         120,500
     Compensation charge from the issuance of stock
       options......................................................      17,919,541               --              --
                                                                        ------------      -----------     -----------
        Total costs and expenses....................................      57,718,335       15,550,661       4,349,950
                                                                        ------------      -----------     -----------
Loss from operations................................................     (24,461,878)      (3,544,689)     (1,697,647)
Interest expense....................................................        (430,753)              --              --
Interest income.....................................................         187,439               --              --
                                                                        ------------      -----------     -----------
Net loss............................................................     (24,705,192)      (3,544,689)     (1,697,647)
Redeemable preferred stock dividends................................     (29,219,362)              --              --
                                                                        ------------      -----------     -----------
Net loss available to common stockholders...........................    $(53,924,554)     $(3,544,689)    $(1,697,647)
                                                                        ============      ===========     ===========
Net loss per common share--basic and diluted........................    $      (1.73)     $     (0.12)    $     (0.06)
                                                                        ============      ===========     ===========
Weighted average number of common shares used in calculation
 of basic and diluted net loss per common share.....................      31,236,415       30,186,000      27,864,000
                                                                        ============      ===========     ===========
Pro forma net loss per common share--basic and diluted..............    $      (0.74)
                                                                        ============
Pro forma weighted average number of common shares used in
 calculation of basic and diluted net loss per common share.........      33,172,031
                                                                        ============

----------------
* Excludes depreciation and amortization.


                            See accompanying notes.

                                Net2Phone, Inc.


                 Statements of Stockholders' Equity (Deficit)
                   Years ended July 31, 1999, 1998 and 1997



                                                                Common Stock             Class A Stock        Additional
                                                          ------------------------  -----------------------     Paid-in
                                                             Shares       Amount      Shares       Amount       Capital
                                                          ------------  ----------  -----------  ----------    ---------
Balance as of July 31, 1996............................            --   $      --           --    $     --    $         --
 Net loss for the year ended July 31, 1997.............            --          --           --          --              --
                                                          -----------   ---------   ----------    --------    ------------
Balance at July 31, 1997...............................            --          --           --          --              --
 Issuance of Stock to IDT Corporation..................    27,864,000         100           --          --              --
 Sale of Common Stock to officer.......................     3,096,000     100,000           --          --              --
 Net loss for the year ended July 31, 1998.............            --          --           --          --              --
                                                          -----------   ---------   ----------    --------    ------------
Balance at July 31, 1998...............................    30,960,000     100,100           --          --              --
 Issuance of warrants..................................            --          --           --          --       2,100,000
 Exercise of stock options.............................     1,345,218      13,452           --          --       4,470,608
 Deferred compensation.................................            --          --           --          --      49,827,816
 Capital contributions from IDT Corporation............            --     209,500           --          --       4,420,338
 Conversion of IDT Common stock to Class A
  stock................................................   (27,864,000)   (278,640)  27,864,000     278,640              --
 Conversion of Class A to Common Stock.................       241,911       2,420     (241,911)     (2,420)             --
 Exercise of warrants..................................       136,648       1,366           --          --         436,504
 Accretion of discount on Series A preferred stock
  convertible to Class A stock.........................            --          --           --          --        (129,000)
 Net loss for the year ended July 31, 1999.............            --          --           --          --              --
 Amortization of deferred compensation.................            --          --           --          --              --
                                                          -----------   ---------   ----------    --------    ------------
Balance at July 31, 1999...............................     4,819,777      48,198   27,622,089     276,220      61,126,266
                                                          -----------   ---------   ----------    --------    ------------
 Issuance of Common Stock..............................     6,210,000      62,100           --          --      85,197,400
 Conversion of Class A Stock to Common Stock...........       517,839       5,179     (517,839)     (5,179)             --
 Conversion of Preferred Stock to Class A Stock........            --          --    9,420,000      94,200      27,834,800
 Exercise of stock options.............................       125,000       1,250           --          --         998,500
                                                          -----------   ---------   ----------    --------    ------------
Pro Forma balance at July 31, 1999 (unaudited).........    11,672,616   $ 116,727   36,524,250    $365,241    $175,156,966
                                                          ===========   =========   ==========    ========    ============

                                                                                                         Total
                                                        Accumulated      Deferred        Loans to     Stockholders'
                                                         Deficit       Compensation   Stockholders       Equity
                                                       ----------     --------------  -------------     --------
Balance as of July 31, 1996.........................   $   (507,758)   $         --    $        --    $   (507,758)
 Net loss for the year ended July 31, 1997..........     (1,697,647)             --             --      (1,697,647)
                                                       ------------   -------------   ------------    ------------
Balance at July 31, 1997............................     (2,205,405)             --             --      (2,205,405)
 Issuance of Stock to IDT Corporation...............             --              --             --             100
 Sale of Common Stock to officer....................             --              --             --         100,000
 Net loss for the year ended July 31, 1998..........     (3,544,689)             --             --      (3,544,689)
                                                       ------------   -------------   ------------    ------------
Balance at July 31, 1998............................     (5,750,094)             --             --      (5,649,994)
 Issuance of warrants...............................             --              --             --       2,100,000
 Exercise of stock options..........................             --              --     (3,149,990)      1,334,070
 Deferred compensation..............................             --     (49,827,816)            --              --
 Capital contributions from IDT Corporation.........             --              --             --       4,629,838
 Conversion of IDT Common stock to Class A
  stock.............................................             --              --             --              --
 Conversion of Class A to Common Stock..............             --              --             --              --
 Exercise of warrants...............................             --              --             --         437,870
 Accretion of discount on Series A preferred stock
  convertible to Class A stock......................             --              --             --        (129,000)
 Net loss for the year ended July 31, 1999..........    (24,705,192)             --             --     (24,705,192)
 Amortization of deferred compensation..............             --      17,919,541             --      17,919,541
                                                       ------------   -------------   ------------    ------------
Balance at July 31, 1999............................    (30,455,286)    (31,908,275)    (3,149,990)     (4,062,867)
                                                       ------------   -------------   ------------    ------------
 Issuance of Common Stock...........................             --              --             --      85,259,500
 Conversion of Class A Stock to Common Stock........             --              --             --              --
 Conversion of Preferred Stock to Class A Stock.....             --              --             --      27,929,000
 Exercise of stock options..........................             --              --             --         999,750
                                                       ------------   -------------   ------------    ------------
Pro Forma balance at July 31, 1999 (unaudited)......   $(30,455,286)   $(31,908,275)   $(3,149,990)   $110,125,383
                                                       ============   =============   ============    ============
          See accompanying notes.

                                Net2Phone, Inc.
                           Statements of Cash Flows

                                                                                          Year ended July 31
                                                                       -----------------------------------------------------
                                                                              1999              1998               1997
                                                                       ---------------    ---------------    ---------------
Operating activities:
Net loss........................................................       $   (24,705,192)   $    (3,544,689)   $    (1,697,647)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................             2,316,545            726,508            120,500
   Amortization of deferred compensation........................            17,919,541                 --                 --
   Changes in assets and liabilities:
        Accounts receivable.....................................               933,939         (1,448,975)           (16,500)
        Inventory...............................................              (540,000)                --                 --
        Prepaid contract deposits...............................            (6,162,084)                --                 --
        Other current assets....................................              (459,918)                --                 --
        Other assets............................................               (17,239)           (90,498)                --
        Accounts payable........................................             2,151,778                 --                 --
        Accrued expenses........................................             4,692,953                 --                 --
        Deferred revenue........................................             1,560,518            649,113            161,001
                                                                       ---------------    ---------------    ---------------
Net cash used in operating activities...........................            (2,309,159)        (3,708,541)        (1,432,646)
Investing activities:
Purchases of trademark..........................................            (5,000,000)                --                 --
Purchases of property and equipment.............................           (14,544,052)        (5,236,044)          (845,351)
                                                                       ---------------    ---------------    ---------------

Net cash used in investing activities...........................           (19,544,052)        (5,236,044)          (845,351)
Financing activities:
Proceeds from issuance of Common Stock to IDT Corporation.......                    --                100                 --
Proceeds from issuance of Common Stock to officer...............                    --            100,000                 --
Proceeds from issuance of Series A Preferred stock and
 warrants.......................................................            29,900,000                 --                 --
Proceeds from exercise of stock options.........................             1,334,070                 --                 --
Proceeds from exercise of warrants..............................               437,870                 --                 --
Capital contributions from IDT Corporation......................             4,629,838                 --                 --
Net advances from IDT Corporation...............................             5,920,407          8,854,559          2,277,997
                                                                       ---------------    ---------------    ---------------

Net cash provided by financing activities.......................            42,222,185          8,954,659          2,277,997


Net increase in cash and cash equivalents.......................            20,368,974             10,074                 --
Cash and cash equivalents at beginning of period................                10,074                 --                 --

Cash and cash equivalents at end of period......................       $    20,379,048    $        10,074    $            --

Supplemental disclosure of cash flow information:
Cash payments made for interest.................................       $            --    $            --    $            --

Cash payments made for income taxes.............................       $            --    $            --    $            --


           See accompanying notes

                                Net2Phone, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                 July 31, 1999

1.   Description of Business and Basis of Presentation

     The accompanying financial statements reflect the historical financial information of Net2Phone, Inc. (the ''Company''), a majority owned subsidiary of IDT Corporation (''IDT''), incorporated in October 1997, to operate and develop its Internet telephony business. Prior to such time, the Company's business was conducted as a division of IDT. The incorporation of Net2Phone, Inc. as a subsidiary of IDT was accounted for similar to a recapitalization. All earnings per share calculations assume that such shares were outstanding for all prior periods.

     The Company's statements of operations include allocations of certain costs and expenses from IDT (Note 6). Although such allocations are not necessarily indicative of the costs that would have been incurred if the Company operated as an unaffiliated entity, management believes that the allocation methods are reasonable.


2.   Pro Forma Balance Sheet

     On August 3, 1999, the Company completed an initial public offering of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $85.3 million (the ''IPO'').

     The accompanying Pro Forma balance sheet gives effect to the following as if they occurred on July 31, 1999:

     .  the sale of 6,210,000 shares of common stock in the IPO;

     . the application of $7.0 million of the net proceeds from the IPO to pay a portion of the note payable to IDT;

     .  the conversion of 517,839 shares of Class A stock to common stock;

     . the exercise of options to purchase 75,000 shares of common stock at a price of $3.33 per share and options to purchase 50,000 shares of common stock at $15.00 per share; and

     . the conversion of 3,140,000 shares of Series A convertible preferred stock into 9,420,000 shares of Class A stock.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


Revenue Recognition

     Internet telephony service revenue is recognized as service is provided. Revenue derived from equipment sales and from services provided to IDT is recognized upon installation of the equipment and performance of the services, respectively (See Note 6).

     Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

3.   Summary of Significant Accounting Policies

     The sale of equipment with software necessary to provide the Company's services is within the scope of the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition. Revenue on such sales is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

Direct Cost of Revenue

      Direct cost of revenue consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization.


Property and Equipment

      Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets of five years.

     Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.


Advertising Costs

     The Company expenses the costs of advertising as incurred. Typically the Company purchases banner advertising on other companies' web sites pursuant to contracts which have one to three year terms and may include the guarantee of
(i) a minimum number of impressions, (ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by the Company from customers directed to the Company's Web site as a direct result of the advertisement. The Company recognizes expense with respect to such advertising ratably over the period in which the advertisement is displayed. In addition, some agreements require additional payments as additional impressions are delivered. Such payments are expensed when the impressions are delivered.

     In one case, the Company entered into an agreement with no specified term of years. In this case, the Company amortizes as expense the lessor of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments (See Note
9).

     For the years ended July 31, 1999, 1998, and 1997, advertising expense totaled approximately $6,590,000, $1,962,000, and $6,000, respectively.


Software Development Costs

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has commenced capitalizing these costs. Software development costs are the Company's only research and development expenditures. For the years ended July 31, 1999, 1998 and 1997, research and development costs totaled approximately $757,000, $481,000 and $473,000, respectively.

Capitalized Internal Use Software Costs

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. At July 31, 1999 and 1998, the Company has capitalized $4,065,000, and $2,198,000, respectively, of internal use software costs as computer software.


Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.


Trademark

     Costs associated with obtaining the right to use trademarks owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark.

Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation

     The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (''APB 25''). Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over amount an employee must pay to acquire the stock. Stock options issued to employees of IDT are accounted for in accordance with Financial Accounting Standards Board Statement (''SFAS'') No. 123, Accounting for Stock-Based Compensation. Compensation expense for stock options issued to employees of IDT is measured based on the fair value of the stock options on the grant date estimated using the Black-Scholes option pricing model.

     The Company applies the disclosure-only provisions of SFAS No. 123 with respect to stock options issued to the Company's employees.

     In March 1999, the Financial Accounting Standards Board issued an exposure draft of an interpretation on APB 25 containing proposed rules designed to clarify its application. The proposed rules included in the exposure draft are expected to be formally issued prior to December 31, 1999 and become effective at the time they are issued. The proposed rules would generally be applicable to events that occur after December 15, 1998. Consequently, if the exposure draft is enacted in the form currently proposed, the new rules would apply to all stock options granted by the Company in fiscal 1999.

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing the net income
(loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.


Current Vulnerability Due to Certain Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

     Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.


Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.


Segment Disclosures

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregate a company. As the Company operates in one segment, the adoption of the statement in fiscal 1999 did not have any impact on its financial statements.


4.   Property and Equipment

     Property and equipment consists of the following:

                                                         July 31
                                          ----------------------------------
                                              1999                  1998
                                          ------------           -----------
  Equipment............................   $ 7,999,316            $3,631,140
  Computer software....................    12,708,913             2,595,572
  Furniture and fixtures...............       100,167                37,632
                                          -----------            ----------
                                           20,808,396             6,264,344
  Accumulated depreciation.............    (2,963,495)             (855,283)
                                          -----------            ----------
  Property and equipment, net..........   $17,844,901            $5,409,061
                                          ===========            ==========

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Year ended July 31
                                                               --------------------------------------------------
                                                                    1999             1998                 1997
                                                               ------------      -----------           ----------
  Numerator:
     Net loss                                                  $(24,705,192)     $(3,544,689)         $(1,697,647)
     Redeemable preferred stock dividends                       (29,219,362)              --                   --
                                                               ------------      ------------          ----------
  Numerator for basic and diluted loss per common
    share-net loss available for common stockholders           $(53,924,554)     $(3,544,689)         $(1,697,647)
  Denominator:
     Denominator for basic and dilutive loss per
       common share-weighted average shares                      31,236,415       30,186,000           27,846,000
                                                               ============      ===========          ===========
  Basic and diluted loss per share                             $      (1.73)     $      (.12)         $      (.06)
                                                               ============      ===========          ===========

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                          Year ended July 31
                                           ---------------------------------------------------
                                               1999                1998            1997
                                           -----------          ----------       -------------
  Redeemable preferred stock..............   9,420,000                  --                  --
  Stock options...........................   7,310,900                  --                  --

     The following table sets forth the computation of pro forma basic and diluted loss per common share for the year ended July 31, 1999, assuming conversion of the redeemable preferred shares to shares of common stock on their date of issuance.

  Numerator:...................................................................    $(53,924,554)
     Net loss available to common stockholders
     Redeemable preferred stock dividends......................................      29,219,362
                                                                                   ------------
     Numerator for pro forma loss available to common stockholders.............     (24,705,192)
                                                                                   ============
  Denominator:
     Weighted average number of common shares..................................      31,236,415
     Assumed conversion of preferred shares to common shares (if converted
       method).................................................................       1,935,616
                                                                                   ------------
     Denominator for pro forma basic and diluted loss per share................      33,172,031
                                                                                   ------------
  Pro forma basic and diluted loss per share...................................    $      (0.74)
                                                                                   ============

6.   Related Party Transactions

     In May 1999, the Company and IDT entered into a separation agreement whereby the transactions and agreements necessary to govern the relationship between the two companies necessary to effect their separation were determined. In accordance with such agreement, it was determined that amounts paid by IDT in excess of $22 million would be deemed to be capital contributions.

     In May 1999, the Company and IDT entered into an Internet/telecommunications agreement whereby the Company has agreed to pay IDT up to $110,000 per month for connectivity, the use of certain computer software and equipment owned or leased by IDT and to provide a platform for IDT's Internet services for a monthly per customer charge. In connection with such agreement, IDT has also granted the Company an indefeasible right, for a period of 20 years, to use a certain telecommunications network as it is completed and delivered for up to approximately $6.0 million.

     In May 1999, the Company and IDT entered into two one-year services agreements whereby the Company agreed to pay IDT for certain administrative, customer support and other services that IDT provides to it at the cost of such services plus 20%. Also, in conjunction with such agreements, the Company has agreed to provide IDT with certain support services for the cost of such services plus 20%. The agreement is effective for a period of two years.

     In May 1999, the Company and IDT entered into a joint marketing agreement whereby the companies have agreed to jointly advertise and market their products. The agreement continues for a term of one year and is automatically renewable for an additional one year unless terminated by either party. In conjunction with such agreement, a commission will be earned by each company for new customers generated by the other company as a result of such programs.

     In May 1999, the Company and IDT entered into an assignment agreement whereby IDT assigned all of its rights in certain trademarks, patents and proprietary products and information to the Company. These assets were contributed at IDT's historical cost which was $0.

     The accompanying financial statements for periods prior to the signing of the aforementioned agreements include charges by IDT to the Company for the aforementioned services. Such charges were based principally upon the Company's allocable portion of IDT's costs for such services. The ratios used to allocate these costs were the Company's total payroll and the Company's total revenue to IDT's total payroll and revenue, depending on the type of services provided. The allocated costs approximate the amounts that would have been charged under the inter-company agreements if they had been in effect during such periods.

     For the years ended July 31, 1999, 1998, and 1997, the Company recognized revenue for services provided to IDT of approximately $2,578,000, $498,000, and $297,000, respectively.

     At July 31, 1999 and 1998, the due to IDT balance represents the net amounts owed to IDT as a result of the aforementioned agreements and financing. No interest was charged on the Company's advances from IDT. The average balance owed to IDT during the years ended July 31, 1999 and 1998, were $14,775,000 and $7,388,000, respectively.

     On May 12, 1999, the Company converted a portion of its liability to IDT into a $14,000,000 promissory note. Such promissory note accrues interest at a rate of 9% per annum and is payable in 60 equal monthly installments of principal and interest. Notwithstanding the foregoing, $7,000,000 in principal was repaid in August 1999 with the proceeds of the IPO.

     The activity in the intercompany account with IDT was as follows:

                                                                                    Year ended July 31
                                                                     ---------------------------------------------------
                                                                           1999                1998              1997
                                                                     ----------------  -----------------  --------------
  Opening Balance.................................................      $ 11,814,988        $ 2,960,429      $  682,432
  Expenses paid by IDT on behalf of the Company, net of
    cash received.................................................        18,550,915          7,000,725       1,225,771
  Net charges to the Company for services provided by
    IDT...........................................................         8,380,656          2,351,934       1,349,226
  Revenue recognized by the Company for services
    provided to IDT...............................................        (2,578,000)          (498,000)       (297,000)
  Capital contribution from IDT...................................        (4,629,838)              (100)             --
  Repayments......................................................       (13,803,326)                --              --
                                                                        ------------        -----------      ----------
  Ending Balance..................................................      $ 17,735,395        $11,814,988      $2,960,429
                                                                        ============        ===========      ==========

7.   Income Taxes

  The Company will file a consolidated Federal income tax return with IDT through May 13, 1999 and has entered into a tax sharing agreement with IDT. Pursuant to such tax sharing agreement, the Company would, while included in the IDT consolidated tax return, be reimbursed for the use of its tax losses to the extent IDT realizes a tax reduction from the use of such tax losses. In May 1999 IDT's ownership interest in the Company fell below 80% and as a result the Company will no longer be a part of the IDT consolidated Federal tax group.

     Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                                         July 31
                                                                          --------------------------------------
                                                                              1999                       1998
                                                                          ------------               -----------
  Deferred tax asset:
     Net operating loss carryforward...............................        $ 3,921,205                 $ 314,000
     Compensation charge from issuance of stock options............            500,663                        --
  Deferred tax liabilities:
     Depreciation..................................................         (1,008,719)                 (300,000)
                                                                           -----------                 ---------
     Net deferred tax asset........................................          3,413,149                    14,000
     Valuation allowance...........................................         (3,413,149)                  (14,000)
                                                                           -----------                 ---------
  Total deferred tax assets........................................        $        --                 $      --
                                                                           ===========                 =========

     The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

     At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.0 million expiring in years through 2019 and for state income tax purposes of approximately $16 million expiring in years through 2006. These net operating loss carryforwards may be limited to future taxable earnings of the Company.

                                                                                    Year ended July 31
                                                                         ---------------------------------------------
                                                                           1999               1998              1997
                                                                         ---------          --------          --------
  Tax at effective rate........................................         $(8,646,817)       $(1,205,000)        (577,000)
  Non-deductible expenses......................................           4,597,338                 --               --
  Benefits used by IDT for which the Company received no
    compensation...............................................           1,017,088          1,205,000          577,000
  Losses for which no benefit is provided......................           3,032,391                 --               --
                                                                        -----------        -----------        ---------
  Tax provision................................................         $        --        $        --        $      --
                                                                        ===========        ===========        =========

8.   Stockholders' Equity (Deficit)

Initial Public Offering

     On August 3, 1999, the Company completed an initial public offering of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $85.3 million.


Series A Stock

     On May 13, 1999, the Company designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

     The Series A Stock entitled its holders to a non-cumulative dividend of 8% per annum on the original issue price. Each share of Series A Stock was convertible into three shares of Class A stock at the option of the holder, subject to certain adjustments, as defined. The Series A Stock was redeemable at the option of the holder, beginning May 2006, over a period of 3 years.

     The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion feature approximated $75 million. For accounting purposes the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A Stock. The Company recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $29.2 million.

     In connection with the sale of Series A Stock, the Company granted warrants to purchase 272,400 shares of common stock at an exercise price of $3.33 per share, subject to certain adjustments as defined, from the date of issuance through May 13, 2004 to the Series A Stock investors and placement agent. The warrants contained a provision whereby they were automatically terminated upon a merger or sale of the Company or an initial public offering of the Company's stock. In July 1999, 136,648 warrants were exercised. The unexercised warrants expired unexercised upon the Company's IPO in August 1999. The fair value of the warrants on the date of issuance was $2.1 million. This was computed using the Black Scholes model with the following assumptions: the fair value of the common stock equal to $11.00 per share, the risk free interest rate of 4.79%, volatility factor of 84%, an expected life of 6 months, and a dividend yield of 0%.

     The fair value of the warrants was recorded as an increase to additional paid-in capital and a decrease to the carrying value of the Series A Stock. The decrease in the carrying value of the Series A Stock was accreted with a reduction of additional paid-in capital over the period to the initial redemption date in May 2006. In connection with the Company's IPO, the Series A convertible preferred stock was converted into Class A stock. In August 1999 upon the consummation of the IPO the balance of the unamortized discount was recorded as a reduction of the amount of income available for common shareholders.


Stock Options

     In April 1999, the Company adopted a stock option and incentive plan (the "Plan"). Pursuant to the Plan, the Company's officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock.

     In the fourth quarter of fiscal 1999, the Company granted options to purchase 8,821,500 shares of common stock at exercise prices ranging from $3.33 to $15.00 per share to employees of the Company and employees of IDT. The options generally vest over periods up to four years and expire ten years from the date of grant. In connection with the exercise of such options, the Company extended $3,149,900 of recourse loans to employees. In order to obtain the loans, optionees agreed to the cancellation of 23,382 outstanding options.

     Deferred compensation resulting from the issuance of the stock options of approximately $49.8 million is being charged to expense over the vesting period of the stock options as follows: fiscal 1999, $17.9 million; fiscal 2000, $11.8 million; fiscal 2001, $11.8 million; and fiscal 2002, $8.3 million.

     A summary of stock option activity under the Company's stock option plan is as follows:

                                                                                                 Weighted Average
                                                                              Shares              Exercise Price
                                                                           -----------            --------------
  Outstanding at July 31, 1998..................................                   --                       --
  Granted.......................................................             8,821,500                    $7.18
  Exercised.....................................................            (1,345,218)                    3.33
  Cancelled.....................................................               (23,382)                    3.33
  Forfeited.....................................................                (7,000)                    3.33
                                                                            ----------                    -----
  Outstanding at July 31, 1999..................................             7,445,900                    $7.90
                                                                            ==========                    =====

     The following table summarizes the status of the stock options outstanding and exercisable at July 31, 1999:

                                               Stock Options Outstanding
              ----------------------------------------------------------------------------------------------------
              Exercise                         Number               Weighted Remaining          Number of Stock
               Prices                        of Options              Contractual Life         Options Exercisable
              --------                       -----------            ------------------        --------------------
               $ 3.33                         4,292,400                  9.8 years                  388,075
               $10.00                           180,000                 10.0 years                   54,000
               $11.00                           460,000                 10.0 years                     --
               $15.00                         2,513,500                 10.0 years                  830,050
                                              ---------                                           ---------
                                              7,445,900                                           1,272,125
                                              =========                                           =========

     The weighted average fair value of options granted was $9.99 for the year ended July 31, 1999. Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:



  Assumptions                                                                                 July 31, 1999
  -----------                                                                                 -------------
  Average risk-free interest rate......................................................            5.60%
  Dividend yield.......................................................................            ----
  Volatility factor of the expected market price of the Company's common stock.........              84%
  Average life.........................................................................            5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended July 31, 1999, pro forma net loss available to common stockholders and pro forma net loss per common share amounted to approximately $66,050,383 and $2.11, respectively.

 Stock Split and Class A Stock

     On June 25, 1999, the Company effectuated a three-for-one stock split. The financial statements give retroactive effect to the stock split. In addition, the Company designated 15,000,000 shares of its capital stock as Class A stock. The holders of Class A stock are identical to those of common stock except for voting and conversion rights and restrictions on transferability. The Class A stock is entitled to two votes per share.


9.   Commitments

     On February 8, 1998, the Company entered into an agreement with an Internet company to develop a link between its Internet site and that of the Company and advertise Company products on such site. The agreement is effective for fifteen months upon the completion of the link and automatically extends for an additional one year unless terminated by either party. Pursuant to such agreement, the Company has made payments of $3.3 million through July 31, 1999 for the design, development, installation and implementation of the link as well as the placement of Company advertisements on the Internet company's site, of which $750,000 attributable to the establishment of such link was deferred and is being amortized over the term of the agreement and $2.4 million attributable to monthly payments for advertising and the maintenance of the link was expensed monthly as incurred.

As of July 31, 1999, the Company was required to make an additional payment of $150,000 in fiscal 1999 and pay certain future commissions, as defined, based upon revenue earned and usage of the link.

     On August 4, 1998, the Company entered into an agreement with an Internet company to advertise Company products on the Internet company's site. The agreement is effective as of October 1, 1998, the launch date of the link, and extends indefinitely until the Internet company fully provides all advertising impressions guaranteed under the agreement. Pursuant to such agreement, the Company has made payments of $646,000 through July 31, 1999 for Company advertisements on such site. The Company is required to make additional payments of $975,000 in fiscal 2000, and $167,000 in fiscal 2001 and pay certain future commissions, as defined, based upon revenue earned and usage of the link. Under this agreement the Company records expenses equal to the lesser of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments.

     On February 19, 1999, the Company entered into an agreement under which an international computer company is to provide connections to its global network. These connections will allow worldwide transport of the Company's IP traffic. The agreement is effective for 63 months upon availability of the connections.

     Pursuant to such agreement, the Company has made payments of $1 million through July 31, 1999 which have been reflected on the balance sheets as prepaid contract deposits. As of July 31, 1999, the Company is required to make an additional payment of $1 million when the connections are available and pay fees for additional connections and usage. The $2 million of prepayments will be amortized over the term of the agreement beginning at the time the connections are available for use.

     On January 31, 1999, the Company entered into a series of agreements with a third party. The agreements call for the bundling of the Company's Internet telephony products with the third party's Internet browser, the purchase of software from the third party and the use of the third party's trademark. The agreements require the Company to pay the third party (i) $5,000,000 for the use of the trademark, (ii) $8,000,000 for the purchase of software and (iii) commissions on revenues generated from customers that the Company obtains from the bundling of products. Through July 31, 1999, the Company had paid $1.5 million for the right to use the trademark and $8 million for certain software. The Company has capitalized the costs of the right to use the trademark and the software costs and will amortize them over the term of the bundling agreement, which expires two years after the release of the bundled product.

     The Company has distribution agreements under which it has agreed to pay its agents commissions for obtaining new Internet telephony customers. The agreements require commissions upon activation of the customers.

     In May 1997, the Company entered into a three year employment agreement with one of its officers. Under the terms of such agreement, which was amended in May 1999, the Company agreed to, among other things, provide such officer with an annual salary of $100,000 and the right to purchase a 10% interest in the Company for $100,000, which was the fair market value of the Company at that time. Such right, which includes an anti-dilutive provision mandating that the officer's ownership interest cannot be diluted below 8% of the total outstanding shares upon consummation of an initial public offering of the Company's common stock, was exercised during fiscal 1998. Such agreement is automatically renewable on an annual basis after its initial three year term unless terminated by either party.

     In March 1999, the Company entered into two lease agreements with companies which are owned by the Chairman, Chief Executive Officer and Treasurer of IDT. Pursuant to such lease agreements, the Company is required to make equal monthly rental payments aggregating $558,000 to such companies through February 2002.

     The Company entered into an agreement with Snap, an Internet portal service of NBC and CNET, on May 17, 1999. Snap will display links to the Company's Web site and services on its Snap.com Web site. In addition, the Company is Snap's preferred provider of PC-to-phone services during the two-year term of this agreement. Snap also will deliver a preset minimum number of impressions on its site and agreed to give the Company the right to advertise on its Snap.com Web site, subject to certain conditions. In exchange, the Company agreed to pay Snap a one-time fee, a percentage of revenue generated through their site and bonus payments for customers delivered by Snap of $2,000,000 after meeting certain quotas. The Company will amortize the up front payment over the term of the agreement.

     The Company signed an agreement with NBC on June 25, 1999 to purchase $1.5 million in television advertising on the NBC television network. The Company also has the right to purchase additional spots to be telecast prior to June 30, 2000. The cost of the advertising will be expensed as the spots are shown.

     On July 15, 1999, the Company entered into a four-year distribution and marketing agreement with ICQ, a subsidiary of America Online. Under this agreement, ICQ has agreed to co-brand and promote the Company's Internet telephony services in the U.S. and in 19 other countries, embed customized versions of the Company's software to allow ICQ customers to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls, share revenue from advertisements and sponsorships sold by ICQ on the Company's software that is embedded in ICQ's Instant Messenger software, and promote the Company's services on some of ICQ's Web sites. The Company agreed to pay ICQ a fee of $7.5 million, $4.0 million of which was paid at signing, and the remainder of which was paid in September 1999. The Company also agreed to pay ICQ a share of minutes-based revenue generated through ICQ and to award ICQ a performance bonus on the basis of the total revenue derived under the agreement, and to promote ICQ on the Company's Web sites.

     In connection with the Company's distribution and marketing agreement with ICQ, the Company issued a warrant to America Online to purchase up to 3% of the Company's outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of 80% of the price per share in the Company's initial public offering, or $450 million dividend by the number of the Company's fully-diluted shares on the initial exercise date. The warrant may be exercised for a period of five years from the date of issuance.

     On July 2, 1999 the Company signed a three-year employment agreement with its new President. After the initial term, the agreement may be renewed annually. The Company will pay its President an annual base salary of $350,000 and he is entitled to receive an annual bonus calculated on the basis of the Company's gross revenue, which bonus could be up to $100,000. The Company granted its President options to purchase 920,000 shares of its common stock under its 1999 Stock Option and Incentive Plan. Of these options, 460,000 were granted at an exercise price of $3.33 per share, 153,333 of which are vested and exercisable. The options to purchase the remaining 460,000 shares were granted at $11.00 per share. Other than those options which are vested, the remaining 766,667 options will vest in three equal annual installments, commencing on July 20, 2000. The Company recorded compensation in connection with the issuance of the options with an exercise price less than the fair market value of the stock over the vesting period.


10.   Customer and Geographical Area

     Revenues from customers outside the United States represented approximately 44%, 72%, and 62% of total revenues during the years ended July 31, 1997, 1998 and 1999, respectively. During the year ended July 31, 1998, revenues derived from equipment sales to a customer in Korea represented approximately 14% of total revenue. No single geographic area accounted for more than 10% of total revenue during the years ended July 31, 1999 and 1997. No customer accounted for more than 10% of revenue during the years ended July 31, 1999 and 1997.