Form 10-Q
period 1999-10-31
NET2PHONE INC
filed 1999-12-15
CIK 1086472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1999

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-26763

                               ----------------

                                NET2PHONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                       22-3559037
     (State or Other                      (I.R.S. Employer Identification No.)
     Jurisdiction of
    Incorporation or
      Organization)

                 171 Main Street, Hackensack, New Jersey 07601
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's Telephone Number, Including Area Code: (201) 530-4000

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of December 13, 1999, the registrant had outstanding 17,672,616 shares of common stock, $.01 par value, and 33,924,250 shares of Class A stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NET2PHONE, INC.

                               TABLE OF CONTENTS

                                                                             Page No.
                                                                             --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:.........................................           1
      Condensed Consolidated Balance Sheets as of October 31, 1999 and
      July 31, 1999...................................................           1
      Condensed Consolidated Statements of Operations for the three
      months ended October 31, 1999 and 1998..........................           2
      Condensed Consolidated Statement of Stockholders' Equity
      (Deficit) for the three months ended October 31, 1999...........           3
      Condensed Consolidated Statements of Cash Flows for the three
      months ended October 31, 1999 and 1998..........................           4
      Notes to Condensed Consolidated Financial Statements............           5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................           6
Item 3. Quantitative and Qualitative Disclosures About Market Risk....           7
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.............................................           8
Item 2. Changes in Securities and Use of Proceeds.....................           8
Item 3. Defaults Upon Senior Securities...............................           8
Item 4. Submission of Matters to a Vote of Security Holders...........           8
Item 5. Other Information.............................................           8
Item 6. Exhibits and Reports on Form 8-K..............................           8
Signatures............................................................          11

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                NET2PHONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    October 31,     July 31,
                                                        1999          1999
                                                    ------------  ------------
                                                    (unaudited)     (Note 1)
                      ASSETS:
                      -------
Current assets:
  Cash and cash equivalents........................ $ 84,757,962  $ 20,379,048
  Trade accounts receivable........................    1,062,376       531,536
  Prepaid contract deposits........................    9,285,107     6,162,084
  Other current assets.............................    3,452,102       999,918
                                                    ------------  ------------
    Total current assets...........................   98,557,547    28,072,586
  Property and equipment, net......................   22,384,912    17,844,901
  Trademark, net...................................    4,688,406     4,791,667
  Other assets.....................................      107,737       107,737
                                                    ------------  ------------
    Total assets................................... $125,738,602  $ 50,816,891
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY:
       -------------------------------------
Current liabilities:
  Accounts payable................................. $  4,574,160  $  2,151,778
  Accrued expenses.................................    3,937,574     4,692,953
  Deferred revenue.................................    1,815,743     2,370,632
  Due to IDT Corporation...........................    5,914,762    12,553,771
                                                    ------------  ------------
    Total current liabilities......................   16,242,239    21,769,134
Due to IDT Corporation.............................    4,843,692     5,181,624
                                                    ------------  ------------
    Total liabilities..............................   21,085,931    26,950,758
Commitments and contingencies
Redeemable convertible preferred stock, Series A,
 $.01 par value; 3,150,000 shares authorized; no
 and 3,140,000 shares issued and outstanding.......          --     27,929,000
Stockholders' equity (deficit)
  Preferred stock, $.01 par value; 6,850,000 shares
   authorized; no shares issued and outstanding....          --            --
  Common stock, $.01 par value; 200,000,000
   authorized; 11,672,616 and 4,819,777 shares
   issued and outstanding..........................      116,727        48,198
  Class A stock, $.01 par value, 37,042,089
   authorized and 36,524,250 and 27,622,089 shares
   issued and outstanding..........................      365,241       276,220
  Additional paid-in capital.......................  175,118,950    61,126,266
  Accumulated deficit..............................  (38,820,556)  (30,455,286)
  Deferred compensation--stock options.............  (28,977,701)  (31,908,275)
  Loans to stockholders............................   (3,149,990)   (3,149,990)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........  104,652,671    (4,062,867)
                                                    ------------  ------------
    Total liabilities and stockholders' equity
     (deficit)..................................... $125,738,602  $ 50,816,891
                                                    ============  ============

                                NET2PHONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended
                                                            October 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                      (unaudited)  (unaudited)
Revenue:
  Service revenue.................................... $12,379,956  $ 5,426,429
  Product revenue....................................     756,962      236,990
                                                      -----------  -----------
    Total revenue....................................  13,136,918    5,663,419
Costs and expenses:
  Direct cost of revenue:
    Service cost of revenue..........................   6,330,498    3,214,247
    Product cost of revenue..........................     503,613      139,000
                                                      -----------  -----------
      Total direct cost of revenue...................   6,834,111    3,353,247
                                                      -----------  -----------
Gross profit.........................................   6,302,807    2,310,172
Operating expenses:
  Selling and marketing..............................   6,266,476    1,299,903
  General and administrative.........................   5,707,539    1,900,234
  Depreciation and amortization......................     850,031      338,469
  Compensation charge from the issuance of Stock
   Options...........................................   2,930,574          --
                                                      -----------  -----------
      Total costs and expenses.......................  22,588,731    6,891,853
Loss from operations.................................  (9,451,813)  (1,228,434)
                                                      -----------  -----------
Interest income, net.................................   1,086,543          --
                                                      -----------  -----------
Net loss............................................. $(8,365,270) $(1,228,434)
                                                      ===========  ===========
Basic and diluted net loss per common share.......... $      (.17) $      (.04)
                                                      ===========  ===========
Weighted average number of common shares used in the
 calculation of basic and diluted net loss per common
 share.........                                        47,846,755   30,960,000
                                                      ===========  ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             Common Stock        Class A Stock
                          ------------------- --------------------
                                                                     Additional
                                                                      Paid-In    Accumulated     Deferred      Loans to
                            Shares    Amount    Shares     Amount     Capital      Deficit     Compensation  Stockholders
                          ---------- -------- ----------  --------  ------------ ------------  ------------  ------------
                                                                         (Unaudited)
Balance at July 31,
 1999...........           4,819,777 $ 48,198 27,622,089  $276,220  $ 61,126,266 $(30,455,286) $(31,908,275) $(3,149,990)
Issuance of
 Common Stock...           6,210,000   62,100                         85,159,384
Conversion of
 Class A Stock
 to Common
 Stock..........             517,839    5,179   (517,839)   (5,179)
Exercise of
 Stock Options..             125,000    1,250                            998,500
Conversion of
 Preferred Stock
 to Class A
 Stock..........                               9,420,000    94,200    27,834,800
Net Loss for
 Three Months
 Ended October
 31, 1999.......                                                                   (8,365,270)
Amortization of Deferred
 Compensation...                                                                                  2,930,574
                          ---------- -------- ----------  --------  ------------ ------------  ------------  -----------
Balance at
 October 31,
 1999...........          11,672,616 $116,727 36,524,250  $365,241  $175,118,950 $(38,820,556) $(28,977,701) $(3,149,990)
                          ========== ======== ==========  ========  ============ ============  ============  ===========
                              Total
                          Stockholders'
                              Equity
                            (Deficit)
                          --------------
Balance at July 31,
 1999...........          $(4, 062,867)
Issuance of
 Common Stock...            85,221,484
Conversion of
 Class A Stock
 to Common
 Stock..........                   --
Exercise of
 Stock Options..               999,750
Conversion of
 Preferred Stock
 to Class A
 Stock..........            27,929,000
Net Loss for
 Three Months
 Ended October
 31, 1999.......            (8,365,270)
Amortization of Deferred
 Compensation...             2,930,574
                          --------------
Balance at
 October 31,
 1999...........          $104,652,671
                          ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months ended
                                                           October 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                    (unaudited)    (unaudited)
Operating activities:
Net loss..........................................  $ (8,365,270) $ (1,228,434)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................       850,031       338,469
  Amortization of deferred compensation...........     2,930,574           --
  Changes in assets and liabilities:
    Accounts receivable...........................      (530,840)      160,694
    Prepaid contract deposits.....................    (3,123,013)          --
    Other current assets..........................    (2,452,184)          --
    Other assets..................................           --         (7,317)
    Accounts payable..............................     2,422,382           --
    Accrued expenses..............................      (755,379)          --
    Deferred revenue..............................      (554,889)      135,398
                                                    ------------  ------------
Net cash used in operating activities.............    (9,578,598)     (601,189)
Investing activities:
  Purchases of property and equipment.............    (5,286,781)   (1,038,188)
                                                    ------------  ------------
Net cash used in investing activities.............    (5,286,781)   (1,038,188)
Financing activities:
  Proceeds from issuance of initial public
   offering, net..................................    85,221,484           --
  Proceeds from exercise of stock options.........       999,750           --
  Net advances from IDT Corporation...............    (6,976,941)    1,639,377
                                                    ------------  ------------
Net cash provided by financing activities.........    79,244,293     1,639,377
                                                    ------------  ------------
Net increase in cash and cash equivalents.........    64,378,914           --
Cash and cash equivalents at beginning of
 period...........................................    20,379,048        10,074
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $ 84,757,962  $     10,074
                                                    ============  ============
Supplemental disclosure of cash flow information:
  Cash payments made for interest.................  $        --   $        --
                                                    ============  ============
  Cash payments made for income taxes.............  $        --   $        --
                                                    ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and Subsidiary (collectively, "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 1999.

2. Accounting Policies

   In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

   The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

3. Subsequent Event-Secondary Offering

   On November 30, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (File No. 333-90317), to which the Company completed a public offering of 7,245,000 shares of common stock at a price of $55.00 per share. 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. Net proceeds to Net2Phone, after deducting underwriting discounts and commissions and offering expenses were approximately $177.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of Net2Phone should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Net2Phone as of the date thereof, and Net2Phone assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

   Revenue. Revenue increased 132% from approximately $5.7 million for the three months ended October 31, 1998 to approximately $13.1 million for the three months ended October 31, 1999. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

   Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. Direct cost of revenue increased by 103.8%, from approximately $3.4 million for the three months ended October 31, 1998 to approximately $6.8 million for the three ended October 31, 1999. As a percentage of total revenue, these costs decreased from approximately 59.2% for the three months ended October 31, 1998 to approximately 52% for the three months ended October 31, 1999. This decrease is primarily attributable to improved efficiencies in terminating traffic and utilization of network assets.

   Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. Selling and marketing expenses increased approximately 382% from approximately $1.3 million for the three months ended October 31, 1998 to approximately $6.3 million for the three months ended October 31, 1999. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Netscape, Infospace.com, Yahoo!, Excite, Snap and other strategic partners.

   General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 200% from approximately $1.9 million for the three months ended October 31, 1998 to approximately $5.7 million for the three months ended October 31, 1999. As a percentage of total revenue these costs increased from approximately 33.6% for the three months ended October 31, 1998 to approximately 43.5% for the three months ended October 31, 1999. This increase was primarily attributable to the additional organizational infrastructure and an increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

   Depreciation and Amortization. Depreciation and amortization increased approximately 151% from approximately $338,000 for the three months ended October 31, 1998 to approximately $850,000 for the three months ended October 31, 1999. As a percentage of total revenues, these costs increased from approximately 6% for the three months ended October 31, 1998 to approximately 6.5% for the three months ended October 31, 1999. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

   Compensation Charge from the Issuance of Stock Options. We recognized $2.9 million of non-cash compensation expense in the three months ended October 31, 1999 as a result of stock options granted in May 1999 and July 1999. As a percentage of total revenue, the compensation charge from the issuance of stock options was 22.3%. No compensation charge from the issuance of stock options was recognized in the three months ended October 31, 1998.

   Loss from Operations. Loss from operations was approximately $1.2 million for the three months ended October 31, 1998 as compared to loss from operations of approximately $9.5 million for the three months ended October 31, 1999. Excluding the non-cash compensation charge described above, our loss from operations for the three months ended October 31, 1999 would have been $6.5 million.

   Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three months ended October 31, 1999 was $1.1 million representing approximately 8.3% of total revenues. No interest income was recognized for the three months ended October 31, 1998.

Liquidity and Capital Resources

   As of October 31, 1999, the Company had cash and cash equivalents of approximately $84.8 million and working capital of approximately $82.3 million. The Company generated negative cash flow from operating activities of approximately $9.5 million during the three months ended October 31, 1999, compared with negative cash flow from operating activities of $0.6 million during the three months ended October 31, 1998. Accounts receivable were approximately $1.1 million and $ 0.5 million at October 31, 1999 and 1998, respectively. Accounts receivable and accounts payable have increased from period to period as the Company's business has grown.

   The Company's capital expenditures increased from approximately $1.0 million in the three months ended October 31, 1998 to approximately $5.3 million in the three months ended October 31, 1999, as the Company expanded its domestic and international network infrastucture.

   On November 30, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (File No. 333-90317), pursuant to which the Company completed a public offering of 7,245,000 shares of common stock at a price of $55.00 per share. 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. Net proceeds to Net2Phone, after deducting underwriting discounts and commissions and offering expenses, were approximately $177.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Net2Phone is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   On July 29, 1999, the Securities and Exchange Commission declared effective Net2Phone's registration statement on Form S-1 (File No. 333-78713) for an initial public offering of 6,210,000 shares of common stock at an offering price of $15.00 per share (the "IPO"). The IPO was managed by Hambrecht & Quist LLC, Deutsche Bank Securities and Bear, Stearns & Co. Inc.

   The Company received net proceeds of approximately $85.3 million from the sale of its shares of common stock pursuant to the IPO. $7.0 million of the net proceeds was used to repay a portion of the $14.0 million note outstanding to IDT Corporation. $3.5 million was used to pay ICQ, a subsidiary of America Online, in connection with our distribution and marketing agreement. The balance has been invested in short-term, interest-bearing securities. Net2Phone expects to use the balance of the net proceeds of the IPO for developing and maintaining strategic relationships, advertising and promotion, research and development, upgrading our network and general corporate purposes, including working capital. Other than the repayment of a portion of the IDT Corporation note, none of the net proceeds of the IPO were paid by the Company to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or to any affiliates of the Company.

   On November 30, 1999, the Securities and Exchange Commission declared effective Net2Phone's registration statement on Form S-1 (File No. 333-90317), pursuant to which Net2Phone completed a public offering of 7,245,000 shares of common stock at an offering price of $ 55.00 per share (the "Secondary Offering"). 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. The Secondary Offering was managed by Hambrecht & Quist LLC, Donaldson Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities, BancBoston Robertson Stephens Inc. and Bear, Stearns & Co. Inc. Proceeds to Net2Phone were approximately $177.7 million after deducting underwriting commissions and discounts of approximately $8.6 million and expenses of approximately $750,000. Net2Phone expects to use the net proceeds for developing and maintaining strategic relationships, advertising and promotion, upgrading and expanding its network, international expansion, research and development, potential acquisitions and general corporate purposes.

Item 3. Defaults Upon Senior Securities

   Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

 a.) Exhibits.

     Exhibit No.   Description
     -----------   -----------
        3.1*       Certificate of Incorporation, as amended.
        3.2*       Bylaws.
        3.3*       Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

     Exhibit No.   Description
     -----------   -----------
        3.4*       Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
        4.1*       Specimen Common Stock Certificate of the Registrant.
       10.1*       Employment Agreement, dated May 1, 1997, by and between Clifford M. Sobel and IDT
                    Corporation.
       10.2*       Amendment to Employment Agreement between IDT Corporation and Clifford M. Sobel, dated as of May 11, 1999, by and between Clifford M. Sobel, IDT Corporation and the
                    Registrant.
       10.3#*      Bundling and Distribution Services Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant.
       10.4*       General License Terms & Conditions, dated as of January 31, 1999, by and between
                    Netscape Communications Corporation and the Registrant.
       10.5*       Trademark License Agreement, dated as of January 31, 1999, by and between Netscape
                    Communications Corporation and the Registrant.
       10.6*       Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT
                    Corporation and the Registrant.
       10.7*       Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
       10.8*       IDT Services Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
       10.9*       Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT
                    Corporation and the Registrant.
       10.10*      Assignment Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
       10.11*      Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between
                    IDT Corporation and the Registrant.
       10.12*      Separation Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
       10.13*      Lease Agreement, dated as of March 1, 1999, by and between 171-173 Main Street
                    Corporation and the Registrant.
       10.14*      Lease Agreement, dated as of March 1, 1999, by and between 294-298 State Street
                    Corporation and the Registrant.
       10.15*      The Registrant's Amended and Restated 1999 Stock Option and Incentive Plan.
       10.16*      Series A Subscription Agreement, dated as of May 13, 1999, by and between the
                    Investors listed therein and the Registrant.
       10.17*      Series A Preferred Shareholder Registration Rights Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant.
       10.18*      Form of Warrant to Purchase Common Stock.
       10.19*      Promissory Note of Registrant to IDT Corporation, dated as of May 12, 1999.
       10.20*      Stockholders Agreement, dated as of May 13, 1999, by and among the Investors listed therein, IDT Corporation, Clifford M. Sobel, the trustee of the Scott Sobel Annual Gift
                    Trust and the Registrant.
       10.21*      Letter agreement, dated as of May 12, 1999, by and among IDT Corporation, Clifford M.
                    Sobel and the Registrant.

     Exhibit No.   Description
     -----------   -----------
       10.22*      Letter agreement, dated as of May 17, 1999, by and among IDT Corporation, Clifford M.
                    Sobel and the Registrant.
       10.23*      Co-Location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between IDT Corporation and the Registrant.
       10.24*      Form of Loan Agreement between the Registrant and each of its executive officers.
       10.25*      Form of Stock Option Agreement for Executive Officers.
       10.26#*     Letter agreement, dated as of June 25, 1999, by and between National Broadcasting
                    Company, Inc. and the Registrant.
       10.27*      Employment Agreement, dated July 2, 1999, by and between Jonathan Fram and the
                    Registrant.
       10.28#*     IP Telephony Services Distribution and Interactive Marketing Agreement, dated as of
                    July 15, 1999, by and between ICQ, Inc. and the Registrant.
       10.29#*     Stock Subscription Warrant, dated July 15, 1999, by and between America Online, Inc.
                    and the Registrant.
       10.30*      Amendment No. 1 to Employment Agreement, dated July 16, 1999, by and between
                    Jonathan Fram and the Registrant.
       10.31**     Amendment to Stock Subscription Warrants, dated November 19, 1999, by and between
                    America Online, Inc. and the Registrant.
       27.1        Financial Data Schedule.

--------
* Incorporated by reference from our registration statement on Form S-1(Registration No. 333-78713).
** Incorporated by reference from our registration statement on Form S-
   1(Registration No. 333-90317).
#  Confidential treatment granted as to parts of this document.

 b.) Reports on Form 8-K.

   Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NET2PHONE, INC.

                                                   /s/ Howard S. Balter
                                          By___________________________________
                                                     Howard S. Balter
                                                  Chief Executive Officer

                                                    /s/ Ilan M. Slasky
                                          By___________________________________
                                                      Ilan M. Slasky
                                                  Chief Financial Officer