Form 10-Q
period 2000-01-31
NET2PHONE INC
filed 2000-03-16
CIK 1086472

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________
                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000


                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-26763

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


                          ___________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No  ___
                                              ----


    As of March 13, 2000, the registrant had outstanding 17,988,556 shares of common stock, $.01 par value and 33,924,250 shares of Class A stock, $.01 par value

                                NET2PHONE, INC.

                               TABLE OF CONTENTS

                                                                                                                     Page No.
                                                                                                                     --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:.....................................................................................        3

     Condensed Consolidated Balance Sheets as of January 31, 2000 and July 31, 1999.................................        3

     Condensed Consolidated Statements of Operations for the six months and three months ended
       January 31, 2000 and 1999....................................................................................        4

     Condensed Consolidated Statement of Stockholders' Equity for the six months ended
       January 31, 2000.............................................................................................        5

     Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2000
       and 1999.....................................................................................................        6

     Notes to Condensed Consolidated Financial Statements...........................................................        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
  Operations........................................................................................................        8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................................       10

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................................................       10

Item 2.   Changes in Securities and Use of Proceeds.................................................................       10

Item 3.   Defaults Upon Senior Securities...........................................................................       10

Item 4.   Submission of Matters to a Vote of Security Holders.......................................................       10

Item 5.   Other Information.........................................................................................       11

Item 6.   Exhibits and Reports on Form 8-K..........................................................................       11

Signatures.........................................................................................................        12

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                NET2PHONE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          January 31,           July 31,
                                                                                          -----------           --------
                                                                                              2000                 1999
                                                                                              ----                 ----
                                                                                          (unaudited)            (note 1)
ASSETS:
Current assets:
  Cash and cash equivalents............................................................   $ 227,249,601        $  20,379,048
  Trade accounts receivable............................................................       4,125,634              531,536
  Prepaid contract deposits............................................................      18,766,591            6,162,084
  Other current assets.................................................................       6,671,527              999,918
                                                                                          -------------        -------------
     Total current assets..............................................................     256,813,353           28,072,586
  Property and equipment, net..........................................................      29,007,872           17,844,901
  Trademark, net.......................................................................       4,585,145            4,791,667
  Investments..........................................................................         870,000                   --
  Other assets.........................................................................      10,087,742              107,737
                                                                                          -------------        -------------
     Total assets......................................................................   $ 301,364,112        $  50,816,891
                                                                                          =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.....................................................................   $   1,965,319        $   2,151,778
  Accrued expenses.....................................................................       4,716,473            4,692,953
  Deferred revenue.....................................................................       5,266,361            2,370,632
  Due to IDT Corporation...............................................................       7,581,327           12,553,771
                                                                                          -------------        -------------
     Total current liabilities.........................................................      19,529,480           21,769,134
Due to IDT Corporation.................................................................       4,761,729            5,181,624
                                                                                          -------------        -------------
     Total liabilities.................................................................      24,291,209           26,950,758

Commitments and contingencies

Redeemable convertible preferred stock, Series A, $.01 par value; 3,150,000 shares
authorized; no and 3,140,000 shares issued and outstanding.............................               -           27,929,000

Stockholders' equity (deficit):
        Common stock, par value $.01; 200,000,000 shares authorized; 17,988,556 an.....         179,885               48,198
           4,819,777 shares issued and outstanding
  Class A stock, par value $.01, 37,042,089 shares authorized; 33,924,250 an...........         339,242              276,220
           27,622,089 shares issued and outstanding
  Additional paid-in capital...........................................................     355,616,340           61,126,266
  Accumulated deficit..................................................................     (51,962,980)         (30,455,286)
  Deferred compensation - stock options................................................     (24,566,843)         (31,908,275)
  Loans to stockholders................................................................      (2,532,741)          (3,149,990)
                                                                                          -------------        -------------
        Total stockholders' equity (deficit)...........................................     277,072,903           (4,062,867)
                                                                                          -------------        -------------
        Total liabilities and stockholders' equity (deficit)...........................   $ 301,364,112        $  50,816,891
                                                                                          =============        =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Six  months ended             Three months ended
                                                                               -----------------             ------------------
                                                                                  January 31,                   January 31,
                                                                                  -----------                   -----------
                                                                             2000           1999            2000          1999
                                                                             ----           ----            ----          ----
                                                                          (unaudited)    (unaudited)     (unaudited)    (unaudited)
Revenue:
     Service revenue................................................     $  26,926,116   $ 12,828,420   $  14,546,160   $ 7,396,991
     Product revenue................................................         1,682,613        337,465         925,651       100,475
                                                                         -------------   ------------   -------------   -----------
          Total revenues............................................        28,608,729     13,165,885      15,471,811     7,502,466
Costs and expenses:
     Direct cost of revenue:
        Service cost of revenue.....................................        14,017,346      7,127,448       7,686,848     3,913,201
        Product cost of revenue.....................................         1,208,820        196,303         705,208        57,303
                                                                         -------------   ------------   -------------   -----------
          Total direct cost of revenue..............................        15,226,166      7,323,751       8,392,056     3,970,504
                                                                         -------------   ------------   -------------   -----------
Gross profit........................................................        13,382,563      5,842,134       7,079,755     3,531,962
Operating expenses:
     Selling and marketing..........................................        15,495,696      2,991,713       9,229,220     1,691,810
     General and administrative.....................................        13,718,498      4,187,004       8,010,959     2,286,770
     Depreciation and amortization..................................         1,976,366        739,053       1,126,335       400,584
     Compensation charge from the issuance of stock options.........         7,341,432              -       4,410,858             -
                                                                         -------------   ------------   -------------   -----------
          Total costs and expenses..................................        53,758,158     15,241,521      31,169,428     8,349,668
Loss from operations................................................       (25,149,430)    (2,075,636)    (15,697,617)     (847,202)
                                                                         -------------   ------------   -------------   -----------
Interest income, net................................................         3,641,736              -       2,555,193             -
                                                                         -------------   ------------   -------------   -----------
Net loss............................................................      ($21,507,694)   ($2,075,636)   ($13,142,424)    ($847,202)
                                                                         =============   ============   =============   ===========
Basic and diluted net loss per common share.........................     ($       .44)   ($       .07)  ($        .17)  ($      .03)
                                                                         =============   ============   =============   ===========

Weighted average number of common shares used in the calculation of
basic and diluted net loss per common share                                 49,277,807     30,960,000      50,701,248    30,960,000
                                                                         =============   ============   =============   ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Net2Phone, Inc.
      Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                                                                   Additional
                                                              Common Stock                Class A Stock              Paid-In
                                                           Shares        Amount         Shares        Amount         Capital
                                                           ------        ------         ------        ------         -------
Balance at July 31, 1999                                  4,819,777     $  48,198     27,622,089     $ 276,220    $   61,126,266

Issuance of Common Stock in initial public offering       6,210,000        62,100                                     85,159,384
Conversion of Preferred Stock to Class A Stock                                         9,420,000        94,200        27,834,800
Conversion of Class A Stock to Common Stock               3,117,839        31,178     (3,117,839)      (31,178)
Exercise of stock options                                   440,940         4,409                                      3,675,152
Amortization of Deferred Compensation
Repayment of Loans to Stockholders
Secondary Equity Offering                                 3,400,000        34,000                                    177,820,738
Net Loss for Six Months Ended January 31, 2000

                                                        ----------- -------------------------------------------------------------
Balance at January 31, 2000                              17,988,556     $ 179,885     33,924,250     $ 339,242    $  355,616,340
                                                        =========== =============================================================

                                                                                                               Total
                                                         Accumulated         Deferred         Loans to       Stockholders'
                                                          Deficit          Compensation     Stockholders   Equity (Deficit)
                                                          -------          ------------     ------------   ----------------
Balance at July 31, 1999                                $ (30,455,286)     $ (31,908,275)    $ (3,149,990)    $ (4,062,867)

Issuance of Common Stock in initial public offering                                                             85,221,484
Conversion of Preferred Stock to Class A Stock                                                                  27,929,000
Conversion of Class A Stock to Common Stock                                                                              -
Exercise of stock options                                                                                        3,679,561
Amortization of Deferred Compensation                                          7,341,432                         7,341,432
Repayment of Loans to Stockholders                                                                617,249          617,249
Secondary Equity Offering                                                                                      177,854,738
Net Loss for Six Months Ended January 31, 2000            (21,507,694)                                         (21,507,694)
                                                                                                                         -
                                                       -------------------------------------------------------------------
Balance at January 31, 2000                             $ (51,962,980)     $ (24,566,843)    $ (2,532,741)    $277,072,903
                                                       ===================================================================

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                      January 31
                                                                                              2000                  1999
                                                                                              ----                  ----
                                                                                           (unaudited)          (unaudited)
Operating activities:
  Net loss...............................................................................    ($21,507,694)           ($2,075,636)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization..........................................................       1,976,366                739,053
  Amortization of deferred compensation..................................................       7,341,432                     --
    Changes in assets and liabilities:
  Accounts receivable....................................................................      (3,594,098)             1,280,924
  Prepaid contract deposits..............................................................     (12,604,507)                    --
  Other current assets...................................................................      (5,671,609)                (7,800)
  Other assets...........................................................................          19,995             (5,007,336)
  Accounts payable.......................................................................        (186,459)             5,000,000
  Accrued expenses.......................................................................          23,520                     --
  Deferred revenue.......................................................................       2,895,729                498,953
                                                                                            -------------           ------------
Net cash (used in) provided by operating activities......................................     (31,307,325)               428,158

Investing activities:
  Purchases of property and equipment....................................................     (12,932,815)            (2,476,003)
  Cash held in escrow....................................................................     (10,000,000)                    --
  Investments............................................................................        (870,000)                    --
                                                                                            -------------           ------------
Net cash used in investing activities....................................................     (23,802,815)            (2,476,003)

Financing activities:
  Proceeds from issuance of common stock in initial public offering, net.................      85,221,484                     --
  Proceeds from issuance of common stock in secondary offering, net......................     177,854,738                     --
  Proceeds from exercise of stock options................................................       3,679,561                     --
  Proceeds from repayment of loans to stockholders.......................................         617,249                     --
  Net (repayments to) advances from IDT Corporation......................................      (5,392,339)             2,047,845
                                                                                            -------------           ------------
Net cash provided by financing activities................................................     261,980,693              2,047,845
                                                                                            -------------           ------------
Net increase in cash and cash equivalents................................................     206,870,553                     --
Cash and cash equivalents at beginning of period.........................................      20,379,048                 10,074
                                                                                            -------------           ------------
Cash and cash equivalents at end of period...............................................   $ 227,249,601           $     10,074
                                                                                            =============           ============

Supplemental disclosure of cash flow information:
Cash payments made for interest..........................................................   $          --           $         --
                                                                                            =============           ============
Cash payments made for income taxes......................................................   $          --           $         --
                                                                                            =============           ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and Subsidiary (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 1999.

2.   Recently Issued Accounting Standards

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

3.   Earnings Per Share

     The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

4.   Secondary Offering

     On November 30, 1999, the Company completed a public offering of 7,245,000 shares of common stock at a price of $55.00 per share. 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. Net proceeds to Net2Phone, after deducting underwriting discounts and commissions and offering expenses were approximately $177.9 million.

5.   Investments

     In January 2000, the Company signed a definitive agreement to acquire 1,696,667 shares of WebDialogs Series D Convertible Preferred Stock at $5.893 per share. WebDialogs is, an e-commerce enabler, that focuses on collaborative browsing applications. The purchase is expected to be completed in the Company's fiscal third quarter. At January 31, 2000, cash of approximately $10,000,000 was held in escrow and classified in other assets as cash held for acquisition of WebDialogs. The Company expects to account for this investment using the equity method.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. This investment is being accounted for using the cost method.

6.   Related Party Transactions

     In February, 2000, $5,951,000 of the remaining principal of the promissory note from IDT was repaid using proceeds from the secondary offering.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of Net2Phone should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Net2Phone as of the date thereof, and Net2Phone assumes no obligation to update any forward-looking statement or risk factors.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

Results of Operations

     Revenue. Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 117% from approximately $13.2 million for the six months ended January 31, 1999 to approximately $28.6 million for the six months ended January 31, 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

     Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. Direct cost of revenue increased by 108%, from approximately $7.3 million for the six months ended January 31, 1999 to approximately $15.2 million for the six months ended January 31, 2000. As a percentage of total revenue, these costs decreased from approximately 55.6% for the six months ended January 31, 1999 to approximately 53.2% for the six months ended January 31, 2000. This decrease is primarily attributable to improved efficiencies in terminating traffic and utilization of network assets.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. Selling and marketing expenses increased approximately 418% from approximately $3.0 million for the six months ended January 31, 1999 to approximately $15.5 million for the six months ended January 31, 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Priceline.com, Infospace.com, Yahoo!, Excite, Snap and other strategic partners.

     General and Adminstrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 228% from approximately $4.2 million for the six months ended January 31, 1999 to approximately $13.7 million for the six months ended January 31, 2000. As a percentage of total revenue these costs increased from approximately 32% for the six months ended January 31, 1999 to approximately 48% for the six months ended January 31, 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

     Depreciation and Amortization. Depreciation and amortization increased approximately 167% from approximately $739,000 for the six months ended January 31, 1999 to approximately $2.0 million for the six months ended January 31, 2000. As a percentage of total revenues, these costs increased from approximately 5.6% for the six months ended January 31, 1999 to approximately 6.9% for the six months ended January 31, 2000. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

     Compensation Charge from the Issuance of Stock Options. We recognized $7.3 million of non-cash compensation expense in the six months ended January 31, 2000. As a percentage of total revenue, the compensation charge from the issuance of stock options was 25.7%. No compensation charge from the issuance of stock options was recognized in the six months ended January 31, 1999.

     Loss from Operations. Loss from operations was approximately $2.1 million for the six months ended January 31, 1999 as compared to loss from operations of approximately $25.1 million for the six months ended January 31, 2000. Excluding the non-cash compensation charge described above, our loss from operations for the six months ended January 31, 2000 would have been $17.8 million.

     Interest Income, net. Interest income, consists primarily of interest earned on cash and cash equivalents. Interest income for the six months ended January 31, 2000 was approximately $3.6 million. No interest income was recognized for the six months ended January 31, 1999. The interest income resulted from the investment of the proceeds of our offerings.


Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Results of Operations

     Revenue. Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 106% from approximately $7.5 million for the three months ended January 31, 1999 to approximately $15.5 million for the three months ended January 31, 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

     Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. Direct cost of revenue increased by 111%, from approximately $4.0 million for the three months ended January 31, 1999 to approximately $8.4 million for the three months ended January 31, 2000. As a percentage of total revenue, these costs increased from approximately 52.9% for the three months ended January 31, 1999 to approximately 54.2% for the three months ended January 31, 2000. This increase is primarily attributable to a reduction in per minute pricing for domestic traffic charged to our customers.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. Selling and marketing expenses increased approximately 446% from approximately $1.7 million for the three months ended January 31, 1999 to approximately $9.2 million for the three months ended January 31, 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Priceline.com, Infospace.com, Yahoo!, Excite, Snap and other strategic partners.

     General and Adminstrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 250% from approximately $2.3 million for the three months ended January 31, 1999 to approximately $8.0 million for the three months ended January 31, 2000. As a percentage of total revenue these costs increased from approximately 30.5% for the three months ended January 31, 1999 to approximately 51.8% for the three months ended January 31, 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

     Depreciation and Amortization. Depreciation and amortization increased approximately 181% from approximately $401,000 for the three months ended January 31, 1999 to approximately $1.1 million for the three months ended January 31, 2000. As a percentage of total revenues, these costs increased from approximately 5.3% for the three months ended January 31, 1999 to approximately 7.3% for the three months ended January 31, 2000. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

     Compensation Charge from the Issuance of Stock Options. We recognized $4.4 million of non-cash compensation expense in the three months ended January 31, 2000. As a percentage of total revenue, the compensation charge from the issuance of stock options was 28.5%. No compensation charge from the issuance of stock options was recognized in the three months ended January 31, 1999.

     Loss from Operations. Loss from operations was approximately $0.8 million for the three months ended January 31, 1999 as compared to loss from operations of approximately $15.7 million for the three months ended January 31, 2000. Excluding the non-cash compensation charge described above, our loss from operations for the three months ended January 31, 2000 would have been $11.3 million.

     Interest Income, net. Interest income, consists primarily of interest earned on cash and cash equivalents. Interest income for the three months ended January 31, 2000 was approximately $2.6 million. No interest income was recognized for the three months ended January 31, 1999. The interest income resulted from the investment of the proceeds of our offerings.


Liquidity and Capital Resources

     As of January 31, 2000, the Company had cash and cash equivalents of approximately $227.3 million and working capital of approximately $237.3 million. The Company generated negative cash flow from operating activities of approximately $31.3 million during the six months ended January 31, 2000, compared with positive cash flow from operating activities of $0.4 million during the six months ended January 31, 1999. The decrease in cash flow from operating activities was primarily caused by an increase in the net loss before depreciation and amortization and non-cash compensation expense and an increase in prepaid and other assets.

     The Company's capital expenditures increased from approximately $2.5 million in the six months ended January 31, 1999 to approximately $12.9 million in the six months ended January 31, 2000, as the Company expanded its domestic and international network infrastucture.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business.

Item 2.   Changes in Securities and Use of Proceeds

     On November 30, 1999, the Securities and Exchange Commission declared effective Net2Phone's registration statement on Form S-1 (File No. 333-90317), pursuant to which Net2Phone completed a public offering of 7,245,000 shares of common stock at an offering price of $ 55.00 per share (the "Secondary Offering"). 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. The Secondary Offering was managed by Hambrecht & Quist LLC, Donaldson Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities, BancBoston Robertson Stephens Inc. and Bear, Stearns & Co. Inc. Proceeds to Net2Phone were approximately $177.9 million after deducting underwriting commissions and discounts of approximately $8.6 million and expenses of $620,000. Net2Phone expects to use the net proceeds for developing and maintaining strategic relationships, advertising and promotion, upgrading and expanding its network, international expansion, research and development, potential acquisitions and general corporate purposes.

Item 3.   Defaults Upon Senior Securities

  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5.   Other Information

     Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits.

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

b) Reports on Form 8-K.

     No reports on Form 8K were filed during the quarter ended January 31, 2000.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NET2PHONE, INC.

                                       By:

                                             /s/ Howard S. Balter
                                           -----------------------------------
                                             Howard S. Balter
                                             Chief Executive Officer



                                       By:

                                             /s/ Ilan M. Slasky
                                           -----------------------------------
                                             Ilan M. Slasky
                                             Chief Financial Officer