Form 10-Q
period 2000-04-30
NET2PHONE INC
filed 2000-06-14
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000


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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 171 Main Street, Hackensack, New Jersey 07601
          (Address of Principal Executive Offices, including Zip Code)
       Registrant's Telephone Number, Including Area Code: (201) 530-4000


                          ___________________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                              ----     ---


  As of June 12, 2000, the registrant had outstanding 21,524,793 shares of common stock, $.01 par value and 33,924,250 shares of Class A stock, $.01 par value

                                NET2PHONE, INC.

                               TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:.....................................................................        3

  Condensed Consolidated Balance Sheets as of April 30, 2000 and July 31, 1999......................        3

  Condensed Consolidated Statements of Operations for the nine months and three months ended
    April 30, 2000 and 1999.........................................................................        4

  Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
    April 30, 2000..................................................................................        5

  Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2000
    and 1999........................................................................................        6

  Notes to Condensed Consolidated Financial Statements..............................................         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
  Operations........................................................................................         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................        12

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................       13

Item 2.   Changes in Securities and Use of Proceeds..................................................       13

Item 3.   Defaults Upon Senior Securities............................................................       13

Item 4.   Submission of Matters to a Vote of Security Holders........................................       13

Item 5.   Other Information..........................................................................       13

Item 6.   Exhibits and Reports on Form 8-K...........................................................       13

Signatures...........................................................................................       15

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                NET2PHONE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               April 30,            July 31,
                                                                                          ----------------   ------------------
                                                                                                 2000                 1999
                                                                                             ------------         ------------
                                                                                              (unaudited)           (note 1)
ASSETS:
Current assets:
  Cash and cash equivalents....................................................              $ 65,265,829         $ 20,379,048
  Marketable securities - current..............................................                59,097,223                   --
  Trade accounts receivable....................................................                 5,403,433              531,536
  Prepaid contract deposits....................................................                22,917,030            6,162,084
  Other current assets.........................................................                10,910,874              999,918
  Investment in Yahoo! Inc. Common stock.......................................               105,040,301                   --
                                                                                             ------------         ------------
     Total current assets......................................................               268,634,690           28,072,586
  Property and equipment, net..................................................                43,208,027           17,844,901
  Trademark, net...............................................................                 4,481,884            4,791,667
  Investments..................................................................                20,663,546                   --
  Marketable securities - long term............................................                52,960,381                   --
  Other assets.................................................................                 1,097,918              107,737
                                                                                             ------------         ------------
     Total assets..............................................................              $391,046,446         $ 50,816,891
                                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.............................................................              $  6,133,417         $  2,151,778
  Accrued expenses.............................................................                 4,187,674            4,692,953
  Deferred revenue.............................................................                 2,686,353            2,370,632
  Due to IDT Corporation.......................................................                 4,725,820           12,553,771
                                                                                             ------------         ------------
     Total current liabilities.................................................                17,733,264           21,769,134
Due to IDT Corporation.........................................................                        --            5,181,624
                                                                                             ------------         ------------
     Total liabilities.........................................................                17,733,264           26,950,758

Commitments and contingencies

Redeemable convertible preferred stock, Series A, $.01 par value; 3,150,000 shares
authorized; no and 3,140,000 shares issued and outstanding.....................                        --           27,929,000

Stockholders' equity (deficit):
  Common stock, par value $.01; 200,000,000 shares authorized 21,135,606 and                      211,356               48,198
     4,819,777 shares issued and outstanding...................................
  Class A stock, par value $.01, 37,042,089 shares authorized; 33,924,250 and                     339,242              276,220
     27,622,089 shares issued and outstanding..................................
  Additional paid-in capital...................................................               508,172,225           61,126,266
  Accumulated deficit..........................................................               (67,729,044)         (30,455,286)
  Accumulated other comprehensive loss.........................................               (44,959,699)                  --
  Deferred compensation - stock options........................................               (20,197,957)         (31,908,275)
  Loans to stockholders........................................................                (2,522,941)          (3,149,990)
                                                                                             ------------         ------------
     Total stockholders' equity (deficit)......................................               373,313,182           (4,062,867)
                                                                                             ------------         ------------
     Total liabilities and stockholders' equity (deficit)......................              $391,046,446         $ 50,816,891
                                                                                             ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Nine  months ended             Three months ended
                                                                          -----------------------------  --------------------------
                                                                                    April 30,                     April 30,
                                                                          -----------------------------  --------------------------

                                                                               2000           1999            2000          1999
                                                                          -------------   ------------   -------------   -----------
Revenue:
  Service revenue.......................................................  $  43,083,128   $ 21,757,721   $  16,157,012   $8,929,301
  Product revenue.......................................................      4,395,402        445,536       2,712,789      108,071
                                                                          -------------   ------------   -------------   ----------
    Total revenues......................................................     47,478,530     22,203,257      18,869,801    9,037,372
Costs and expenses:
    Direct cost of revenue:
      Service cost of revenue...........................................     26,848,960     11,787,689       9,831,614    4,463,938
      Product cost of revenue...........................................      2,320,318         60,400       1,111,498       60,400
                                                                          -------------   ------------   -------------   ----------
        Total direct cost of revenue....................................     26,169,278     11,848,089      10,943,112    4,524,338
                                                                          -------------   ------------   -------------   ----------
Gross profit............................................................     21,309,252     10,355,168       7,926,689    4,513,034
Operating expenses:
  Selling and marketing.................................................     26,628,894      4,746,316      11,133,197    1,754,603
  General and administrative............................................     23,497,976      7,298,106       9,779,478    3,111,102
  Depreciation and amortization.........................................      3,536,361      1,216,712       1,559,995      477,659
  Compensation charge from the issuance of stock options................     11,710,318              -       4,368,886            -
                                                                          -------------   ------------   -------------   ----------
    Total costs and expenses............................................     91,542,827     25,109,223      37,784,668    9,867,702
Loss from operations....................................................    (44,064,297)    (2,905,966)    (18,914,867)    (830,330)
                                                                          -------------   ------------   -------------   ----------
Interest income, net....................................................      6,970,539              -       3,148,803            -
                                                                          -------------   ------------   -------------   ----------
Net loss................................................................   ($37,273,758)   ($2,905,966)   ($15,766,064)   ($830,330)
                                                                          =============   ============   =============   ==========
Basic and diluted net loss per common shares............................    ($      .74)   ($      .09)   ($       .30)   ($    .03)
                                                                          =============   ============   =============   ==========

Weighted average number of common shares used in the calculation of
basic and diluted net loss per common share                                  50,488,359     30,960,000      53,208,004  30,960,000
                                                                          =============    ===========   =============  ==========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Net2Phone, Inc.
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                     Additional
                                             Common Stock        Class A Stock        Paid-In     Accumulated
                                          Shares      Amount    Shares     Amount     Capital       Deficit
                                         ---------  --------  ----------  --------  ------------  ------------
Balance at July 31, 1999..............   4,819,777  $ 48,198  27,622,089  $276,220  $ 61,126,266  $(30,455,286)

Issuance of Common Stock
  in initial public offering..........   6,210,000    62,100                          83,744,373
Conversion of Preferred Stock
  to Class A Stock....................                         9,420,000    94,200    27,834,800
Conversion of Class A Stock
  to Common Stock.....................   3,117,839    31,178  (3,117,839)  (31,178)
Exercise of stock options.............     810,212     8,102                           8,146,200
Amortization of
  Deferred Compensation...............
Repayment of Loans
  to Stockholders.....................
Secondary Equity Offering.............   3,400,000    34,000                         177,348,364
Issuance of Common Stock
  to Yahoo! Inc.......................   2,777,778    27,778                         149,972,222
Comprehensive income:
Net Loss for Nine Months
  Ended April 30, 2000................                                                             (37,273,758)
Unrealized investment loss............
                                        ========================================================================
Balance at April 30, 2000.............  21,135,606  $211,356  33,924,250  $339,242  $508,172,225  $(67,729,044)
                                        ========================================================================
                                           Accumulated
                                             Other                                                   Total
                                          Comprehensive          Deferred          Loans to       Stockholders'
                                              Loss             Compensation      Stockholders    Equity (Deficit)
                                          -------------        ------------      ------------    ---------------
Balance at July 31, 1999..............                         $ (31,908,275)    $ (3,149,990)      $ (4,062,867)

Issuance of Common Stock
  in initial public offering..........                                                                83,806,473
Conversion of Preferred Stock
  to Class A Stock....................                                                                27,929,000
Conversion of Class A Stock
  to Common Stock.....................                                                                         -
Exercise of stock options.............                                                                 8,154,302
Amortization of
  Deferred Compensation...............                            11,710,318                          11,710,318
Repayment of Loans
  to Stockholders.....................                                                627,049            627,049
Secondary Equity Offering.............                                                               177,382,364
Issuance of Common Stock
  to Yahoo! Inc.......................                                                               150,000,000
Comprehensive income:
Net Loss for Nine Months
  Ended April 30, 2000................                                                               (37,273,758)
Unrealized investment loss............        (44,959,699)                                           (44,959,699)
                                        ========================================================================
Balance at April 30, 2000.............      $ (44,959,699)     $ (20,197,957)    $ (2,522,941)     $ 373,313,182
                                        ========================================================================

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                       Nine Months Ended
                                                                                                           April 30,

                                                                                                   2000                   1999
                                                                                              -------------           -----------

Operating activities:
  Net loss.........................................................................           ($37,273,758)           ($2,905,966)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................................              3,536,361              1,216,712
  Amortization of deferred compensation............................................             11,710,318                     --
      Changes in assets and liabilities:
  Accounts receivable..............................................................             (4,871,897)             1,135,898
  Prepaid contract deposits........................................................            (16,754,946)            (4,000,000)
  Other current assets.............................................................             (9,910,955)               (31,051)
  Other assets.....................................................................               (990,182)               (10,614)
  Accounts payable.................................................................              3,981,639                (97,501)
  Accrued expenses.................................................................               (505,279)                    --
  Deferred revenue.................................................................                315,721                685,661
                                                                                             -------------           ------------
Net cash used in operating activities..............................................            (50,762,978)            (4,006,861)

Investing activities:
  Purchases of property and equipment..............................................            (28,589,706)            (4,035,869)
  Purchases of marketable securities - net.........................................           (112,057,602)                    --
  Purchase of trademark............................................................                     --             (5,000,000)
  Investments......................................................................            (20,663,546)                    --
                                                                                             -------------           ------------
Net cash used in investing activities..............................................           (161,310,854)            (9,035,869)

Financing activities:
  Proceeds from issuance of common stock in initial public offering, net...........             83,806,473                     --
  Proceeds from issuance of common stock in secondary offering, net................            177,382,364                     --
  Proceeds from exercise of stock options..........................................              8,154,302                     --
  Proceeds from repayment of loans to stockholders.................................                627,049                     --
  Net (repayments to) advances from IDT Corporation................................            (13,009,575)            10,185,012
  Capital contributions from IDT Corporation.......................................                     --              4,629,838
                                                                                             -------------           ------------
Net cash provided by financing activities..........................................            256,960,613             14,814,850
                                                                                             -------------           ------------
Net increase in cash and cash equivalents..........................................             44,886,781              1,772,120
Cash and cash equivalents at beginning of period...................................             20,379,048                 10,074
                                                                                             -------------           ------------
Cash and cash equivalents at end of period.........................................          $  65,265,829           $  1,782,194
                                                                                             =============           ============

Supplemental disclosure of cash flow information:
Cash payments made for interest....................................................          $     558,355           $         --
                                                                                             =============           ============
Cash payments made for income taxes................................................          $          --           $         --
                                                                                             =============           ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 1999.

     Marketable Securities

     Marketable securities consist of debt securities, which are considered to be held to maturity, and are carried at amortized cost which approximates fair value .

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

5.   Investments

     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. As of April 30, 2000 the market value of the Yahoo! shares was $105,040,000. The Company accounts for its investment in Yahoo! in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The unrealized depreciation of approximately $45 million has been recorded as other comprehensive loss in the accompanying statement of stockholders' equity.

     In February 2000, the Company acquired 1,696,667 shares of WebDialogs Series D Convertible Preferred Stock at $5.893 per share. WebDialogs is an e-commerce enabler that focuses on collaborative browsing applications. The Company is accounting for this investment using the cost method.

     In March 2000, the Company acquired 181,818 shares of eCal Corporation Series G Preferred stock at $11.00 per share. eCal is a supplier of internet calendar communications. This investment is being accounted for using the cost method.

    In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. These investments are being accounted for using the cost method

    In April 2000, the Company acquired 38,352 shares of Webley Systems, Inc. Series B Preferred stock at $195.56 per share. Webley is a unified communications and messaging provider. This investment is being accounted for using the cost method.

6.  Warrant Issued to America Online

    In connection with the Company's distribution and marketing agreement with ICQ, the Company issued a warrant to America Online to purchase up to 3% of the Company's outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of the Company's fully-diluted shares on the initial exercise date.

    The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable ("measurement date"), the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three thresholds of revenues are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on April 30, 2000, the Company would have expensed $77 million.

    In November 1999, the warrant was amended to include the right to purchase an additional .5% of the Company's outstanding capital stock on a fully diluted basis at a per share exercise price of $60.46 per share upon the achievement of $100 million of revenue.

7.  Related Party Transactions

    In February 2000, the remaining principal of the promissory note to IDT of $5,951,000 was repaid.

8.  AT&T Agreement

    On March 31, 2000, we entered into an agreement with AT&T Corp. and IDT Corporation. Pursuant to the terms of the agreement, we agreed, subject to stockholder approval and the satisfaction of other conditions, to issue to Newco, a newly formed corporation controlled by AT&T, 4,000,000 newly-authorized shares of our Class A Common Stock for an aggregate purchase price of $300,000,000. In addition, the agreement between AT&T and IDT provides that Newco, upon our stockholders' approval and satisfaction of the other conditions in the agreement, purchase from IDT 14.9 million of the approximately 24.9 million shares of our Class A Common Stock it owns for an aggregate purchase price of approximately $1.1 billion. Upon consummation of these transactions:

 .    Newco will own approximately 32% of our outstanding capital stock, but it will control 39% of the aggregate voting power of our capital stock because it will hold Class A Common Stock with two votes per share. Newco also has a right of first refusal to purchase IDT's remaining shares of our Class A Common Stock. If IDT sells all its remaining shares and Newco exercises its right to purchase such shares, Newco will have approximately a 49% economic interest and approximately a 59% voting interest in Net2Phone. This right of first refusal expires on August 1, 2003.

 .    IDT's ownership of our outstanding capital stock will be reduced from approximately 45% to 17%, and its voting power will be reduced from approximately 56% to 21%. IDT's voting power can be further reduced by the conversion of its remaining shares of our Class A Common Stock (2 votes per share) to our common stock (1 vote per share) upon Newco's cash payment to IDT of an amount equal to 10% of the average daily closing price per share of our common stock for the 20-day trading period ending on the day prior to the date Newco notifies IDT that it wishes to exercise its right of conversion. This right of conversion expires on August 1, 2003.

 .    Newco and IDT will enter into a voting agreement with respect to the election of mutually acceptable nominees to the Board. So long as they agree on nominees, Newco and IDT will collectively control approximately 60% of our voting power and will therefore likely control the election of all our directors; however, if they are unable to agree on acceptable nominees, the votes of our other stockholders will determine the election of our directors. This agreement terminates by its terms no later than August 1, 2003.

 .    Initially, Newco also will have the right to designate three individuals to be appointed as directors on our Board, one of whom shall be elected to fill the vacancy created by the resignation of a director designated by IDT. Newco and IDT has each agreed to use its best efforts, so long as it beneficially owns between 15% and 85% of our voting power, to assure that our Board consists of at least 5 directors who are not employees of or affiliated with Net2Phone, IDT, AT&T or Newco or any of their affiliates. These "independent" directors will take action on behalf of our Board on matters involving or relating to our relationship with Newco, IDT, AT&T and other interested parties.

We have agreed, subject to and in connection with the transactions, to:

 .    grant to AT&T and IDT, on terms, conditions and pricing to be negotiated that are no less favorable than those granted to other licensees of Net2Phone, a license for our present and future technology; and

 .    enter into a registration rights agreement, which grants Newco certain demand and piggyback registration rights with respect to the shares of our capital stock acquired by it from IDT and from us.

     Further, pursuant to the letter agreement, AT&T has agreed to support good faith negotiations to work together with us to enter into certain commercial arrangements.

     A portion of the options outstanding under our stock option plan held by our officers and employees contain change of control provisions that will give rise to accelerated vesting as a result of the transactions with AT&T and IDT. The accelerated vesting of stock options upon consummation of the transactions will result in a one-time non-cash charge against earnings in the first quarter of fiscal 2001 (assuming the transactions are consummated in the first quarter) of approximately $12 million. In addition, we previously granted to IDT employees options to purchase our common stock pursuant to our stock option plan. The transactions with AT&T and IDT could cause the options held by IDT employees to terminate. Therefore, our Board has agreed to take all necessary action to ensure that the rights of the employees of IDT under the plan are not terminated or affected in any way as a result of the transactions. The extension of the stock options will result in a one time non-cash charge against earnings, prior to the closing of the transactions, which is currently estimated to be approximately $28 million, and additional significant charges over the remaining vesting period of such options.


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

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

Results of Operations

    Revenue.   Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 114% from approximately $22.2 million for the nine months ended April 30, 1999 to approximately $47.5 million for the nine months ended April 30, 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services and the introduction of our product line of internet telephony devices.

   Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 121%, from approximately $11.8 million for the nine months ended April 30, 1999 to approximately $26.2 million for the nine months ended April 30, 2000. As a percentage of total revenue, these costs increased from approximately 53.4% for the nine months ended April 30, 1999 to approximately 55.1% for the nine months ended April 30, 2000. This increase is primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships.

   Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 461% from approximately $4.7 million for the nine months ended April 30, 1999 to approximately $26.6 million for the nine months ended April 30, 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Priceline.com, Compuserve, Infospace.com, Yahoo!, Excite, Snap and other strategic partners.

   General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 222% from approximately $7.3 million for the nine months ended April 30, 1999 to approximately $23.5 million for the nine months ended April 30, 2000. As a percentage of total revenue these costs increased from approximately 33% for the nine months ended April 30, 1999 to approximately 49% for the nine months ended April 30, 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

   Depreciation and Amortization. Depreciation and amortization increased approximately 191% from approximately $1.2 million for the nine months ended April 30, 1999 to approximately $3.5 million for the nine months ended April 30, 2000. As a percentage of total revenues, these costs increased from approximately 5.5% for the nine months ended April 30, 1999 to approximately 7.4% for the nine months ended April 30, 2000. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

   Compensation Charge from the Issuance of Stock Options. We recognized $11.7 million of non-cash compensation expense in the nine months ended April 30, 2000. As a percentage of total revenue, the compensation charge from the issuance of stock options was 24.7%. No compensation charge from the issuance of stock options was recognized in the nine months ended April 30, 1999.

   Loss from Operations. Loss from operations was approximately $2.9 million for the nine months ended April 30, 1999 as compared to loss from operations of approximately $44.1 million for the nine months ended April 30, 2000. Excluding the non-cash compensation charge described above, our loss from operations for the nine months ended April 30, 2000 would have been $32.4 million.

   Interest Income, net.   Interest income, consists primarily of interest
earned on cash and cash equivalents. Interest income for the nine months ended April 30, 2000 was approximately $7.0 million. No interest income was recognized for the nine months ended April 30, 1999. The interest income resulted from the investment of the proceeds of our offerings.


Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

Results of Operations

   Revenue.   Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 109% from approximately $9.0 million for the three months ended April 30, 1999 to approximately $18.9 million for the three months ended April 30, 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services and the introduction of our product line of internet telephony devices.

  Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 142%, from approximately $4.5 million for the three months ended April 30, 1999 to approximately $10.9 million for the three months ended April 30, 2000. As a percentage of total revenue, these costs increased from approximately 50.1% for the three months ended April 30, 1999 to approximately 58% for the three months ended April 30, 2000. This increase is primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships.

  Selling and Marketing.   Selling and marketing expenses consist primarily of
expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 535% from approximately $1.8 million for the three months ended April 30, 1999 to approximately $11.1 million for the three months ended April 30, 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Priceline.com, Compuserve, Infospace.com, Yahoo!, Excite, Snap and other strategic partners.

  General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 214% from approximately $3.1 million for the three months ended April 30, 1999 to approximately $9.8 million for the three months ended April 30, 2000. As a percentage of total revenue these costs increased from approximately 34.4% for the three months ended April 30, 1999 to approximately 51.8% for the three months ended April 30, 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

  Depreciation and Amortization. Depreciation and amortization increased approximately 226% from approximately $478,000 for the three months ended April 30, 1999 to approximately $1.6 million for the three months ended April 30, 2000. As a percentage of total revenues, these costs increased from approximately 5.3% for the three months ended April 30, 1999 to approximately 8.3% for the three months ended April 30, 2000. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

  Compensation Charge from the Issuance of Stock Options. We recognized $4.4 million of non-cash compensation expense in the three months ended April 30, 2000. As a percentage of total revenue, the compensation charge from the issuance of stock options was 23.2%. No compensation charge from the issuance of stock options was recognized in the three months ended April 30, 1999.

  Loss from Operations. Loss from operations was approximately $0.8 million for the three months ended April 30, 1999 as compared to loss from operations of approximately $18.9 million for the three months ended April 30, 2000. Excluding the non-cash compensation charge described above, our loss from operations for the three months ended April 30, 2000 would have been $14.5 million.

  Interest Income, net.   Interest income, consists primarily of interest earned
on cash and cash equivalents. Interest income for the three months ended April 30, 2000 was approximately $3.1 million. No interest income was recognized for the three months ended April 30, 1999. The interest income resulted from the investment of the proceeds of our offerings.


Liquidity and Capital Resources

     In the nine months ended April 30, 2000, the Company has invested over $20,000,000 in six companies, primarily to enhance strategic relationships and to provide access to emerging technologies in order to strengthen the Company's products and services. As of April 30, 2000, the Company had cash, cash equivalents and marketable securities of approximately $177.3 million and working capital of approximately $251 million. The Company generated negative cash flow from operating activities of approximately $50.8 million during the nine months ended April 30, 2000, compared with negative cash flow from operating activities of $4.0 million during the nine months ended April 30, 1999. The decrease in cash flow from operating activities was primarily caused by an increase in the net loss before depreciation and amortization and non-cash compensation expense and an increase in prepaid and other assets.

  The Company's capital expenditures increased from approximately $4.0 million in the nine months ended April 30, 1999 to approximately $28.6 million in the nine months ended April 30, 2000, as the Company expanded its domestic and international network infrastucture.

  The Company believes that, based upon its present business plan, the Company's existing cash resources will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months.

  On March 31, 2000, we entered into an agreement with AT&T Corp. and IDT Corporation. Pursuant to the terms of the agreement, we agreed, subject to stockholder approval and the satisfaction of other conditions, to issue to Newco, a newly formed corporation controlled by AT&T, 4,000,000 newly-authorized shares of our Class A Common Stock for an aggregate purchase price of $300,000,000. In addition, the agreement between AT&T and IDT provides that Newco, upon our stockholders' approval and satisfaction of the other conditions in the agreement, purchase from IDT 14.9 million of the approximately 24.9 million shares of our Class A Common Stock it owns for an aggregate purchase price of approximately $1.1 billion. Upon consummation of these transactions:

 .    Newco will own approximately 32% of our outstanding capital stock, but it will control 39% of the aggregate voting power of our capital stock because it will hold Class A Common Stock with two votes per share. Newco also has a right of first refusal to purchase IDT's remaining shares of our Class A Common Stock. If IDT sells all its remaining shares and Newco exercises its right to purchase such shares, Newco will have approximately a 49% economic interest and approximately a 59% voting interest in Net2Phone. This right of first refusal expires on August 1, 2003.

 .    IDT's ownership of our outstanding capital stock will be reduced from approximately 45% to 17%, and its voting power will be reduced from approximately 56% to 21%. IDT's voting power can be further reduced by the conversion of its remaining shares of our Class A Common Stock (2 votes per share) to our common stock (1 vote per share) upon Newco's cash payment to IDT of an amount equal to 10% of the average daily closing price per share of our common stock for the 20-day trading period ending on the day prior to the date Newco notifies IDT that it wishes to exercise its right of conversion. This right of conversion expires on August 1, 2003.

 .    Newco and IDT will enter into a voting agreement with respect to the election of mutually acceptable nominees to the Board. So long as they agree on nominees, Newco and IDT will collectively control approximately 60% of our voting power and will therefore likely control the election of all our directors; however, if they are unable to agree on acceptable nominees, the votes of our other stockholders will determine the election of our directors. This agreement terminates by its terms no later than August 1, 2003.

 .    Initially, Newco also will have the right to designate three individuals to be appointed as directors on our Board, one of whom shall be elected to fill the vacancy created by the resignation of a director designated by IDT. Newco and IDT has each agreed to use its best efforts, so long as it beneficially owns between 15% and 85% of our voting power, to assure that our Board consists of at least 5 directors who are not employees of or affiliated with Net2Phone, IDT, AT&T or Newco or any of their affiliates. These "independent" directors will take action on behalf of our Board on matters involving or relating to our relationship with Newco, IDT, AT&T and other interested parties.

We have agreed, subject to and in connection with the transactions, to:

 .    grant to AT&T and IDT, on terms, conditions and pricing to be negotiated that are no less favorable than those granted to other licensees of Net2Phone, a license for our present and future technology; and

 .    enter into a registration rights agreement, which grants Newco certain demand and piggyback registration rights with respect to the shares of our capital stock acquired by it from IDT and from us.

   Further, pursuant to the letter agreement, AT&T has agreed to support good faith negotiations to work together with us to enter into certain commercial arrangements.

   A portion of the options outstanding under our stock option plan held by our officers and employees contain change of control provisions that will give rise to accelerated vesting as a result of the transactions with AT&T and IDT. The accelerated vesting of stock options upon consummation of the transactions will result in a one-time non-cash charge against earnings in the first quarter of fiscal 2001 (assuming the transactions are consummated in the first quarter) of approximately $12 million. In addition, we previously granted to IDT employees options to purchase our common stock pursuant to our stock option plan. The transactions with AT&T and IDT could cause the options held by IDT employees to terminate. Therefore, our Board has agreed to take all necessary action to ensure that the rights of the employees of IDT under the plan are not terminated or affected in any way as a result of the transactions. The extension of the stock options will result in a one time non-cash charge against earnings, prior to the closing of the transactions, which is currently estimated to be approximately $28 million, and additional significant charges over the remaining vesting period of such options.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone has filed an answer and a scheduling conference is planned for June 26, 2000. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business operations.

Item 2.   Changes in Securities and Use of Proceeds

     On November 30, 1999, the Securities and Exchange Commission declared effective Net2Phone's registration statement on Form S-1 (File No. 333-90317), pursuant to which Net2Phone completed a public offering of 7,245,000 shares of common stock at an offering price of $ 55.00 per share (the "Secondary Offering"). 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. The Secondary Offering was managed by Hambrecht & Quist LLC, Donaldson Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities, BancBoston Robertson Stephens Inc. and Bear, Stearns & Co. Inc. Proceeds to Net2Phone were approximately $177.9 million after deducting underwriting commissions and discounts of approximately $8.6 million and expenses of $620,000. Net2Phone expects to use the net proceeds for developing and maintaining strategic relationships, advertising and promotion, upgrading and expanding its network, international expansion, research and development, potential acquisitions and general corporate purposes. Over the past five months the Company has entered into and expanded upon its strategic distribution relationships and invested considerably to build its consumer brand. In addition, the Company has expanded its network to reach more points of presence, both domestically and internationally and is in the process of upgrading its fiber capacity.

Item 3.   Defaults Upon Senior Securities

  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5.   Other Information

  Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

a)  Exhibits.

Exhibit No.   Description
-----------   -----------

   3.1*       Certificate of Incorporation, as amended.
   3.2*       Bylaws.
   3.3*       Certificate of Amendment to the Restated Certificate of
               Incorporation of the Registrant.
   3.4*       Certificate of Amendment to the Restated Certificate of
               Incorporation of the Registrant.
   4.1*       Specimen Common Stock Certificate of the Registrant.
  10.1*       Employment Agreement, dated May 1, 1997, by and between Clifford
               M. Sobel and IDT Corporation.
  10.2*       Amendment to Employment Agreement between IDT Corporation and
               Clifford M. Sobel, dated as of May 11, 1999, by and between Clifford M. Sobel, IDT Corporation and the Registrant.
  10.3#*      Bundling and Distribution Services Agreement, dated as of April
               30, 1999, by and between Netscape Communications Corporation and the Registrant.
  10.4*       General License Terms & Conditions, dated as of April 30, 1999, by and between

               Netscape Communications Corporation and the Registrant.
  10.5*       Trademark License Agreement, dated as of April 30, 1999, by and between Netscape Communications Corporation and the Registrant.
  10.6*       Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
  10.7*       Joint Marketing Agreement, dated as of May 7, 1999, by and between
               IDT Corporation and the Registrant.
  10.8*       IDT Services Agreement, dated as of May 7, 1999, by and between
               IDT Corporation and the Registrant.
  10.9*       Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT Corporation and the Registrant.
  10.10*      Assignment Agreement, dated as of May 7, 1999, by and between IDT
               Corporation and the Registrant.
  10.11*      Tax Sharing and Indemnification Agreement, dated as of May 7,
               1999, by and between IDT Corporation and the Registrant.
  10.12*      Separation Agreement, dated as of May 7, 1999, by and between IDT
               Corporation and the Registrant.
  10.13*      Lease Agreement, dated as of March 1, 1999, by and between 171-173
               Main Street Corporation and the Registrant.
  10.14*      Lease Agreement, dated as of March 1, 1999, by and between 294-298
               State Street Corporation and the Registrant.
  10.15*      The Registrant's Amended and Restated 1999 Stock Option and
               Incentive Plan.
  10.16*      Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant.
  10.17*      Series A Preferred Shareholder Registration Rights Agreement,
               dated as of May 13, 1999, by and between the Investors listed therein and the Registrant.
  10.18*      Form of Warrant to Purchase Common Stock.
  10.19*      Promissory Note of Registrant to IDT Corporation, dated as of May
               12, 1999.
  10.20*      Stockholders Agreement, dated as of May 13, 1999, by and among the
               Investors listed therein, IDT Corporation, Clifford M. Sobel, the trustee of the Scott Sobel Annual Gift Trust and the Registrant.
  10.21*      Letter agreement, dated as of May 12, 1999, by and among IDT
               Corporation, Clifford M. Sobel and the Registrant.
  10.22*      Letter agreement, dated as of May 17, 1999, by and among IDT
               Corporation, Clifford M. Sobel and the Registrant.
  10.23*      Co-Location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between IDT Corporation and the
               Registrant.
  10.24*      Form of Loan Agreement between the Registrant and each of its executive officers.
  10.25*      Form of Stock Option Agreement for Executive Officers.
  10.26#*     Letter agreement, dated as of June 25, 1999, by and between
               National Broadcasting Company, Inc. and the Registrant.
  10.27*      Employment Agreement, dated July 2, 1999, by and between Jonathan
               Fram and the Registrant.
  10.28#*     IP Telephony Services Distribution and Interactive Marketing
               Agreement, dated as of July 15, 1999, by and between ICQ, Inc. and the Registrant.
  10.29#*     Stock Subscription Warrant, dated July 15, 1999, by and between
               America Online, Inc. and the Registrant.
  10.30*      Amendment No. 1 to Employment Agreement, dated July 16, 1999, by and between Jonathan Fram and the Registrant.
  10.31**     Amendment to Stock Subscription Warrants, dated November 19, 1999, by and between America Online, Inc. and the Registrant.
  10.32***    Letter Agreement, dated March 30, 2000, among the Registrant, IDT
               Corp. and AT&T Corp.
  10.33****   Stock Exchange Agreement, dated March 30, 2000, by and between
               Yahoo! Inc. and the Registrant.
  10.34****   Registration Rights Agreement, dated March 30, 2000, by and between Yahoo! Inc. and the Registrant.
  27.1****    Financial Data Schedule.

--------
* Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713).
** Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-90317).
*** Incorporated by reference from our Proxy Statement on Schedule 14A (File No. 000-26763), filed June 6, 2000.
**** Filed herewith.
#    Confidential treatment granted as to parts of this document.

b) Reports on Form 8-K.

  No reports on Form 8K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NET2PHONE, INC.

                                  By:

                                         /s/ Howard S.Balter
                                     ----------------------------------------
                                        Howard S.Balter
                                        Chief Executive Officer



                                  By:

                                        /s/ Ilan M. Slasky
                                     -----------------------------------------
                                       Ilan M. Slasky
                                       Chief Financial Officer

15