Form 10-K
period 2000-07-31
NET2PHONE INC
filed 2000-10-30
CIK 1086472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2000
                       COMMISSION FILE NUMBER: 000-26763

                                NET2PHONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       22-3559037
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              520 BROAD STREET                                     07102
             NEWARK, NEW JERSEY                                  (ZIP CODE)
(ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE
                  OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 412-2800
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on October 24, 2000, was approximately $499.7 million. On such date, the last sale price of registrant's common stock was $19.375 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5 percent or more of the registrant's common stock (including the Class A common stock) have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant. This calculation includes shares of the registrant's Class A common stock, which may be converted at the option of the holder into shares of the registrant's common stock on a one-to-one basis at any time.

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 2000, was 27,057,646 shares of common stock and 33,625,000 shares of Class A common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NET2PHONE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I.

ITEM 1.      BUSINESS....................................................     2
ITEM 2.      PROPERTIES..................................................    29
ITEM 3.      LEGAL PROCEEDINGS...........................................    29
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    30

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................    30
ITEM 6.      SELECTED FINANCIAL DATA.....................................    32
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    33
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK........................................................    50
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    51
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    51
PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    51
ITEM 11.     EXECUTIVE COMPENSATION......................................    51
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    51
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    51

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................    51
SIGNATURES...............................................................    54
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................   F-1

                                    PART I.

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

     Net2Phone is a global leader in delivering voice and enhanced services over Internet Protocol networks. We began operations in November 1995, launched our first product in July 1996 and were incorporated in Delaware as a subsidiary of IDT Corporation in October 1997. Net2Phone enables individuals and businesses to place low-cost, high-quality calls from their computers, telephones and fax machines to computers, telephones and fax machines worldwide via the public Internet and private IP networks.

     Through our consumer, enterprise, and carrier businesses, we have strengthened our position as a leading platform for the migration of voice traffic onto the Internet and over Internet Protocol networks -- the IP telephony company of the future. At the same time, we have established strategic partnerships with leading companies to further extend our reach into the marketplace.

     For example, our current strategic investors include AT&T Corp. (which, through a subsidiary, acquired a 39 percent voting stake in Net2Phone in August
2000), IDT, SOFTBANK, Yahoo! Inc., America Online Inc. and GE Capital Equity Investments, Inc./NBC.

     We have developed a sophisticated software application that enables use of our Web-based Internet telephony services. We promote our services through direct sales and marketing and through strategic partners and international resellers. Our software is currently available in ten languages (English, Spanish, Japanese, French, Dutch, Portuguese, Italian, German, Swedish and Chinese).

     Our company is divided into six core product lines: (1) PC-based consumer services, (2) phone-based consumer services, (3) enterprise solutions, (4) carrier services, (5) broadband, and (6) YAP (Your Alternative Phone). All units are supported by our marketing, operations, and networks divisions. By delivering voice and enhanced services to IP networks through each of these business units as well as our strategic partners, we hope to achieve ubiquity throughout the marketplace.

     Our consumer services enable low-cost, high-quality calls over the Internet servicing over one million active users around the world. Our enterprise unit now enables businesses nationwide to plug into our IP network to make clear phone calls at reduced costs as well as layer enhanced services on the network. We provide carriers and ISPs around the world with access to our IP network to route calls worldwide. Our broadband division is capitalizing on the opportunities in gaining high-speed "last mile" access into consumers' homes and businesses, layering voice and enhanced services to provide phone and enhanced services over broadband lines using our network. Our YAP division drives consumer and business usage of our services by marketing devices designed to make Internet calling easy.

     Through our distribution efforts, we have voice enabled over 90% of the instant messaging market. In July 2000, we teamed up with Microsoft to integrate our PC-based client software into the latest version of MSN Messenger Service
3.0. The MSN Messenger Service 3.0, released in July, includes a new "Call" button which allows users to place PC-to-PC or PC-to-phone calls to any of their online buddies using our software and technology.

     Additionally, in October 2000, we announced that we will provide our voice-optimized IP network for voice transit to the Yahoo!(R) properties. Under the terms of the agreement, Yahoo! will use our voice-over-IP network for its newest suite of voice services, including its voice-enabled instant messenger and voice portal. Launched in October 2000, Yahoo! by Phone provides telephone and voice access to popular Yahoo! content, voice-mail and e-mail.

     ICQ, a subsidiary of America Online, began offering our services exclusively to their instant messaging users earlier this year. Our software has been integrated into ICQ's 2000b Instant Messenger since

September 2000, and we have been marketing a co-branded pre-paid calling card with ICQ since September 1999, allowing users to place calls from the United States and 19 other countries to anywhere in the world. Additionally, we have been marketing a co-branded pre-paid calling card with AOL Instant Messenger
(AIM) since January 2000. We also have an agreement with American Online to integrate our PC-to-phone services into their Instant Messenger.

     In addition, we are leveraging the strengths of our voice-over-IP technology through high-margin agreements with major players in the Internet and communications arena. We are forging wholesale software licensing agreements with large traditional telephone companies seeking to migrate voice traffic on the Internet and IP networks.

     In September 2000, we formed Adir Technologies, Inc., as a subsidiary of Net2Phone, to which we contributed certain assets and which has been funded by investments from Cisco Systems, Inc., SOFTBANK and IDT, to develop and market network management software for voice-over-IP and other packet-based multimedia networks. By creating Adir, we will commercialize our proprietary network management software that we have exclusively been using since 1995. We believe that Adir will provide a new, high-margin, line of business with minimal capital expenditure without adversely affecting our existing core services business. Adir currently intends to market its products to telecommunications, Internet, wireless, next generation and broadband service providers and enterprises worldwide.

     In January 1999, Netscape agreed to integrate our PC-to-phone software on an exclusive basis into future versions of Netscape's Internet browser released during the term of our agreement, including the Netscape Communicator products. Netscape also agreed to include a Net2Phone icon on the Netscape Navigator Personal Toolbar. Netscape launched its first beta version of Netscape 6.0 Browser in January 2000 and the second beta version of Netscape 6.0 Browser in April 2000.

     In addition, we have forged ahead in making Internet telephony more readily available to consumers by entering into arrangements with leading computer equipment and software companies, such as IBM and Compaq, to include our software with their products.

     Throughout our development, we have proven our ability to scale to demand, as an increasing number of individuals and businesses have recognized the real benefits of voice-over-IP technology. In fiscal 1999, we served 325,000 customers and routed 750,000 minutes per day. As of July 2000, we served more than 1,179,000 customers and have successfully routed more than 5,000,000 minutes per day.

     Our total assets increased from $916,000 at July 31, 1997, to $7.0 million at July 31, 1998, $50.8 million at July 31, 1999, and $411.7 million at July 31, 2000. Our revenue has grown substantially, increasing from approximately $2.7 million in fiscal 1997, approximately $12.0 million in fiscal 1998, approximately $33.3 million in fiscal 1999, and approximately $72.4 million in fiscal 2000. Our net loss increased from approximately $1.7 million in fiscal 1997, to $3.5 million in fiscal 1998, to $53.9 million in fiscal 1999, and $118.3 million in fiscal 2000.

     On December 1, 1999, we completed a secondary public offering of 7,245,000 shares of common stock at a price of $55.00 per share. Selling stockholders sold 3,845,000 shares, and we sold 3,400,000 shares of common stock. Our proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $177.4 million.

     On August 11, 2000, we completed a sale of 4,000,000 shares of Class A common stock to a subsidiary of AT&T for an aggregate purchase price of $300,000,000.

INDUSTRY SEGMENTS

     We report only in one industry segment. See "Notes to Financial Statements -- Note 2."

INDUSTRY BACKGROUND

     The Internet is experiencing substantial growth as a global medium for communications and commerce. International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 349 million in 2000 to 766 million by the end of 2005. People are increasingly using the Internet as a communications medium. A study by Jupiter, a market research firm, estimated that 432 billion e-mail messages will be sent in the U.S. in 2003. Instant text communication through online "chat" rooms is also gaining widespread acceptance.

  Emergence of Internet Telephony

     TeleGeography, a market research firm, estimates that the international long distance market will grow to $73.2 billion in 2002. Despite the large size of this market and the number of minutes of calls made, traditional international long distance calls are still relatively expensive for the consumer. We believe that this creates a significant opportunity for us to use the technology by which Internet phone calls are made to gain market share.

     The technology by which Internet phone calls are made is more cost-effective than the technology by which traditional long distance calls are made. Internet telephony, therefore, is emerging as a low cost alternative to traditional long distance calls. International Data Corporation projects that the Internet telephony market will grow rapidly to over $11.9 billion in 2003, from approximately $100 million in 1998.

     We use a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. Traditional international long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over international voice telephone networks. These networks are typically owned by governments or carriers who charge a tariff for their use. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. As a result, circuit-switching technology is inherently less efficient than packet-switching technology, which allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

  Integration of Voice into the Web

     We believe that Internet telephony offers significant benefits to consumers and businesses beyond international long distance cost savings. The technologies that enable Internet telephony can be applied to integrate live voice capabilities into the Web. We believe that this integration can enhance the potential for the Internet to become the preferred medium for both communications and commerce. For example, the integration of voice into the Web would supplement existing text-based modes of Internet communication such as email and online chat by adding a live, secure, low-cost or free voice alternative. We believe that this is attractive both to consumers and businesses.

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

     Integrating live voice capabilities into the Web would also enable Internet companies to offer enhanced communications services, such as providing Internet users with a central source for retrieving voice-mail, e-mail, faxes and pages. We believe this would allow these companies to attract more users to their sites and to increase the amount of time these users spend on their sites. This increased usage will allow these Internet companies to attract advertisers and secure higher advertising rates, thereby increasing revenue.

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

     Several large long distance carriers, including Sprint and Cable and Wireless, have announced Internet telephony service offerings. However, many of these service offerings have not been deployed on a large scale. Many also require users to purchase other telecommunications services or allow only domestic calling. Smaller Internet telephony service providers also offer low-cost Internet telephony services from PC-to-phone and from phone-to-phone. These services, however, are available only in limited geographic areas and require payment by credit card which may preclude many international customers from signing up for these services. We also believe that existing Internet telephony service providers rely upon technologies and systems that lack large-scale billing, network management and monitoring systems, and customer service capabilities required for the integration of voice communication into the Web.

     In addition, many companies currently provide Internet telephony software and services that allow Internet telephone calls to be made between personal computers. However, most of these companies require both the initiator and the recipient of the call to have the same software installed on their personal computers and to be online at the same time.

THE NET2PHONE SOLUTION

     Net2Phone delivers high-quality voice-over-IP telephony services and voice-enabling Web applications to consumers, small and medium businesses, enterprises, international telecommunications operators, resellers, and broadband providers. Our solution provides many benefits to our customers, including:

     - Low Cost. Our PC-to-phone software is distributed free of charge, and our services allow our customers to make telephone calls often at a fraction of the cost of traditional long distance service. We do not currently charge customers for PC-to-phone calls within the U.S. or PC-to PC calls anywhere in the world. Our low cost phone-to-phone service is available in over forty countries.

     - High Voice Quality. We offer high voice quality through our proprietary packet-switching technologies, which reduces packet loss and delay, route packets efficiently and perform quality enhancing functions, such as echo cancellation. We intend to continue to enhance the voice quality of our services as our customer base and business grow. Furthermore, the proliferation of broadband services such as DSL and cable will further enhance the quality and reach of our service.

     - Ease of Use and Access. Our services are designed to be convenient and easy to access from anywhere in the world. To make a call using our Web-based services, a customer need only install our free software on a sound-enabled personal computer, register and be connected to the Internet. No additional telephone lines or special equipment are required. Our phone-to-phone service is also easy to use and requires a customer only to register and dial a toll-free or local access number from any telephone or fax machine.

     - Reliable Service. Our network is reliable because of its technologically advanced design. This design allows us to expand our network and add capacity by adding switches to the existing network. Our system also provides seamless service and high-quality voice transmission through our ability to reroute packets if problems arise. We believe that our ability to provide reliable service is essential to voice-enable the Web.

     - Scalability. Our services platform is a flexible solution that can be readily integrated at low cost and in large scale into existing systems. Our system integrates quickly and seamlessly into the platforms of various communications service providers such as ISPs, portals, telecommunications companies, broadband providers, enterprises and instant messenger platforms and can be scaled to handle thousands of calls simultaneously.

     - Ease of Payment and Online Account Access. Once registered, our customers are able to make toll-free calls. In addition, they can make toll calls by opening a prepaid account using credit cards, wire transfers or checks. Acceptance of payment in multiple forms enables international customers who may not necessarily have credit cards to use our services. Our customers can access their accounts via the Internet in order to view their call history and account balances, and to increase their prepaid amounts.

     - Customer Support. We offer live customer support 24 hours a day, 7 days a week in multiple languages. Our customer support center can be accessed at no charge either by calling our toll-free number, where available, or by using our Web-based Internet telephony service. Our integrated customer billing software and call management system provide our customer support staff with immediate access to user accounts, calling patterns and billing history to help us provide better, more responsive customer support.

     - Voice-Enabled Online Retailing. Our services enable users to speak with sales or customer service representatives of online retailers and other Web-based businesses while visiting their Web sites. This provides customers an opportunity to ask questions of and to provide credit card information directly to a customer service representative if they are concerned about Internet security, thereby increasing the likelihood of consummating an online sale. In addition, our services allow our customers outside of the United States and Canada to access telephone numbers that might otherwise be inaccessible to them through their local carriers. For example, users of our services in other countries may call United States, Canadian, UK, or Australian numbers at no charge. The ability to communicate with international customers in this manner provides United States, Canadian, UK, and Australian-based online retailers and other Web-based businesses with cost effective access to an expansive international customer base.

STRATEGY

     Our mission is to deliver quality voice and enhanced services to IP networks worldwide. We intend to leverage our leadership position in the Internet telephony market to make our communications services readily available and to develop and market enhanced services. Our strategy includes the following key elements:

     - Drive Usage through Resellers and Strategic Partners. We promote our services through direct sales and marketing and through Tier-1 relationships with leading ISPs, telecommunications companies, hardware, software, and content companies. We intend to build on our significant relationships with partners such as AOL, AT&T, Yahoo! and Microsoft, and to add more partners and resellers to drive usage of our Internet telephony services. We also intend to partner with large telecommunications companies, such as we did with AT&T, to enable them to offer our Internet telephony services under their brand.

     - Pursue Multiple Sources of Revenue. In addition to our minutes-based revenue, we are generating new Web-based revenue opportunities from banner (with our Net2Phone domestic PC-telephone service, Yahoo! Instant Messenger, and MSN Instant Messenger offerings) and audio advertising, as well as sponsorship opportunities on our PC-to-phone software client. Furthermore, our subsidiary, Adir Technologies, will commercialize our existing network management software. Adir will market its products to telecommunications, Internet, wireless, next generation and broadband service providers and enterprises worldwide. We also intend to explore the availability of revenue-sharing opportunities with online retailers.

     - Enhance Brand Recognition. We have established strong brand identity in the Internet telephony market in large part due to the high-quality of our services and our marketing efforts with strategic partners, such as Microsoft, Yahoo! and AOL. We intend to continue to implement online and offline worldwide advertising and sales campaigns to increase brand awareness. In addition, we intend to enhance our brand recognition by cooperatively marketing our Internet telephony services with leading computer hardware and software companies and ISPs.

     - Make Our Software Readily Available Worldwide. We have entered into strategic distribution relationships with leading computer equipment and software companies to expand the availability of our software. For example, our software is embedded in Netscape's Internet browser, and a Net2Phone icon is prominently positioned next to AOL's Instant Messenger icon on the Netscape Navigator Personal Tool Bar. In addition, customized versions of some of our Internet telephony services have been integrated into ICQ's instant messaging software and distributed by ICQ. Our software is included with IBM's Internet services and may be pre-loaded on computers sold by Compaq internationally. Panasonic recently shipped the first dual-band cordless telephones with one-touch access to the Net2Phone Internet telephony network. We intend to build upon these relationships and enter into new distribution relationships with other leading companies in order to enhance the distribution of our software worldwide.

     - Expand and Enhance Products and Services. We have committed significant resources to expand our network, enhance our existing product and service offerings and develop and market additional products and services in order to continue to provide customers with high-quality Internet telephony services. For example, we plan to introduce new products and services, including:

      - Phone-to-PC, which will allow calls from a traditional telephone to an internet ready multimedia personal computer;

       - Internet call waiting, which enables users who are online to receive phone calls and voice messages on their PCs;

       - speech-enabled address books, which are linked to Net2Phone accounts but can be synchronized with a number of contact management programs;

       - voice-enabled chat, which will allow two participants in an online chat room discussion to establish direct voice communication with each other while maintaining anonymity;

       - online commerce applications, which will provide customer service representatives of online retailers with real-time access to a caller's profile and enable them to 'push' specific content onto a caller's personal computer screen in order to better assist the caller in answering their inquiries;

       - customer payment applications, which will allow customers to pay for online commerce transactions by debiting their Net2Phone account; and

       - video conferencing between two or more personal computer users over the Internet.

STRATEGIC RELATIONSHIPS

     We have entered into strategic distribution, integration and advertising relationships with leading Internet and computer hardware and software companies. These relationships are sometimes secured by toehold or other strategic investments. In addition, these relationships typically include arrangements under which we share with our strategic partners a portion of the revenue they bring to us. We believe that these relationships are important because they provide incentive to our partners and allow us to leverage the strong brand names and distribution channels of these companies to market our products and services. Our strategic partners include:

  AT&T

     On August 11, 2000, a subsidiary of AT&T Corp. completed its $1.4 billion investment in us, which we believe will facilitate our objective of becoming the global standard for Internet telephony. The AT&T subsidiary purchased four million newly-issued shares of our Class A common stock from us for an aggregate purchase price of $300,000,000 and 14.9 million shares of our Class A common stock from IDT for an aggregate purchase price of $1.1 billion. Following the consummation of these transactions, the AT&T subsidiary owns approximately 32 percent of our outstanding capital stock, but controls 39 percent of the aggregate voting power of our capital stock because it holds Class A common stock with two votes per share. In connection with the transaction, we agreed with AT&T to cooperate in the development of new Internet voice applications for cable telephony and the business communications market. AT&T and IDT were also granted a license to deploy our present and future technologies on terms, conditions and pricing to be negotiated that are no less favorable than those granted to other licensees of Net2Phone. John C. Petrillo, Executive Vice President of Corporate Strategy and Business Development for AT&T, and Richard R. Roscitt, President of AT&T Business Services, joined our board of directors following the closing of the transaction, and AT&T has a right to appoint a third director.

     We believe that this transaction facilitates our objectives for the following reasons:

     - AT&T, which is among the world's premier voice, video and data communications companies, now has a strong incentive to work with us to develop and distribute our Internet telephony services and products.

     - Companies focused on providing Internet-related services and products will view us as a "neutral" provider of Internet telephony, which should enhance our ability to enter into strategic alliances with competing companies, building on our important alliances with America Online, Yahoo! and other top Internet companies.

     - This transaction positions us at the nexus of the convergence of communications technologies and gives us an edge over our competitors in managing the rapidly changing technological and market landscape.

  Microsoft

     On June 2, 2000, we entered into a three year agreement with Microsoft to integrate our Internet telephony products and services into Microsoft's MSN Messenger. Under this agreement, Microsoft agreed to include the "Powered by Net2Phone" branding on the dial-up window through which users access Net2Phone from MSN Messenger. The revenue generated from the sale of advertising that will appear on this integrated product will be split between Microsoft and us. In addition to the integration of our Internet telephony products and services into MSN Messenger, Microsoft has the right under this agreement to include our software in any of Microsoft's other products. We are responsible for providing the software that allows Microsoft's users to access our service, as well as providing PC-to-phone and PC-to-PC service to Microsoft's MSN Messenger users. This integrated product has already been released to the public.

  Yahoo!

     In 1998, we signed an agreement with Yahoo!, which was recently renewed through 2000, that integrated our Web-based Internet telephony service into the Yahoo! People Search online telephone directory. As a result of this integration, an Internet user who performs a search on Yahoo! People Search can, after installing our software, simply click on a displayed telephone number to initiate a call to that number. Under this agreement, we also have the right to have our banner advertising appear when an Internet user performs a word or category search for "Internet Telephony" or related phrases on Yahoo! Additionally, our PC-to-phone service is integrated into the Yahoo! Yellow Pages online directory.

     On July 24, 2000, we entered into a three-year exclusive services and marketing agreement whereby Yahoo! has agreed to embed our Internet telephony software into the future versions of its Yahoo! Messenger software client and to use our network to carry traffic to and from its voice portal. Additionally, in October 2000, we announced that we will provide our voice-optimized IP network for voice transit throughout the Yahoo!(R) network of properties. Under the terms of the agreement, Yahoo! will use our voice-over-IP network for its newest suite of voice services. Launched in October 2000, Yahoo! by Phone provides telephone and voice access to popular Yahoo! content, voice-mail and e-mail. Yahoo! has also agreed to do the following:

     - market and promote the combined Net2Phone Yahoo! services pursuant to a joint media plan;

     - market and promote a co-branded Net2Phone calling card;

     - allow us to market our products and services to users of the Yahoo! voice portal; and

     - share advertising revenue with us from the voice portal.

     Under the terms of this agreement, we are obligated to pay Yahoo! fees in consideration for our exclusivity throughout the Yahoo! network of properties, as well as commit to certain advertising media buys pursuant to the joint media plan.

     On March 31, 2000, Yahoo! Inc. purchased an equity interest in us. Under the terms of the agreement, we entered into a stock swap with Yahoo! with the objective of securing our strategic relationship in accordance with which we issued and sold Yahoo! approximately 2.8 million shares of our common stock in exchange for approximately 806,000 shares of Yahoo! common stock.

  ICQ/AIM

     In July 1999, we entered into an exclusive four-year distribution and marketing agreement with ICQ, a subsidiary of America Online. ICQ began offering our services exclusively to their instant messaging users earlier this year. Our software has been fully integrated into ICQ's 2000b Instant Messenger since September 2000, and we have been marketing a co-branded pre-paid calling card with ICQ since September 1999, allowing users to place calls from the United States and 19 other countries to anywhere in the world. Additionally, we have been marketing a co-branded pre-paid calling card with AOL Instant Messenger
(AIM) since January 2000. We also have an agreement with AOL to integrate our PC to Phone services into their Instant Messenger. Under this agreement, ICQ has agreed to:

     - co-brand and promote our phone-to-phone Internet telephony services in the United States and in 19 other countries;

     - integrate customized versions of some of our Internet telephony services on an exclusive basis into ICQ's instant messaging software to allow ICQ customers to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls;

     - share revenue from some advertisements and sponsorships relating to Internet telephony that are sold by ICQ within its instant messaging software; and

     - promote our services on some of ICQ's Web sites.

     All of our Internet telephony services that ICQ promotes under our agreement are co-branded under both of our labels.

  priceline.com

     In November 1999, we entered into agreements with priceline.com, an Internet commerce service that allows users to name their own price to purchase goods and services over the Internet. Under the terms of the agreement, we offer our international and domestic phone-to-phone services as a premier provider through priceline.com, enabling priceline.com customers to name their own price to purchase blocks of phone-to-phone minutes.

     Our phone-to-phone products are offered for sale through several live services on priceline.com. The "Name Your Own Price for Long Distance" service, launched in March 2000, allows customers to make calls from their home phones without having to enter an account number, once they have purchased a block of phone-to-phone minutes from priceline.com. Customers may make offers for blocks of calling time in the following manner:

     - domestic time blocks -- customers can name their own price for blocks of domestic long distance phone-to-phone minutes;

     - international time blocks -- customers can name their own price for blocks of international long distance phone-to-phone minutes to a specified country;

     - priceline.com's "Call Anywhere" program -- customers can name their own price for blocks of phone-to-phone minutes that can be used to call multiple designated locations; the actual amount of time purchased will vary per location.

     In May 2000, we launched a second service with priceline.com, called "Offer by Phone." The "Offer by Phone" service enables customers to offer to purchase phone-to-phone services from us on a per-call basis. We are the exclusive provider of the Offer by Phone service.

     In August 2000, we launched a third service with priceline.com that allows university students to name their own price for blocks of calling time. This university service is different from the original "Name Your Own Price for Long Distance" service because customers are able to make calls from behind a college PBX so they can use the service from their dorm rooms.

     Future Net2Phone/priceline.com services under separate agreements include launching the "Name Your Own Price for Long Distance" service in various European countries, beginning with the United Kingdom by December 2000.

  Netscape

     Netscape has agreed to embed our PC-to-phone software on an exclusive basis in future versions of Netscape's Internet browser released during the term of our agreement, including the Netscape Communicator products. Netscape also has agreed to do the following:

     - place a Net2Phone icon on the Netscape Navigator Personal Toolbar immediately to the right of the AOL Instant Messenger icon, which allows Netscape users to use our Web-based Internet telephony services from anywhere on the Web simply by clicking on our icon;

     - integrate our services into, and display our services on, the Netscape Netcenter site, including Netscape's Contacts section and Address Book section, which allows Netscape users to make calls using our services simply by clicking on a displayed telephone number; and

     - include the software for our Web-based Internet telephony services in Netscape's suite of online plug-in software and Netscape Smart Update programs (both domestically and when available internationally) for downloading by Netscape users from centralized locations on Netscape's Web site.

     We also have the right to place a specified number of banner and other advertisements on Web pages of our choice on Netscape's domestic and international Web sites. The two-year term of our exclusive agreement with Netscape commences with the beta release of the next version of Netscape's Internet browser. In January 1999, Netscape agreed to integrate our PC-to-phone software on an exclusive basis into future versions of Netscape's Internet browser released during the term of our agreement, including the Netscape Communicator products. Netscape also agreed to include a Net2Phone icon on the Netscape Navigator Personal Toolbar. Netscape launched its first beta version of Netscape 6.0 Browser in January 2000 and the second beta version of Netscape 6.0 Browser in April 2000.

  Adir Technologies, Inc./Investment by Cisco Systems, Inc., SOFTBANK and IDT

     We created Adir Technologies, Inc. as a new subsidiary to develop and market network management software for voice-over-IP and other packet-based multimedia networks. The new company plans to offer our industry-leading voice-over-IP network management software to telecommunications, Internet, wireless, next generation and broadband service providers and enterprises worldwide. The software platform we contributed to Adir was originally created in our research and development laboratory in Lakewood, NJ in 1995 when we rolled out the first service to bridge voice communications with a PC using the Internet, and it has been enhanced since then.

     In September 2000, we announced that Cisco Systems, Inc. had purchased a minority equity interest in Adir. In connection with Cisco's investment, the companies agreed to a relationship in which Cisco will jointly market Adir's network management platform to its voice-over-IP customers, offering communications providers and enterprises compelling new choices in voice-over-IP solutions. Through this relationship, we expect to realize a substantial new source of revenue from software licensing fees. Adir's existing network management software provides a broad view of the health, capacity and utilization of a packet-based network, including specific functionality such as real-time advanced call management, rating, routing, and authentication. These components are essential for managing traditional circuit-switched networks but have been missing in voice-over-IP networks until now. Adir's technology can help provide a much greater quality of service by providing advanced tools for fault detection, notification and diagnosis of network equipment from the voice network service perspective. Adir has received additional funding for its operations from investments by SOFTBANK and IDT.

  Aplio S.A.

     On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A., a company located in Sarcelles France, which is a leading integrator of voice-over-IP technologies. Aplio's technology enables voice-over devices to access our network, including designs for chips, boards, and casings that all specialize in voice-over software for devices. Aplio's technology will further enable us to support a wide range of business and consumer products to optimize the Net2Phone network and our growing communications services. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of our common stock which were valued at $35.50 per share, promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, we are required to pay two contingent cash payments of $2,778,230 on July 7, 2001 and July 7, 2002. These contingent payments are dependent on certain individuals continuing their employment with us. We may also be required to repurchase the shares of common stock issued to the selling shareholders on or prior to January 31, 2002, or a per share purchase price of $36.947.

  Other Strategic Relationships

     We also have entered into other important strategic relationships with leading Internet and computer hardware and software companies, including:

     - Compaq. Our software is featured as a download from a special Compaq Web site accessible directly from the Compaq-branded keyboard, may be pre-installed on Compaq-branded computers distributed internationally and may be included with their other products. We announced in October 2000, that Compaq will bundle our YAP Phones with new Compaq Presario computers, which will be available online at www.compaq.com.

     - Snap.com. Promotions for our services and a link to our Web site will be prominently displayed on the Snap.com Web site, and we are their preferred provider of PC-to-phone services.

     - SpeechWorks International, Inc. In June 2000, we entered into a letter of intent with SpeechWorks International, Inc. under which SpeechWorks agreed to grant us a software license, provide professional services and pursue joint marketing and promotional efforts. We also agreed to purchase 321,027 shares of SpeechWorks common stock in a private placement concurrent with SpeechWorks' initial public offering.

     - Webley Systems, Inc. Webley Systems, Inc. provides unified messaging services and related personal communications features, which consist of the integration of information, telecommunications and Internet services that include interactive, voice-activated, directional management of inbound and outbound calls, e-mail, fax-mail, voice-mail, conference calling and call answering, delivered over its advanced computer telephony platform. In June 2000, we entered into an exclusive four year distribution and marketing agreement with Webley Systems, Inc. Under this agreement, we have the right to integrate co-branded versions of Webley's products with our Internet telephony products and services in order to create a unified communication and messaging platform that will enable users to send and receive voice mail, faxes, e-mail and telephone calls over the Internet. We will share revenue from the combined products and services with Webley. On April 5, 2000, we acquired a small, strategic stake in Webley Systems, Inc. We invested $7,500,000 in a convertible Series B Preferred Stock, accruing dividends at 5 percent per annum. We have the right to designate one member to Webley's board of directors.

     - WebEx Communications, Inc. WebEx Communications, Inc. provides real-time, interactive multimedia communications services for websites. These services allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard Web browser. Telephone calls and web-based audio and video services can also be controlled within a WebEx meeting using standard devices such as telephones, computer web-cameras and microphones. In January, 2000 we purchased 240,000 shares of Series A Preferred Stock for $3.00 per share from an existing stockholder of WebEx, and in March, 2000 we purchased 14,600 shares of Series D Preferred Stock for $12.50 per share for a total investment of $902,500. Upon the consummation of the initial public offering of WebEx in July 2000, the shares of both the Series A and the Series D Preferred Stock were converted on a one for one basis into common stock of WebEx.

     - WebDialogs, Inc. WebDialogs, Inc. is a privately held provider of live, voice and Web-based customer interaction solutions that bring live human interaction and collaboration to Web experiences, facilitating closer relationships with customers, prospects and partners and better customer service online. On January 28, 2000 we invested $10 million for 1,696,667 shares of Series D Preferred Stock of WebDialogs at $5.893 per share. This investment represents a minority interest in WebDialogs. Cumulative dividends on the Series D Preferred Stock accrue quarterly at 6 percent per annum. The Series D Preferred Stock is convertible into common stock at an initial conversion ratio of one for one and is subject to antidilution protection. We have the right to designate one member to WebDialog's board of directors.

     - Go2Net. In October 1999, we entered into an exclusive three-year distribution and marketing agreement with Go2Net, a network of branded, technology and community-driven Web sites. Under this agreement, Go2Net has agreed to integrate co-branded versions of our Internet telephony products and services into the Go2Net Network.

     - eCal Corporation. eCal is a leading provider of Internet-based scheduling and communications services. Its technology uses the collaborative powers of the Internet to simplify the management of time-dependent information and events. In March, 2000, we invested $2.0 million for 181,818 shares of Series G Preferred Stock of eCal Corporation at $11.00 per share. No dividends accrue on the Series G Preferred Stock. The Series G Preferred Stock is convertible into common stock at an initial conversion ratio of one for one and is subject to antidilution protection.

PRODUCTS AND SERVICES

     Our services enable our customers to make low-cost, high-quality phone calls over our own voice optimized IP network and the Internet using their personal computers or traditional telephones. Our principal current product and service offerings are described in the table below.


----------------------------------------------------------------------------------------------------
 PRODUCT/SERVICE                 DESCRIPTION                      BENEFITS
----------------------------------------------------------------------------------------------------
 CONSUMER SERVICES
----------------------------------------------------------------------------------------------------
 BASIC CONSUMER                  - Enables customer to make       - International long distance
 Telephony Services                calls over traditional           rates are typically
 PHONE-TO-PHONE                    telephones and fax machines      substantially lower than
 - Fax2Fax                         routed over the Internet.        the rate charged by
 - Net2Phone Direct Calling         Customers must dial a           traditional long distance
   Cards                            local or domestic                carriers for calls
 PC TO PHONE                        toll-free access number to       originating in the United
 - PC-to-Phone                      access the Net2Phone             States and up to 95% lower
 - PC-to-Fax                        network.                         for calls originating
 - PC-to-PC                                                          outside the United States.
 - Voice Email                   - Customers are charged for
                                 toll and long distance calls     - User does not need to
                                   on a per-minute basis for        purchase expensive hardware
                                   phone-to-phone. We do not        or software.
                                   currently charge a fee for
                                   PC-to-phone calls within       - High voice quality.
                                 the United States.
                                                                  - We do not currently charge
                                 - Services are available in        customers for PC-to-Phone
                                 the United States and in many      and PC-to-PC calls to the
                                   international locations.         US and Canada, from
                                                                    anywhere in the US and
                                 - We market Phone-to-Phone         Canada and PC to PC calls
                                   under the brand "Net2Phone       from anywhere to anywhere.
                                   Direct."
                                                                  - Faxes are transmitted
                                 - Enables customers to make      without delay and users
                                   calls and send faxes over        receive immediate delivery
                                   the Internet using their         confirmations.
                                   personal computers.
                                                                  - PC to Phone services are
                                 - Customers must install our       available to any Internet
                                   software on their personal       user with a sound-equipped
                                   computers, register with us      personal computer.
                                   and be online in order to
                                   make calls.                    - Online real time billing.
                                                                  - Auto recharge &
                                                                  registration via web.
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
 PRODUCT/SERVICE BENEFITS        DESCRIPTION                      BENEFITS
----------------------------------------------------------------------------------------------------
 CONSUMER SERVICES
----------------------------------------------------------------------------------------------------
 YAP GEAR (YOUR ALTERNATIVE      - Headset allows you to place    - YAP Headset, ISA, and
 PHONE)                            hands-free calls over the        Phone: We do not currently
 - YAP Headset                    Internet.                        charge for PC-to-PC calling,
                                                                   and we offer low-cost PC-to-
 - YAP Hotline ISA               - Hotline ISA allows you to        Phone calling, convenient
                                 use your regular phone to          Phone-to-Phone calling with
 - YAP Jack                        place cost-saving calls         Universal PIN, award-winning
                                  over the Internet.               software with easy to use
 - YAP MultiMax                                                    GUI.
                                 - Jack enables you to place
 - YAP Phone                     cost- saving Internet calls      - YAP Jack: Use your regular
                                  without a computer. Simply       phone, place low-cost Phone-
 - YAP Time                       plug your regular phone into     to-Phone calls, call any
                                  the YAP Jack and connect it      other phone, no computer
                                  to your wall jack.               necessary, and includes
                                                                   integrated v.90 modem.
                                 - MultiMax connects multiple
                                   phones and faxes to make       - YAP MultiMax: Calls any
                                   high quality calls over the      phone or fax anywhere in
                                   Internet.                        the world at reduced rates,
                                                                    accepts six standard
                                 - The YAP Phone allows you to      phones, faxes or a PBX
                                   use an actual phone handset      system for simultaneous
                                   to place cost-saving calls       calling.
                                   over the Internet. Simply
                                   install the Net2Phone          - YAP Phone: We do not
                                   Software and plug the YAP        currently charge for PC-to
                                   Phone into the USB port on       PC calling and we offer
                                   your computer.                   low-cost PC-to-Phone
                                                                    calling, convenient
                                 - YAP Time allows you to           Phone-to-Phone calling with
                                 place calls over the Internet      Universal PIN, plug and
                                   anytime. Use your universal      play USB interface, and
                                   account number from you PC       award-winning software with
                                   and also carry it as a           easy to use GUI.
                                   calling card to access low
                                   Internet calling rates.        - YAP Time: Call from any PC
                                                                    or phone to any other
                                                                    phone.
                                                                  - Creates user friendly
                                                                    experience.
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
 BUSINESS SERVICES               DESCRIPTION                      BENEFITS
----------------------------------------------------------------------------------------------------
 WEB-BASED INTERNET TELEPHONY    - When browsing Web sites        - Services are available to
 SERVICES                        that have a Click2Talk icon,     any Internet user with a
 - Click2Talk                     customers may initiate calls      sound- equipped personal
                                  to the business or site          computer.
 - Click2CallMe                   owner from anywhere in the
                                  world. Click2Talk               - Facilitates online commerce
 - ClickTogether                   voice-enables web sites        by providing live voice
                                  with Net2Pone's new JAVA          contact between online
                                  engine and allows end users      retailers and Internet
                                  to call a company whose site     shoppers.
                                  they are browsing with one
                                   simple click. As of            - Customers do not require
                                   10/2000, over 30,000 sites       multiple telephone lines
                                   have registered for              and need not log off the
                                   Click2Talk.                      Internet to initiate a
                                                                    call.
                                 - ClickTogether is a complete
                                   voice-led collaboration        - United States, Canadian,
                                   solution for web sites.        UK, and Australian toll-free
                                   Features include: Customer       numbers can be accessed
                                   call initiation via web          from anywhere in the world.
                                   callback (PSTN) and Voice        We currently do not charge
                                   Over IP (voice-over-IP),         for calls to any Click2Talk
                                   Co-Browsing and URL Page         enabled site within the US,
                                   Push, Form Sharing,              Canada, UK or Australia.
                                   Multimedia Whiteboarding,
                                   Chat, File Transfer, Screen    - Customers are able to
                                   Snapshot Transfer, Call        initiate a phone call from a
                                   Queuing, Call Transfer and       web site (either PSTN or
                                   Detailed Summary/Status          voice-over- IP) and
                                   reports.                         collaborate with an agent
                                                                    in real time.
                                                                  - Assists enterprises in the
                                                                  CRM field.
----------------------------------------------------------------------------------------------------
 ENTERPRISE SALES                - Enables clients to make        - International long distance
 Voice-over-IP Long Distance     calls over a privately             rates are typically 50% to
 Domestic/International            managed voice-over-IP            70% lower than the rate
                                   managed network.                 charged by traditional long
                                                                    distance carriers for calls
                                 - Installation of Gateway on       originating in the United
                                   client site.                     States and 20% to 30% on
                                                                    domestic long distance.
                                 - Marketed as Net2Phone
                                   Enterprise Sales.              - The enterprise provides all
                                                                    costs for installation.
                                 - Value added services:
                                   Collaborative browsing         - High voice quality.
                                                                  - Net2Phone fax services can
                                                                  be used for Enterprise
                                                                    clients as well. They are
                                                                    transmitted without delay
                                                                    and users receive immediate
                                                                    delivery and confirmations.
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
 BROADBAND AND CARRIER           DESCRIPTION                      BENEFITS
----------------------------------------------------------------------------------------------------
 Net2Phone Broadband             - Net2Phone's Broadband is an    Customer Benefits:
                                   end-to-end carrier grade IP    - Inbound and outbound low
                                   telephony service offering       cost calling
                                   clear voice and real time      - Up to 95% savings on
                                   fax.                             international calls
                                                                  - No charge for network calls
                                 - Net2Phone Broadband offers     - Unified messaging features
                                 an always-on persistent IP       - Speech recognition features
                                 dial tone over next              - Bundled bill with cable
                                 generation access networks         operator
                                 (Cable, DSL, Satellite and       - Option for virtual local
                                   Wireless) providing end        calling numbers
                                   users with a high quality      - No secondary line charges
                                   and low cost alternative or
                                   secondary line phone           Broadband Service Provider
                                   service at home and work.      (BSP) Benefits:
                                                                  - Low up-front capital
                                 - Net2Phone's Softswitch is      - Quicker deployment than
                                   designed to provide              circuit switch
                                   enhanced services and          - Scaleable platform
                                 applications over Net2Phone      - Managed IP network
                                   IP network allowing end        - Full service provider
                                   users to personalize their     - Integrated billing system
                                 dial tone, thus having access    - Customer service in 14
                                 to a host of speech                languages
                                 recognized services such as
                                 an address book voice dialer
                                   and real-time web data over
                                   their phone.
----------------------------------------------------------------------------------------------------
 INTERNATIONAL CARRIER           - Enables ITO (International     - Generates cost savings
 SERVICES                          Telecommunications             thanks to Net2Phone's highly
                                   Operator) to route calls         competitive rates.
                                   destined to the U.S. and
                                   beyond via Net2Phone's         - Offers the ability to
                                   managed voice-over-IP          reduce costs by avoiding
                                   Network.                         capital- intensive network
                                                                    build outs.
                                 - Provides ITO with access to
                                   destinations where it has      - Facilitates the use of
                                   no direct connections.           Net2Phone's next generation
                                                                    of value added
                                 - Gives ITO additional             Internet-based
                                 capacity on demand for             communications services.
                                   traffic surges.
----------------------------------------------------------------------------------------------------

SALES, MARKETING AND DISTRIBUTION

     We promote our services through online and Internet-based advertising venues and traditional direct response print advertising in domestic and international publications. Another way we sell our services internationally is by entering into agreements with resellers in other countries. We sell these resellers bulk amounts of minutes of use of our products and services to be resold in the resellers' respective countries. To facilitate distribution and attract users in foreign countries, we have developed our software in ten languages (English, Spanish, Japanese, French, Dutch, Portuguese, Italian, German, Swedish and Chinese) and intend to increase the number of languages as our distribution broadens. We also market through loyalty programs to existing customers and through e-mail customer acquisition programs.

     We have entered into strategic partnerships with leading Internet and computer hardware and software companies, including IBM and Compaq so that our software is included with our partners' products and services and distributed domestically and internationally. We distribute our software through the Internet, strategic partnerships and international resellers. Our software is currently embedded in the beta version of the Netscape browser. Our software is distributed in ICQ's Instant Messenger, and MSN and Yahoo! instant messengers. Customers can also download our software at no charge from our Web site and through links on other Web sites, including Yahoo!'s People Search.

     In April 2000, we announced the introduction of a line of innovative hardware solutions designed to enable a wide range of users to make Internet phone calls easily. The new hardware line is called "YAP -- Your Alternative Phone," and is sold worldwide to consumers and enterprises through retail superstores such as CompUSA and Microcenter and resellers such as Ingram Micro and VARs this year and supported by marketing and advertising campaigns.

     Our International Carrier Division is offering International
Telecommunication Operators (ITO) access to its managed voice-over-IP network. By establishing direct facilities with ITOs in strategic markets, Net2Phone allows access to routes worldwide and facilitates the use of our next generation of value added Internet-based communications services.

     We distribute Net2Phone Broadband products and services through strategic partnerships with broadband service providers and original equipment manufacturers. Service providers bundle our voice offerings with their high-speed data services to deliver the ultimate converged communications bundle to their end users. Original equipment manufactures embed our software into customer premise equipment (CPE) to offer feature rich, telephony enabled devices to their customers. Finally, broadband customers may order and provision services online, directly from us.

     Broadband products and services will be promoted via our partners' sales and marketing channels as well as by us. Cooperative marketing arrangements with partners include launch event sponsorships, advertising agreements and product collateral in and on device packaging. To facilitate distribution and attract partnership interest, we advertise in leading broadband trade publications and demonstrate service offerings at broadband industry trade shows.

     We directly market enterprise products and services to Fortune 1000 and mid-market companies that fit our qualification criteria. We qualify prospects by calling volumes and patterns (minimum minutes per month of domestic long distance and international calls). Our unique value proposition to the market is high quality calls based on our voice-optimized-IP network and our technology which enables Internet telephony utilizing existing infrastructure. We have shown cost savings on domestic long distance and International calls. Our gateway technology enables both off-net termination of calls as well as establishing on-net calling for global organizations.

     As of October 2000, we have agreements in place with 25 Fortune 500 companies and seven mid-market companies. Our prospects for the immediate future indicate that our sales will increase.

CUSTOMER SERVICE

     As part of our goal to attract and retain customers, we offer live customer support in multiple languages. As of July 31, 2000, we had approximately 289 employees in technical support and customer service who offer customer service support 24 hours a day. Customer services can be reached from anywhere in the world currently using either our toll-free number, where available, or our Web-based Internet telephony services. The customer support staff provides technical assistance, as well as general service assistance, for all of our products and services. We also offer customer support via e-mail and fax. Our integrated customer billing software and call management system provide our customer support staff with immediate access to user accounts, calling patterns and billing history, thereby enhancing the quality of service provided to our customers. In addition, our international resellers typically provide their own front-line customer support. We have also signed agreements with international call centers and two other domestic centers.

TECHNOLOGY

  PC-to-Phone Software

     Our PC2Phone software has won various industry awards. The installation process is wrapped in the industry-standard "Install Shield" product. During installation, the Net2Phone "wizard" verifies that the user's microphone and speakers are properly set for Internet telephony. The software also links to a service registration web site that allows the customer to quickly register for paid time with the product. Our software has a preferences dialog to enable customization. These preferences allow the user to customize specific properties, access and modify customer account information, program and use speed dialing and verify rates.

     Our PC2Phone software has gone through various new releases, each improving upon our Internet telephony capabilities. The software is a Windows-compliant, 32-bit application written in a high-level PC language. The code is extendible allowing us to add new functionality, yet is relatively compact. The software is broken into two pieces: an Application Interface Engine and an Internet telephony calling engine.

     The software is flexible and customizable. The user interface supports custom interface "skins" for modifying the user interface. The software supports voice email by allowing users to record and play sound files and delivering them as voice email attachments. The software includes a PC Fax printer driver to allow faxing from the PC desktop through the Net2Phone network. The software includes support for displaying advertisements on various sections of the user interface. The newest version of our software will support Buddy Lists for building online calling communities. We expect this to be released in December 2000.

     We also have developed a software development kit allowing other companies to integrate their products with our PC2Phone software. For example, our Internet telephony calling engine is the core technology used in Microsoft's MSN Messenger product, AOL's ICQ product, Yahoo!'s Pager product, and AOL's AIM product. This integration enables Internet telephony service to be deployed throughout the world through robust Internet software distribution channels.

     We are developing a version of our PC2Phone software for modern Apple Macintosh systems such as the iMac. We expect this to be released in December 2000.

  Call Management System

     To maintain our leadership position in the Internet telephony market, we believe that reliable and flexible billing, information management, monitoring and control systems are critical. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key elements of this system include:

     - Customer Provisioning. The system provides automated online customer registration and customer registration through call centers and resellers. It also provides online credit card authorization and batch billing capabilities that streamline customer registration. A special remote access application program allows other people access to our database, enabling sophisticated partners to remotely service customers through our system, and to tie our system directly to their own business systems. This remote capability includes remote account management and continuous real-time call detail and billing information. Additionally, the system makes customer account records readily available to call center representatives in the event of customer billing problems.

     - Customer Access. Our system allows customers to access their billing records independently online without the need to contact customer service representatives.

     - Fraud Control. Fraud detection and prevention features include caller authentication, prevention of multiple simultaneous calls using the same account, PIN code verification and call duration timers. We also generate reports on suspicious calling patterns to detect caller registration fraud. We routinely scan for fraudulent content before credit card purchases are allowed.

     - Network Security. We use firewalls to prevent attacks on our network and also sophisticated techniques to safeguard sensitive database information. We also encrypt call requests and portions of the call to prevent "network sniffers" from unauthorized access to data.

     - Call Routing. Our network management system identifies and routes calls to the most efficiently priced carrier. The system also automatically routes calls around links or servers that are experiencing problems, have failed or have been manually taken out of service for maintenance or upgrades. This system provides remote administration facilities for maintaining routing tables and system monitoring.

     - Monitoring. The management system provides for real-time monitoring of all call information. We are able to track potential problems such as too many short calls on a server or a low call completion percentage. The system also provides remote management that allows partners to monitor and manage their own accounts.

     - Reliability. We maintain three separate network operations centers in Hackensack, New Jersey, Piscataway, New Jersey and Newark, New Jersey. These facilities house redundant equipment and have the ability to track calls simultaneously. This redundant system gives our network a high degree of reliability, enabling each network operations center to serve as a back-up to the other.

     - Detailed Call Records. The management software maintains detailed records for each call, including the account number of the caller, the caller's phone number, access number used, the point at which the call enters and exits our network, the account owner, the calling party, the server/service phone number, the number of the called party, a running account balance and rate and billing information, including surcharges.

THE NET2PHONE NETWORK

     Through an agreement with IDT, we lease capacity on an Internet network comprised of leased high-speed fiber optic lines connecting 8 major cities across the United States and leased high-speed fiber optic lines connecting smaller cities to the network. The network backbone uses state-of-the-art hardware including Cisco Series 7000 routers and Nortel Passport switches. Our high-speed backbone connects traffic at 4 major public Internet exchange points and is also facilitated by a growing number of private peering or exchange points with other networks. Through peering arrangements, we exchange Internet traffic with 25 other Internet backbone providers at these points. We operate IDT's network, one of the largest Internet access networks, providing local dial-up access through 36 locations. Our Internet network also includes more than 700 additional network access locations owned by local and regional Internet service providers.

     We are able to provide service in areas where we do not have dial-up equipment by using call-forwarding technology to expand our coverage areas by increasing the total number of local access numbers. We have been consolidating multiple access points into central "Super Point of Presence" locations. For example, one Super Point of Presence in New Jersey can supply local access for the entire state of New Jersey.

     We seek to retain flexibility by using dynamic call routing alternatives. This approach is intended to enable us to take advantage of the rapidly evolving Internet market to provide low-cost service to our customers. Accordingly, our network employs an "Open Shortest Path First" protocol that promotes efficient routing of traffic. Additionally, we have placed redundant hardware for reliability in high traffic areas to minimize loss of data packets. Each network data exchange point employs hardware to direct network traffic and a minimum of two dedicated leased data lines to increase reliability.

     We manage our network hardware remotely. It is compatible with a variety of local network systems around the world. We believe our Internet telephony network can currently support approximately 12,000 simultaneous calls. We believe our systems are scalable to 4 times their current capacity through the purchase and installation of certain additional hardware. To date, the highest number of simultaneous calls serviced by our network was approximately 9000 on October 15, 2000.

THE NETWORK OPERATIONS CENTER

     Our Network Operations Center, located in Hackensack, New Jersey and Newark, New Jersey, employs a staff of 70 people. There are 2 groups that work within the network operations center, the network analysis group and the Internet telephony monitoring group. Both groups have 24 hours per day, 7 days per week coverage to respond quickly to any issues.

     The network analysis group works around the clock monitoring network issues, handling customer requests, repairing outages and solving security problems. Our monitoring group oversees a nationwide real-time network analysis map, which notifies our staff of network errors. They also use software we developed to monitor our hardware around the world. This group can dynamically turn on or turn off equipment and re-route Internet telephony traffic, as necessary.

     There is also a complete voice engineering group, network engineering group and t-circuit provisioning group, to augment our operational abilities.

CUSTOMERS

     We have a diverse, global customer base. As of July 31, 2000, approximately 38 percent of our customers were based outside of the United States. As of July 31, 2000, we served over 1,179,000 active customers who had used our services during the preceding 3 months. Additionally, as of July 31, 2000, we had signed agreements with 7 International Telecommunications Operators. As of August 2000, we had two agreements with DSL providers. As of October 2000, we have Enterprise agreements in place with 25 Fortune 500 companies and mid-market companies. In addition, as of October 10, 2000, we had installed the Click2Talk service on approximately 30,000 commercial Web sites.

COMPETITION

  Long Distance Market

     The long distance telephony market and, in particular, the Internet telephony market, is competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include MCI WorldCom and Sprint in the United States and foreign telecommunications carriers. Although we have forged a strategic partnership with AT&T, to some extent AT&T still provides competing services.

     Some of our competitors may have greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our competitive advantages is the ability to route calls through Internet service providers, which allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of an Internet service provider could force us to increase prices and offer rates that are comparable to traditional telephone call providers.

  Web-Based Internet Telephony Services

     As consumers and telecommunications companies have come to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     - Internet Telephony Service Providers. During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. In addition to us, AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom), HearMe, Phonefree, and Dialpad provide a range of voice over the Internet services. These companies offer PC-to-phone or phone-to-phone services that are similar to the services we offer. Some companies, including AT&T Jens and OzEmail, offer these services within limited geographic areas. Additionally, a number of companies have recently introduced Web-based voice-mail services and voice-chat services to Internet users.

     - Software/Hardware Providers. Many companies produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. These products generally require each user to have compatible software and hardware equipment and rely on the public Internet for the transmission of traffic, which often results in reduced quality of communications. Representative companies include VocalTec and Netspeak. We believe VocalTec's software and hardware are unable to handle large numbers of simultaneous calls and that Netspeak focuses on delivering solutions targeted at traditional call centers that require significant customization.

     - Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, may currently maintain, or may in the future maintain, packet-switched networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development and therefore may enhance the quality and acceptance of the transmission of voice over the Internet. However, many of these companies are new to the Internet telephony market and may not build brand recognition among consumers for these services. These companies also may not have the range of product and service offerings that is necessary to independently provide a broad set of voice-enabled Web services.

     - Network Hardware Manufacturers. Several of the world's major providers of telecommunications equipment, such as Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel) have developed or plan to develop network equipment to use in connection with the provision of voice over the Web services, including routers, servers and related hardware and software. By developing this equipment, these manufacturers may exert substantial influence over the technology that enables transmission of voice over the Web, and they may develop products that facilitate the quality and timely roll-out of these networks. However, these companies are dependent upon the operators of Internet telephony networks to purchase and install their equipment into their networks. They are also dependent upon the developers of hardware and software to market their systems to end users. Cisco currently manufactures Internet telephony equipment for low to medium scale networking but does not manufacture high-end Internet telephony equipment for large networks. In September 2000, we created Adir Technologies, a separate company to which we contributed certain assets and which has been funded by Cisco Systems, SOFTBANK and IDT to focus on IP network management software. By creating Adir, we will commercialize our network management software. Adir currently intends to market its products to service providers and telecommunications companies, as well as equipment manufacturers looking to migrate voice traffic to IP networks. Lucent has co-developed with VocalTec a set of industry standards that have been adopted by major competitors and is currently marketing Internet telephony hardware, including servers that allow the transmission of calls and faxes over the Internet. Lucent also offers related support products, such as billing centers and "Internet call centers," which allow Internet access and conversation with a customer support agent on a single line.

     - Voice-Enabled Online Commerce Providers. Several providers apply Internet telephony technologies in connection with e-commerce transactions. These providers compete with services of ours such as Click2Talk by integrating voice communications into commercial Web sites. These competitors include HearMe, Lipstream and USA Global Link, which introduced its Instant Call service in 1998, a system that permits voice communications between a customer on the Web and customer service representatives. In addition, AT&T's Inter@active Communications group of services integrates voice into the Web, including AT&T Chat'N Talk, a voice-enabled chat service, and Click2Dial Conferencing Services, which initiates and manages conference calls.

RESEARCH AND DEVELOPMENT

  Strategic Research and Development

     At our research and development centers in Lakewood, New Jersey and Newark, New Jersey, we employ 30 engineers, whose specialties include software, hardware, switching, Internet security, voice compression, protocols, Web applications, PC development, interactive voice response systems, VoiceXML, speech recognition, speech applications, broadband technologies, engineering real-time online transactions, billing network and call management. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Current research and development activities include the following:

     - enhancements to our PC-to-phone software to increase functionality;

     - encapsulation of our PC-to-phone software as an OEM engine product;

     - porting of our PC-to-phone software to other operating system platforms;

     - enhancements to our call processing platform to increase scalability and performance;

     - enhancements to our billing platforms to increase scalability and performance;

     - development of a calling application platform to host interactive voice response and VoiceXML applications;

     - development of speech enabled calling applications;

     - multiprotocol voice-over-IP support to embrace multiple voice-over-IP calling devices and platforms; and

     - protocol support for IP calling software, devices and broadband initiatives.

     Our future success will depend, in part, on our ability to improve existing technology and develop new products and services that incorporate leading technology.

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As we have completed our software development concurrently with the establishment of technological feasibility, we have begun capitalizing these costs. Software development costs are our only research and development expenditures. For the years ended July 31, 2000, 1999 and 1998, research and development costs totaled approximately $4,692,000, $757,000 and $481,000, respectively.

REGULATION

  Regulation of Internet Telephony

     The use of the Internet to provide telephone service is a relatively recent market development. The Federal Communications Commission (FCC) currently does not impose surcharges or traditional common carrier regulation upon providers of Internet telephony.

     On April 10, 1998, the FCC issued a report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that although it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. The FCC indicated that it would weigh the extent to which phone-to-phone Internet telephony providers could be considered "telecommunications carriers" such that they would be subject to universal service contribution requirements. The FCC also indicated, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as "telecommunications carriers."

     If the FCC were to determine that certain Internet telephony services are subject to FCC regulation as telecommunications services, it may require providers of Internet telephony services to make universal service contributions, pay access charges, or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. To date, however, the FCC has not initiated a proceeding to examine these issues.

     In September 1999, the FCC released a Notice of Inquiry that requested comment on the regulatory status of Internet telephony for purposes of considering the access to telecommunications afforded to persons with disabilities. The FCC requested, in part, that comments address whether Internet telephony service generally, and phone-to-phone service in particular, may be regulated as a basic telecommunications service. To date, the Commission has not issued any policy directive or adopted any regulations addressing these issues.

     The FCC also sets the access charges on traditional telephony traffic. In May 2000, the Commission adopted a proposal set forth by a coalition of traditional telephone companies that lowered the accessed charges paid by long distance companies and reduced, and in some cases eliminated, a number of implicit subsidies within the access charge regime that are passed-through to end-user customers. When implemented, this proposal could reduce the cost of traditional long distance telephone calls, thereby decreasing our competitive pricing advantage.

     Although the FCC to date has determined that providers of Internet services should not be required to pay interstate access charges, it may reconsider this decision. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Similarly, the FCC could conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of access charges or universal service contributions may increase our costs of serving dial-up customers.

     Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase our costs of providing service. For example, the FCC determined on a preliminary basis that subscriber calls to Internet service providers should be classified for jurisdictional purposes as interstate calls. This determination could affect a telephone carrier's costs for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers. The FCC is currently considering mechanisms to achieve cost-based compensation for the termination of calls made to Internet services providers. Meanwhile, state agencies are making specific determinations based upon the contractual relationships governing traditional telecommunications carriers regarding whether carriers are entitled to reciprocal compensation on Internet bound calls. If new compensation mechanisms increase carriers' costs of terminating calls to Internet service providers or if some states rule that compensation is not due for such calls, then the affected carriers could compensate by increasing the price of service to Internet service providers, thereby raising the cost of Internet access to consumers.

     In September 2000, the FCC released a Notice of Inquiry to address what regulation, if any, should apply to providers of high-speed Internet access services, including cable modem services and xDSL based services.

If the FCC were to limit the Internet service providers that are permitted to offer services through cable modems or xDSL based services, then it could limit the availability of certain types of Internet services. Similarly, if the FCC were to impose traditional common carrier regulations upon providers of cable Internet access services, then the consumer cost of Internet access could increase, thus affecting the entire market for Internet services.

     Access to our services may also be limited in foreign countries where laws and regulations otherwise do not prohibit voice communication over the Internet. For example, access to some of our services has been blocked in certain countries by government-controlled telecommunications companies, thus preventing our customers from originating certain types of calls in these countries. In such cases, we have and will continue to negotiate agreements to continue to provide our services, and we intend to do the same as similar situations arise. No assurances, however, can be given that we will be successful in such negotiations or that we will be able to provide alternative means of access to our service that will not be blocked by government-controlled telecommunications companies.

     The European Commission recently requested public comment in order to review a 1998 notice by the Commission of the Status of Voice on the Internet under European Community law. In doing so, the European Commission stated that it "intends to confirm that Internet telephony still continues to fall outside the definition of voice telephony." If the Commission were to determine otherwise, however, it could impose regulatory restrictions upon Internet telephony, which could have material adverse effects upon our business, financial condition, and results of operations.

     The International Telecommunications Union (ITU) has announced the third World Telecommunications Policy Forum, to be held in March 2001, to address the economic, policy, and regulatory implications of Internet telephony for member nations and, in particular, developing nations. If the ITU World Policy Forum encouraged member nations to adopt regulatory programs that restrict or prohibit the provision of voice communications over the Internet, our business, financial condition, and results of operations could be materially adversely affected.

     To our knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If Congress, the FCC, state regulatory agencies, or foreign governments begin to regulate the Internet telephony industry, such regulation may materially adversely affect our business, financial condition, or results of operations.

  Regulation of the Internet

     Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations, and financial condition.

     Additionally, the FTC has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform with any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

     The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in European Union member countries and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries.

     In October 2000, the World Telecommunications Standardization Assembly, an international standards-setting body, issued a proposal under which U.S. providers of Internet backbone services would be required to compensate foreign telecommunications providers for the costs of carrying Internet traffic generated in the United States. If adopted, the proposal would require Internet backbone providers to enter into reciprocal agreements to compensate each other for the costs of carrying each others' Internet traffic. Such a requirement could result in an increase in the price of Internet access and other services.

     If Congress, the FCC, state regulatory agencies, or foreign governments begin to regulate markets for all types of Internet services, such regulation could increase the cost of Internet services and, therefore, could affect our business, financial condition, or results of operations.

INTELLECTUAL PROPERTY

     Our performance and ability to compete depend in part, on our proprietary and licensed technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. Our employees are bound by confidentiality agreements. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

     We currently have 5 U.S. patent applications pending; none have been issued to date. We have been granted patents in Taiwan and Singapore for "Method and apparatus for transmitting and routing voice telephone calls over a packet-switched computer network." We own eighteen (18) registered trademarks in the United States and 3 foreign registered trademarks. We are currently engaged in a worldwide program to file trademark applications throughout the world for our "net2phone" and "Y@P/YAP" marks.

     There can be no assurance that we will be able to secure significant protection for all of our marks world wide. Competitors of ours or others may adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Trademark oppositions have been filed against us challenging our registration of the mark NET2PHONE in Argentina, Chile, Colombia, Guatemala, Paraguay, Peru and Venezuela which we are prosecuting.

     To the extent trademark rights are acquired through registration in countries outside the United States, we may not be able to protect our marks or assure that we are not infringing other parties' marks in those countries. Moreover, although we have taken steps to commence the registration of "net2phone" as a domain name with the various international registries, we cannot be assured that this will be successful in all locations.

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

     We have received correspondence from a company, NetPhone Inc., in 1996 claiming that our use of the mark "Net2Phone" in connection with Internet telephony services infringes that company's "NetPhone" registered trademark and requesting that we cease and desist from using the "Net2Phone" mark. We responded by denying any infringement. No legal proceedings have been commenced against us with respect to this matter. There can be no assurance that the existence of this entity's claim, will not materially adversely affect our business.

     We have also received correspondence from a company, Wireless Application Protocol Forum Ltd., in June 2000, claiming that our use of the trademarks, Y@P, Y@P GEAR and Y@P TIME infringes on that company's use of the W@P mark. They have requested that we cease and desist using the Y@P marks. We have responded by denying any infringement. No legal proceedings have been commenced against us with respect to this matter. There can be no assurance that the existence of this entity's claim or its business will not materially affect our business.

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

     We believe that we do not infringe upon the patent rights of any third party. However, on February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We intend to defend the lawsuit vigorously. We have filed an answer and the litigation is in the early stages of discovery. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

     It is possible that other patent infringement claims might be asserted successfully against us in the future. Our ability to make, use, sell or offer for sale our products and services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the patents of others or have licensed all such rights. We are aware that patents have recently been granted to others based on fundamental technologies in the Internet telephony area. In addition, we are aware of at least one other patent application involving potentially similar technologies to our own which if issued could materially adversely affect our business. Because patent applications in the Unites States are not publicly disclosed until issued, other applications may have been filed which, if issued as patents, could relate to our services and products. However, foreign patent applications do publish before issuance.

     We are aware of several such publications that relate to Internet telephony. One such published application claims as an inventor a previous consultant to IDT and has been assigned to another company. Issuance of a patent or patents from this application could materially adversely affect our ability to operate.

     A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, each of which could materially adversely affect our ability to operate.

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

EMPLOYEES

     As of July 31, 2000, we had approximately 541 full-time and 45 part-time employees, including approximately 289 in technical support and customer service, 160 in marketing and sales, 35 in management and finance, 40 in operations, and 62 in research and development. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

REVENUES AND ASSETS BY GEOGRAPHIC AREA

     For the year ended July 31, 2000, 34%, or $24.6 million of our revenue was derived from international customers, and 66%, or $47.8 million from customers in the United States. All our long-lived assets are located in the United States, with the exception of our recently acquired Aplio assets which are primarily located in Sarcelles, France.

     We face certain risks inherent in doing business on an international basis, including:

     - changing regulatory requirements, which vary widely from country to country;

     - action by foreign governments or foreign telecommunications companies to limit access to our services;

     - increased bad debt and subscription fraud;

     - legal uncertainty regarding liability, tariffs and other trade barriers;

     - political instability; and

     - potentially adverse tax consequences.

EXECUTIVE OFFICERS

     The following are the executive officers of Net2Phone as of October 19, 2000:

                                               EXECUTIVE
NAME                                  AGE    OFFICER SINCE           PRESENT OFFICE
----                                  ---    -------------    -----------------------------
Howard S. Balter....................  38     1999             Chief Executive Officer
David Greenblatt....................  48     1999             President and Chief Operating
                                                              Officer of Adir Technologies
Ilan S. Slasky......................  30     1999             Chief Financial Officer
Stephen M. Greenberg................  56     2000             Chairman of the Office of the
                                                              President
Glenn J. Williams...................  37     1999             General Counsel and Secretary
Jonathan Rand.......................  37     1999             Executive Vice President
Jonathan Reich......................  34     1999             Executive Vice President
Morris Berger.......................  41     1999             Chief Marketing Officer
Jeffrey Skelton.....................  34     2000             Chief Technology Officer

     Howard S. Balter has been our Chief Executive Officer since January 1999, and our Vice Chairman of the Board of Directors since May 1999. Mr. Balter also served as our Treasurer from October 1997 to July 1999. Prior to his employment with us, Mr. Balter was IDT Corporation's Chief Operating Officer from 1993 to 1998 and Chief Financial Officer from 1993 to 1995. Mr. Balter was a director of IDT Corporation from December 1995 to January 1999 and Vice Chairman of IDT Corporation's board of directors from 1996 to 1999. From 1985 to 1993, Mr. Balter operated his own real estate development firm.

     David Greenblatt has been the President and Chief Operating Officer of our subsidiary, Adir Technologies, since September 2000. Prior to that time, Mr. Greenblatt was our Chief Operating Officer since January 1999. Between January 1998 and January 1999, Mr. Greenblatt served as IDT Corporation's Vice President of Networks, during which time he was primarily responsible for the operations of Net2Phone. Prior to his employment with IDT Corporation in January 1998, Mr. Greenblatt was Senior Vice President of Research and Development for Nextwave Communications from 1996 to 1997. From January 1984 to August 1996, Mr. Greenblatt was a principal of Financial Technologies, Inc., where he managed the process of software conversion for large and medium-sized businesses. From January 1980 to December 1984, Mr. Greenblatt was an information technologies consultant for various money center banks. From 1970 to 1980, Mr. Greenblatt lectured in the areas of Computer Science and Mathematics at Queens College, New York University, Hunter College and Pace University.

     Ilan S. Slasky has been our Chief Financial Officer since January 1999. Prior to his employment with us, Mr. Slasky was IDT Corporation's Executive Vice President of Finance from December 1997 to January 1999, IDT Corporation's director of carrier services from November 1996 to July 1997 and IDT Corporation's Director of Finance from May 1996 to November 1996. From 1991 to 1996, Mr. Slasky worked for Merrill Lynch in various areas of finance, including risk management, fixed income trading and equity derivatives.

     Stephen M. Greenberg is presently our Chairman of the Office of the President. Mr. Greenberg practiced law for 32 years prior to joining Net2Phone. His legal career began in Newark, New Jersey in 1968. He served as Executive Assistant to the United States Attorney for the District of New Jersey from 1969 to 1971. Before joining Net2Phone, Mr. Greenberg was a Founder and Senior Partner in the New Jersey law firm of Stern & Greenberg. Mr. Greenberg has received many honors including one for Outstanding Personal Achievement from the New Jersey Bar Association. He is also the Commissioner of the New Jersey Public Broadcasting Authority and a member of the New Jersey Israel Commission.

     Glenn J. Williams has been our General Counsel and Secretary since October 1999. As our chief legal officer, Mr. Williams is responsible for our domestic and international legal activities. Prior to joining us, Mr. Williams served as Associate General Counsel to IDT Corporation since 1998. Prior to joining IDT, Mr. Williams served as Associate General Counsel to a privately held company and worked for a number of years as an attorney in private practice, including representing the New Jersey Sports and Exposition Authority from 1994 to 1997. Prior to becoming a lawyer, Mr. Williams worked for a number of years in a sales capacity for commercial contracting firms.

     Jonathan Rand has been our Executive Vice President -- International Sales since January 1999, Treasurer since July 1999 and a key employee since January 1998. Prior to joining us, Mr. Rand was a member of IDT Corporation's senior management from 1992 to January 1999, including service as Senior Vice
President -- International Sales and Senior Vice President -- Finance. Additionally, Mr. Rand is a co-founder and director of the International Internet Association. Prior to joining IDT Corporation, Mr. Rand operated his own magazine publishing business from 1986 to 1992 and was employed by Procter & Gamble from 1985 to 1986 in Brand Management.

     Jonathan Reich has been our Executive Vice President -- Marketing and Corporate Development since January 1999. Prior to his employment with us, Mr. Reich was IDT Corporation's Senior Vice President of Advertising, Marketing and Business Development in charge of strategic relationships for both us and IDT Corporation from June 1997 to December 1998 and IDT Corporation's director of advertising from January 1995 to November 1997. From 1992 to 1993, Mr. Reich worked for Sanford Bernstein & Co. as an associate analyst. Prior to this, Mr. Reich was an internal consultant for Morgan Stanley & Co.

     Morris Berger has been our Chief Marketing Officer since December 1999. Prior to that Mr. Berger served as Vice President of Creative Services. Mr. Berger served as Chief Executive Officer of Multi-Media Tutorial Services, Inc. from 1995 to 1999.

     Jeffrey Skelton has been our Chief Technology Officer since September 2000 and a key employee since December 1997. Prior to his employment with us, Mr. Skelton was a principal technical staff member and a software engineer at AT&T Corp. from 1988 to December 1997.

ITEM 2.  PROPERTIES

     Our primary facility is our headquarters and executive offices located on 4 floors at 520 Broad Street, Newark, New Jersey. The lease requires monthly payments of $255,417.25 and expires on May 31, 2010. We lease space for some computer equipment in Piscataway, New Jersey. The Piscataway lease is $14,400 per month. We also lease office space at 1255 Route 70, Lakewood, New Jersey for our research and development center. This lease expires on November 30, 2002 and requires us to make monthly rental payments of $11,408.11. Customer service and technical support are located on four floors at 218 Main Street, Hackensack, New Jersey. The monthly rent is $13,634.25 and the lease expires on September 30, 2004. We lease space at 294 State Street, Hackensack, New Jersey. The monthly rent is $5,600 and the lease expires on February 28, 2002. We have an office in San Francisco, California that we lease for $5,700 per month. Our subsidiary, Net2Phone Global B.V., has an office in Warsaw, Poland. The three offices of another subsidiary, Aplio, SA., are located in Sarcelles, France, San Mateo, California and Israel.

     We believe that our facilities are suitable and adequate for our business for the forseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We intend to defend the lawsuit vigorously. We have filed an answer and the litigation is in the early stages of discovery. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended July 31, 2000, the following items were submitted for the approval of our security holders at a Special Meeting of Stockholders held on July 6, 2000:

     - an amendment to our Certificate of Incorporation to increase the authorized shares of Class A common stock from 33,924,250 to 37,924,250:

                                       VOTES FOR     VOTES AGAINST    ABSTENTIONS
                                       ----------    -------------    -----------
                Class A Common Stock:  29,040,250         4,500              0
                        Common Stock:  13,209,939       178,161         11,150

     - an amendment to our Certificate of Incorporation to increase the maximum number of directors who may serve on our board of directors from 11 to 13:

                                       VOTES FOR     VOTES AGAINST    ABSTENTIONS
                                       ----------    -------------    -----------
                Class A Common Stock:  29,040,250        4,500               0
                        Common Stock:  13,297,869       84,991          16,390

     - an amendment to the Net2Phone, Inc. 1999 Amended and Restated Stock Option and Incentive Plan to increase the number of shares authorized for issuance from 11,040,000 to 14,940,000:

                                       VOTES FOR     VOTES AGAINST    ABSTENTIONS
                                       ----------    -------------    -----------
                Class A Common Stock:  29,040,250          4,500             0
                        Common Stock:  10,707,282      2,650,330        41,638

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock has traded on the Nasdaq National Market under the symbol "NTOP" since July 29, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                                  FISCAL 1999
                                                              -------------------
                                                               HIGH        LOW
                                                              -------    --------
Fourth Quarter (July 29 and July 30 only)...................  $27.38     $26.56

                                                                  FISCAL 2000
                                                              -------------------
                                                               HIGH        LOW
                                                              -------    --------
First Quarter...............................................  $92.625    $     15.00
Second Quarter..............................................   76.5            40.0625
Third Quarter...............................................   68.375          34.375
Fourth Quarter..............................................   47.875          22.5

     On October 24, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $19.375 per share.

HOLDERS

     As of October 24, 2000, we had approximately 602 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDEND POLICY

     We have not paid any dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 31, 2000, we issued and sold to Yahoo! approximately 2.8 million shares of our common stock in exchange for approximately 806,000 shares of Yahoo! common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On August 11, 2000, we completed a sale of 4,000,000 shares of our Class A common stock to a subsidiary of AT&T Corp. for an aggregate purchase price of $300 million. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In August 2000 we issued 582,749 shares of our common stock which were valued at $35.50 per share as a portion of the consideration we used to acquire all of the outstanding capital stock of Aplio, S.A. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

     On December 1, 1999, we completed a secondary public offering of 7,245,000 shares of common stock at a price of $55.00 per share. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S-1 (File Number 333-90317), which became effective on December 1, 1999. Selling stockholders sold 3,845,000 shares and we sold 3,400,000 shares of common stock. Our proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $177.4 million. The managing underwriters for the offering were Hambrecht & Quist, Donaldson, Lufkin & Jenrette and Deutsche Banc AlexBrown. We expect to use the proceeds from the offering for:

     - developing and maintaining strategic Internet relationships;

     - advertising and promotion;

     - research and development;

     - upgrading and expanding our network; and

     - general corporate purposes, including working capital and acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the period from January 2, 1996 (inception) to July 31, 1996, fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000 and the balance sheet data as of July 31, 1996, 1997, 1998, 1999 and 2000 are derived from our consolidated financial statements.

                                         PERIOD FROM
                                         JAN. 2, 1996                   FISCAL YEAR ENDED JULY 31,
                                        (INCEPTION) TO   --------------------------------------------------------
                                        JULY 31, 1996       1997          1998           1999           2000
                                        --------------   -----------   -----------   ------------   -------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Service Revenue.....................   $        --     $        --   $10,490,972   $ 32,648,305   $  61,253,096
  Product Revenue.....................            --              --     1,515,000        608,152      11,148,094
                                         -----------     -----------   -----------   ------------   -------------
    Total revenue.....................            --       2,652,303    12,005,972     33,256,457      72,401,190
                                         -----------     -----------   -----------   ------------   -------------
Costs and expenses:...................            --              --
  Service cost of revenue, excluding
    depreciation......................            --              --     6,576,523     17,554,074      34,700,401
  Product cost of revenue, excluding
    depreciation......................                                     272,236        263,936       6,286,392
                                         -----------     -----------   -----------   ------------   -------------
    Total Direct Costs of revenue.....            --       1,553,443     6,848,759     17,818,010      40,986,793
  Selling and marketing...............        34,468          76,724     2,887,766      8,828,167      68,677,169
  General and administrative..........       465,015       2,599,283     5,087,628     10,836,072      36,321,177
  Depreciation and amortization.......         8,275         120,500       726,508      2,316,545       6,804,412
  Compensation charge from the
    issuance of stock options.........            --              --            --     17,919,541      48,124,333
                                         -----------     -----------   -----------   ------------   -------------
    Total costs and expenses..........       507,758       4,349,950    15,550,661     57,718,335     200,913,884
                                         -----------     -----------   -----------   ------------   -------------
Loss from operations..................      (507,758)     (1,697,647)   (3,544,689)   (24,461,878)   (128,512,694)
Interest expense......................            --              --            --       (430,753)       (354,379)
Interest income.......................            --              --            --        187,439      10,027,194
Other income..........................            --              --            --                        505,874
                                         -----------     -----------   -----------   ------------   -------------
Net loss..............................      (507,758)     (1,697,647)   (3,544,689)   (24,705,192)   (118,334,005)
Redeemable preferred stock
  dividends...........................            --              --            --    (29,219,362)             --
                                         -----------     -----------   -----------   ------------   -------------
  Net loss available to common
    stockholders......................   $  (507,758)    $(1,697,647)  $(3,544,689)  $(53,924,554)  $(118,334,005)
                                         ===========     ===========   ===========   ============   =============
  Net loss per common share -- basic
    and diluted.......................   $     (0.02)    $     (0.06)  $     (0.12)  $      (1.73)  $       (2.29)
                                         ===========     ===========   ===========   ============   =============
Weighted average number of common
  shares used in calculation of basic
  and diluted net loss per common
  share(1)............................    27,864,000      27,864,000    30,186,000     31,236,415      51,738,918
                                         ===========     ===========   ===========   ============   =============

                                                                    JULY 31,
                                       -------------------------------------------------------------------
                                         1996         1997           1998          1999           2000
                                       ---------   -----------   ------------   -----------   ------------
BALANCE SHEET DATA:
Cash, cash equivalents, and
  marketable securities..............  $      --   $        --   $     10,074   $20,379,048   $249,294,250
Working capital (deficit)............   (681,532)   (3,104,830)   (11,149,553)    6,303,452    106,371,979
Total assets.........................    174,674       916,025      6,975,108    50,816,891    411,728,433
Accounts payable to IDT..............    681,532     2,960,429     11,814,988     3,735,395      4,883,111
Loan payable to IDT..................         --            --             --    14,000,000             --
Total stockholders' (deficit)
  equity.............................   (507,758)   (2,205,305)    (5,649,994)   (4,062,867)   331,886,546

---------------
(1) After giving retroactive effect to the 3-for-1 stock split on June 25, 1999.

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

OVERVIEW

     We began our operations in November 1995, launched our first Net2Phone product in July 1996, and were established as a separate subsidiary of IDT in October 1997. We have incurred net operating losses since inception and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts. As of July 31, 2000, we had an accumulated deficit of approximately $148.8 million.

     We recognized significant charges relating to non-cash executive compensation expense in Fiscal 2000 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options (i) with exercise prices less than market value on the date of grant and (ii) in connection with the adjustment to stock options in connection with the AT&T transactions. With respect to these options, we recognized a charge of approximately $17.9 million in the fourth quarter of fiscal 1999 and $48.1 million in fiscal 2000, and will recognize charges of approximately $15.5 million during fiscal 2001, approximately $12.7 million during fiscal 2002, approximately $1.5 million during fiscal 2003 and approximately $483,000 in fiscal 2004.

     In May 1999, we issued 3,140,000 shares of Series A convertible preferred stock which were converted into 9,420,000 shares of Class A stock at $3.33 per share at the time of our initial public offering. The Series A convertible preferred stock contains beneficial conversion features. The total value of the beneficial conversion features is approximately $75 million. For accounting purposes, the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A convertible preferred stock. We recorded a reduction in net income available to common stockholders in the quarter ended July 31, 1999 of approximately $29.2 million. In connection with the issuance of the Series A convertible preferred stock, we issued warrants to purchase up to 272,400 shares of common stock at an exercise price of $3.33 per share. The fair value of warrants on the date of issuance was $2.1 million. These warrants were exercised to purchase an aggregate of 136,648 shares of common stock at the time of our initial public offering. The fair value of the warrants was recorded as an increase to additional paid in capital and a decrease to the carrying value of the Series A convertible preferred stock. The decrease in the carrying value of the Series A convertible preferred stock will be accreted, with a corresponding reduction of additional paid-in capital, over the period to the initial redemption date in May 2006. At the closing of our initial public offering in August 1999, the balance of the unamortized amount was written off.

     In connection with our distribution and marketing agreement with ICQ, we issued a warrant to America Online to purchase up to 3 percent of our outstanding capital stock on a fully-diluted basis. This warrant will vest in 1 percent increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of our fully-diluted shares on the initial exercise date. If one or more of the revenue thresholds set forth in the warrant are achieved, we will recognize additional non-cash charges in an amount equal to the value of the warrant, as determined at the time that these thresholds are met.

     We offered 6,210,000 shares of our common stock in an initial public offering, which became effective on July 29, 1999. On August 3, 1999 we received net proceeds of approximately $83.8 million from the sale of the 6,210,000 shares at the initial public offering price of $15.00 per share.

     On December 1, 1999, we completed a public offering of 7,245,000 shares of common stock at a price of $55.00 per share. 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. Net proceeds to Net2Phone, after deducting underwriting discounts and commissions and offering expenses were approximately $177.4 million.

  Sources of Revenue

     During fiscal 2000, our revenues were derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment, such as YAP Gear, and services to resellers, IDT and other carriers. Revenue increased approximately 118 percent from $33.3 million for fiscal 1999 to $72.4 million for fiscal 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services and the introduction of our YAP product line of internet telephony devices. Specifically, revenue from services increased approximately 88 percent from approximately $32.6 million for fiscal 1999 to approximately $61.3 million in revenue for fiscal 2000. Revenue from products increased approximately 1,733 percent from approximately $0.6 million for fiscal 1999 to approximately $11.1 million for fiscal 2000. We anticipate that revenue from services will increase in absolute terms as our products become more widely distributed. However, as a percentage of revenue, we expect revenue from these services to decline over the next several years as we begin to market additional products and services and pursue additional sources of revenue. For example, we are selling Web-based advertising and sponsorship positions on our PC client, as well as MSN's instant messenger to leverage our customer reach.

     Approximately 85 percent of our revenue in fiscal 2000 was generated from per-minute charges we charge our customers on a prepaid basis to use our services. During fiscal 2000, approximately 34 percent of our revenue was derived from customers based outside of the United States. As of July 31, 2000, we served over 1,179,000 active customers. We recognize revenue as our customers utilize the balances in their prepaid accounts by placing calls. As such, we have deferred revenue for all unutilized balances in our customers' accounts.

  Cost Structure

     Our costs and expenses include:

     - direct cost of revenue, excluding depreciation and amortization;

     - selling and marketing;

     - general and administrative; and

     - depreciation and amortization.

  Direct Cost of Revenue

     Direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. These costs exclude depreciation and include:

     - amounts paid to other carriers to terminate traffic on a per-minute basis;

     - the cost of leased routers and access servers;

     - telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our network;

     - the costs associated with leased lines connecting our network directly to the Internet or to our operations centers and connecting our operations centers to the Internet;

     - Internet backbone costs, which are the amounts we pay to Internet service providers for capacity; and

     - costs associated with the manufacturing and licensing of equipment.

     We expect our direct cost of revenue to increase in absolute terms over time to support our growing customer base. While some of these costs are fixed, other costs vary on a per minute basis. Therefore, there may be some fluctuation in our direct cost of revenue as a percentage of revenue, particularly as we aggressively expand our network. We try to terminate calls on our own network whenever possible. When we cannot terminate calls on our network, we terminate calls on the network of other suppliers, primarily IDT.

We expect to continue to utilize this process. We also expect the percentage of our traffic that we terminate with IDT will decline in the future as we expand our own network and as we leverage our relationship with AT&T.

     Selling and Marketing. Selling and marketing includes the expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. We expect selling and marketing expenses to increase over time as we aggressively market our products and services. Historically, selling and marketing expenses have been a relatively variable cost and are expected to increase in the near future both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant capital to build brand recognition. Most of our sales and marketing expenses will go toward securing significant and strategic relationships with a variety of Internet companies. Over time, we expect these sales and marketing expenses to decrease as a percentage of revenue.

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

     Depreciation and Amortization. Depreciation and amortization primarily relates to our hardware infrastructure. We depreciate our network equipment over its estimated useful life ranging from five to fifteen years using the straight-line method. We plan to acquire a domestic high capacity network to provide additional capacity to handle the expected increase in customer traffic as our business grows. In addition, we will be adding more network hardware as traffic volumes justify. We expect depreciation to increase in absolute terms as we expand our network to support new and acquired customers, but to decrease as a percentage of total revenue. Amortization includes amortization of intangible assets in connection with our acquisition of Aplio which was completed in July 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain items in our statement of operations as a percentage of total revenue for the periods indicated:

                                                             FISCAL YEAR ENDED JULY 31,
                                                            ----------------------------
                                                             1998      1999       2000
                                                            ------    -------    -------
                                                                     (PERCENT)
Statement of Operations Data:
Revenue:
  Service Revenue.........................................   87.4       98.2       84.6
  Product Revenue.........................................   12.6        1.8       15.4
                                                            -----     ------     ------
     Total revenue........................................  100.0      100.0      100.0
                                                            -----     ------     ------
Costs and expenses:
  Service cost of revenue, excluding depreciation and
     amortization.........................................   54.8       52.8       47.9
  Product cost of revenue, excluding depreciation and
     amortization.........................................    2.2        0.8        8.7
                                                            -----     ------     ------
     Total Direct Costs of revenue........................   57.0       53.6       56.6
  Selling and marketing...................................   24.0       26.5       94.9
  General and administrative..............................   42.4       32.6       50.2
  Depreciation and amortization...........................    6.1        7.0        9.4
  Compensation charge from the issuance of stock
     options..............................................     --       53.9       66.4
                                                            -----     ------     ------
     Total costs and expenses.............................  129.5      173.6      277.5
                                                            -----     ------     ------
Loss from operations......................................  (29.5)     (73.6)    (177.5)
Interest expense..........................................     --       (1.3)      (0.4)
Interest income...........................................     --        0.6       13.8
Other income..............................................     --         --        0.7
                                                            -----     ------     ------
Net loss..................................................  (29.5)     (74.3)    (163.4)
Redeemable preferred stock dividends......................     --      (87.8)        --
                                                            -----     ------     ------
     Net loss available to common stockholders............  (29.5)    (162.1)    (163.4)
                                                            =====     ======     ======

COMPARISON OF FISCAL YEARS ENDED JULY 31, 2000 AND 1999

     Revenue. Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment, such as YAP Gear and services to resellers, IDT and other carriers. Revenue increased approximately 118 percent from $33.3 million for fiscal 1999 to $72.4 million for fiscal 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services and the introduction of our YAP product line of internet telephony devices. Specifically, revenue from services increased approximately 88 percent from approximately $32.6 million for fiscal 1999 to approximately $61.3 million in revenue for fiscal 2000. Revenue from products increased approximately 1,733 percent from approximately $0.6 million for fiscal 1999 to approximately $11.1 million for fiscal 2000 primarily due to the introduction of our line of YAP gear in the third and fourth quarters of 2000. We anticipate that services revenue will increase in absolute terms as our services become more widely distributed. However, as a percentage of revenue, we expect revenue from these services to decline over the next several years as we begin to market additional products and services and pursue additional sources of revenue.

     Direct Cost of Revenue, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Total direct cost of revenue, excluding depreciation and amortization, increased by 130 percent from $17.8 million for fiscal 1999 to $41.0 million in fiscal 2000. As a percentage of total revenue, these costs increased from approximately 53.6 percent for fiscal 1999 to approximately 56.6 percent for fiscal 2000. This increase is primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. As a percentage of revenue, we expect direct cost of revenue to increase as a result of a decline in per-minute charges to customers. We also expect to incur additional costs in connection with the growth of our business, especially in connection with increasing our own network capacity to handle increased traffic volumes which are expected to result from our recent relationships with AT&T, Yahoo!, AOL, and MSN.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 678 percent from approximately $8.8 million for fiscal 1999 to approximately $68.7 million for fiscal 2000. However, we incurred a one-time charge of $27.8 million in the fourth quarter of fiscal 2000 which was associated with our termination of certain marketing agreements with smaller Web properties, which had been important in our initial stage of development as a way of promoting brand awareness and consumer acceptance of our retail services, but have since been rendered superfluous to our marketing plan. As a percentage of total revenue, these costs increased from approximately 26.5 percent for fiscal 1999 to approximately 94.9 percent for fiscal 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with priceline.com, Compuserve, Infospace.com, Yahoo!, Excite, Snap and other strategic partners, as well as the $27.8 million one-time charge. We expect to continue to increase significantly our advertising and marketing expenditures to build additional brand recognition, and to enhance the distribution of our products and services.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, rent and utilities. General and administrative expenses increased approximately 235 percent from approximately $10.8 million for fiscal 1999 to approximately $36.3 million for fiscal 2000. As a percentage of total revenue, these costs increased from approximately 32.6 percent for fiscal 1999 to approximately 50.2 percent for fiscal 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as we continue to build our operations, customer service, marketing and business development functions, the building of our Broadband and Enterprise groups, and adding new office space. Moreover, in absolute terms, our research and development expenses will increase as we hire the additional engineers necessary to continue the development of new products and services. However, these research and development expenses are not expected to significantly increase as a percentage of our total revenue.

     Depreciation and Amortization. Depreciation and amortization increased approximately 194 percent from approximately $2.3 million for fiscal 1999 to approximately $6.8 million for fiscal 2000. As a percentage of total revenue, these costs increased to 9.4 percent in fiscal 2000 from 7.0 percent in fiscal 1999. Depreciation and amortization will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes, as well as the amortization of intangible assets, associated with the acquisition of Aplio.

     Compensation Charge from the Issuance of Stock Options. We recognized $48.1 million of non-cash compensation expense in fiscal 2000 and $17.9 million in fiscal 1999. As a percentage of total revenue, the compensation charge from issuance of stock options was 66.4 percent in fiscal 2000 and 53.9 percent in fiscal 1999.

     Loss from Operations. Loss from operations was approximately $128.5 million for fiscal 2000 as compared to loss from operations of approximately $24.5 million for fiscal 1999. Excluding the non-cash compensation charge and the one time costs described above, our loss from operations for fiscal 2000 and fiscal 1999 would have been $52.6 million and $6.6 million, respectively. This change is due to the substantial increase in both selling and marketing expenses as well as general and administrative expenses we incurred as we expanded our distribution relationships, corporate infrastructure and human resources. We anticipate continued and increasing losses as we pursue our growth strategy.

COMPARISON OF FISCAL YEARS ENDED JULY 31, 1999 AND 1998

     Revenue. Revenue increased approximately 177 percent from approximately $12.0 million in fiscal 1998 to approximately $33.3 million for fiscal 1999. The increase in revenue was primarily due to an increase in minutes of use resulting from additional marketing of our products and services. Specifically, revenue from services increased approximately 211 percent from approximately $10.5 million for fiscal 1998 to approximately $32.6 million in revenue for fiscal 1999. Additionally, revenue from product decreased approximately 60 percent from $1.5 million for fiscal 1998 to approximately $0.6 million in revenue for fiscal 1999.

     Direct Cost of Revenue, Excluding Depreciation and Amortization. Total direct cost of revenue, excluding depreciation and amortization, increased by 160 percent from $6.8 million for fiscal 1998 to approximately $17.8 million for fiscal 1999. As a percentage of total revenue, these costs decreased from approximately 57.0 percent for fiscal 1998 to approximately 53.6 percent for fiscal 1999. This decrease is primarily attributable to improved efficiencies in terminating traffic and utilization of network assets.

     Selling and Marketing. Selling and marketing expenses increased approximately 206 percent from approximately $2.9 million for fiscal 1998 to approximately $8.8 million for fiscal 1999. As a percentage of total revenue, these costs increased from approximately 24.0 percent for fiscal 1998 to approximately 26.5 percent for fiscal 1999. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with Netscape, ICQ, InfoSpace.com, Yahoo!, Excite and other strategic partners.

     General and Administrative. General and administrative expenses increased approximately 113 percent from approximately $5.1 million for fiscal 1998 to approximately $10.8 million for fiscal 1999. As a percentage of total revenue, these costs decreased from approximately 42.4 percent for fiscal 1998 to approximately 32.6 percent for fiscal 1999. This decrease primarily reflects the efficiencies we have begun to realize from leveraging our sales and support infrastructure.

     Depreciation and Amortization. Depreciation and amortization increased approximately 219 percent from approximately $727,000 for fiscal 1998 to approximately $2.3 million for fiscal 1999. As a percentage of total revenue, these costs remained relatively constant in fiscal 1998 and fiscal 1999. This increase is primarily attributable to the increase in capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes.

     Compensation Charge from the Issuance of Stock Options. We recognized $17.9 million of non-cash compensation expense in fiscal 1999 as a result of option grants made in May 1999 and July 1999. As a percentage of total revenue, the compensation charge from issuance of stock options was 53.9 percent in fiscal 1999. No compensation charge from the issuance of stock options was recognized in fiscal 1998.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2000. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                              QUARTER ENDED
                                         -------------------------------------------------------
                                          OCT. 31,       JAN. 31,     APRIL 30,       JULY 31,
                                            1998           1999          1999           1999
                                         -----------    ----------    ----------    ------------
Revenue:
  Service..............................  $ 5,426,429    $7,401,991    $8,929,301    $ 10,890,584
  Product..............................      236,990       100,475       108,071         162,616
                                         -----------    ----------    ----------    ------------
     Total revenue.....................    5,663,419     7,502,466     9,037,372      11,053,200
Costs and expenses:
  Direct cost of revenue...............
  Service cost of revenue..............    3,214,247     3,913,201     4,463,938       5,766,385
  Product cost of revenue..............      139,000        57,303        60,400         203,536
                                         -----------    ----------    ----------    ------------
Total Direct Cost of Revenue...........    3,353,247     3,970,504     4,524,338       5,969,921
Selling and marketing..................    1,299,903     1,691,810     1,754,603       4,081,851
General and administrative.............    1,900,234     2,286,770     3,111,102       3,537,966
Depreciation and amortization..........      338,469       400,584       477,659       1,099,833
  Compensation charge from the issuance
     of stock options..................           --            --            --      17,919,541
                                         -----------    ----------    ----------    ------------
  Total costs and expenses.............    6,891,853     8,349,668     9,867,702      32,609,112
                                         -----------    ----------    ----------    ------------
Income (loss) from operations..........  $(1,228,434)   $ (847,202)   $ (830,330)   $(21,555,912)
Net interest expense...................           --                          --        (243,314)
                                         -----------    ----------    ----------    ------------
Net income (loss)......................  $(1,228,434)   $ (847,202)   $ (830,330)   $(21,799,226)
                                         ===========    ==========    ==========    ============
                                                       AS A PERCENTAGE OF REVENUE
                                         -------------------------------------------------------
Revenue:
  Service..............................         95.8%         98.6%         98.8%           98.5%
  Product..............................          4.2           1.4           1.2             1.5
                                         -----------    ----------    ----------    ------------
  Total revenue........................        100.0         100.0         100.0           100.0
Costs and expenses:
  Direct cost of revenue...............
  Service cost of revenue..............         56.8          52.2          49.4            52.2
  Product cost of revenue..............          2.5           0.7           0.7             1.8
                                         -----------    ----------    ----------    ------------
Total Direct Cost of Revenue...........         59.2          52.9          50.1            54.0
Selling and marketing..................         23.0          22.6          19.4            36.9
General and administrative.............         33.6          30.5          34.4            32.0
Depreciation and amortization..........          6.0           5.3           5.3            10.0
  Compensation charge from the issuance
     of stock options..................           --            --            --           162.1
                                         -----------    ----------    ----------    ------------
  Total costs and expenses.............        121.8         111.3         109.2           295.0
                                         -----------    ----------    ----------    ------------
Income (loss) from operations..........        (21.8)        (11.3)         (9.2)         (195.0)
Net interest expense...................           --            --            --            (2.2)
                                         -----------    ----------    ----------    ------------
Net income (loss)......................        (21.8)%       (11.3)%        (9.2)%        (197.2)%
                                         ===========    ==========    ==========    ============

                                                            QUARTER ENDED
                                     -----------------------------------------------------------
                                      OCT. 31,        JAN. 31,       APRIL 30,        JULY 31,
                                        1999            2000            2000            2000
                                     -----------    ------------    ------------    ------------
Revenue:
  Service..........................  $12,379,956    $ 14,546,160    $ 16,157,012    $ 18,169,968
  Product..........................      756,962         925,651       2,712,789       6,752,692
                                     -----------    ------------    ------------    ------------
     Total revenue.................   13,136,918      15,471,811      18,869,801      24,922,660
Costs and expenses:
  Direct cost of revenue...........
  Service Cost of revenue..........    6,330,498       7,686,848       9,831,614      10,851,441
  Product Cost of revenue..........      503,613         705,208       1,111,498       3,966,073
                                     -----------    ------------    ------------    ------------
Total Direct Cost of Revenue.......    6,834,111       8,392,056      10,943,112      14,817,514
Selling and marketing..............    6,266,476       9,229,220      11,133,197      42,048,276(1)
General and administrative.........    5,707,539       8,010,959       9,779,478      12,823,201
Depreciation and amortization......      850,031       1,126,335       1,559,995       3,268,051(2)
  Compensation charge from the
     issuance of stock options.....    2,930,574       4,410,858       4,368,886      36,414,015
                                     -----------    ------------    ------------    ------------
  Total costs and expenses.........   22,588,731      31,169,428      37,784,668     109,371,057
Income (loss) from operations......   (9,451,813)    (15,697,617)    (18,914,867)    (84,448,397)
Net interest income................    1,086,543       2,555,193       3,148,803       3,388,150
                                     -----------    ------------    ------------    ------------
Net income (loss)..................  $(8,365,270)   $(13,142,424)   $(15,766,064)   $(81,060,247)
                                     ===========    ============    ============    ============
                                                     AS A PERCENTAGE OF REVENUE
                                     -----------------------------------------------------------
Revenue:
  Service..........................         94.2%           94.0%           85.6%           72.9%
  Product..........................          5.8             6.0            14.4            27.1
                                     -----------    ------------    ------------    ------------
  Total revenue....................        100.0           100.0           100.0          100.00
Costs and expenses:
  Direct cost of revenue...........
  Service Cost of revenue..........         48.2            49.7            52.1            43.6
  Product Cost of revenue..........          3.8             4.6             5.9            15.9
                                     -----------    ------------    ------------    ------------
Total Direct Cost of Revenue.......         52.0            54.3            58.0            59.5
Selling and marketing..............         47.7            59.7            59.0           168.7(1)
General and administrative.........         43.4            51.8            51.8            51.5
Depreciation and amortization......          6.5             7.3             8.3            13.1(2)
  Compensation charge from the
     issuance of stock options.....         22.3            28.5            23.2           146.1
                                     -----------    ------------    ------------    ------------
  Total costs and expenses.........        171.9           201.6           200.3           438.9
                                     -----------    ------------    ------------    ------------
Income (loss) from operations......        (71.9)         (101.6)         (100.3)         (338.9)
Net interest expense...............          8.3            16.5            16.7            13.6
                                     -----------    ------------    ------------    ------------
Net income (loss)..................        (63.6)%         (85.1)%         (83.6)%        (325.3)%
                                     ===========    ============    ============    ============

---------------
(1) Includes approximately $28 million of costs incurred to terminate advertising arrangements.

(2) Includes amortization of goodwill from the Aplio acquisition in the amount of $941,019.

     We have experienced growth in total revenue in each quarter since inception, reflecting greater acceptance and usage of our products and services by our expanded customer base. We expect our revenue to grow over time as use of our services increase and our products such as YAP become more popular. However, we may experience declines in average revenue per minute due to competitive pressures, promotions and marketing initiatives, increased commissions paid to our international resellers and increased amounts paid to our strategic partners under existing and future revenue-sharing arrangements.

     Our services revenue has increased in each quarter since inception and, over the last six quarters, has slightly decreased as a percentage of our total revenue. This growth is primarily a result of expanded network coverage to create an increased number of access points for our customers, enhanced service offerings, lower prices and increased selling and marketing efforts to promote our services.

     Our product revenue has also increased in each quarter since January 31, 1999. Growth of our product and service revenue in future periods depends, in part, upon the recently released distribution of our PC-to-phone service through the integration of our PC-to-Phone software in ICQ's, Yahoo!'s, and MSN's instant messaging software and Netscape's Internet browser. Further, any delay by our strategic partners in releasing the next version of their respective products could delay the associated services revenue we could expect to receive from these sources. In addition, other factors could delay our growth of services revenue. These factors may include regulatory or other actions by foreign regulatory agencies or government-controlled telecommunications companies.

     In the quarter ended July 31, 2000, direct cost of revenue as a percentage of revenue accounted for approximately 59.5 percent as compared to approximately
54.0 percent in the quarter ended July 31, 1999. This increase is primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships with major partners such as AOL, Yahoo!, and MSN. Our increased sales and marketing expenses reflect the relationships we have with various online strategic partners with whom we advertise our PC-to-Phone and Phone-to-Phone services, as well as the formation of our Broadband & Enterprise groups, and our acquisition of Aplio. We expect to continue to increase significantly our advertising and marketing expenditures to build additional recognition of our products and services.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2000, we had cash, cash equivalents and marketable securities of approximately $249.3 million and working capital of approximately $106.4 million. In fiscal year 2000, we invested approximately $21.0 million in five companies (plus Yahoo! and WebEx) primarily to enhance strategic relationships and to provide access to emerging technologies in order to strengthen our products and services. We generated negative cash flow from operating activities of approximately $59.2 million during the fiscal 2000, compared with negative cash flow from operating activities of $2.3 million during fiscal 1999. The decrease in cash flow from operating activities was primarily caused by an increase in the net loss before depreciation and amortization and non-cash compensation expense and an increase in prepaid and other assets.

     The Company's capital expenditures increased from approximately $14.5 million in fiscal 1999 to approximately $47.4 million in fiscal 2000, as we expanded our domestic and international network infrastructure.

     Historically, we financed our operations through advances from IDT since our inception in January 1996. In May 1999, we received $29.9 million in net proceeds from the sale of our Series A convertible preferred stock and warrants. We applied a portion of the net proceeds from this sale to repay $8.0 million of the $22.0 million of advances from IDT that were outstanding as of April 30, 1999. The remaining $14.0 million due to IDT was converted into a promissory note in May 1999. The entire principal balance was repaid during fiscal 2000.

     We offered 6,210,000 shares of our common stock in an initial public offering, which became effective on July 29, 1999. On August 3, 1999 we received net proceeds of approximately $83.8 million from the sale of the 6,210,000 shares at the initial public offering price of $15.00 per share.

     On December 1, 1999, we completed a secondary public offering of 7,245,000 shares of common stock at a price of $55.00 per share. Selling stockholders sold 3,845,000 shares and we sold 3,400,000 shares of common stock. Our proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $177.4 million.

     On August 11, 2000, a subsidiary of AT&T Corp. completed its $1.4 billion investment in us. The AT&T subsidiary purchased 4,000,000 newly-issued shares of our Class A common stock for an aggregate purchase price of $300,000,000.

     A portion of the options outstanding under our stock option plan held by our officers and employees contain change of control provisions that gave rise to accelerated vesting as a result of the transactions with AT&T and IDT. The accelerated vesting of stock options due to the transactions resulted in a one-time non-cash charge against earnings in the fourth quarter of fiscal 2000 of approximately $12.5 million. In addition, we previously granted to IDT employees options to purchase our common stock pursuant to our stock option plan. Since the transactions with AT&T and IDT would have caused the options held by IDT employees to terminate, our Board agreed to take all necessary action to ensure that the rights of the employees of IDT under the plan were not terminated or affected in any way as a result of the transactions. The extension of such stock options resulted in a non-cash charge against earnings, prior to the closing of the transactions of approximately $18.3 million, and additional significant charges over the remaining vesting period of such options.

     We believe that, based upon our present business plan, our existing cash resources, which include $300 million received in connection with the AT&T transaction in first quarter of fiscal 2001, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least twelve months.

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

           RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     IDT formed us as a subsidiary in October 1997. Prior to that, we conducted business as a division of IDT. Therefore, we have only a limited operating history with which you may evaluate our business. You must consider the numerous risks and uncertainties an early stage company like ours faces in the new and rapidly evolving market for Internet-related services. These risks include our ability to:

     - increase awareness of our brand and continue to build user loyalty;

     - maintain our current, and develop new, strategic relationships;

     - respond effectively to competitive pressures; and

     - continue to develop and upgrade our network and technology.

     If we are unsuccessful in addressing these risks, sales of our products and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.

WE HAVE NEVER BEEN PROFITABLE AND EXPECT OUR LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

     We have never been profitable on an annual basis. We had an accumulated deficit of approximately $148.8 million as of July 31, 2000. We expect to continue to incur operating losses for the foreseeable future. Our operating and marketing expenses have continuously increased since inception and we expect them to continue to increase significantly during the next several years. Accordingly, we will need to generate significant revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

     In addition, we recognized significant charges relating to non-cash executive compensation expense in fiscal 2000 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options to purchase shares of our common stock. With respect to these options, we recognized a charge of approximately $17.9 million in the fourth quarter of fiscal 1999 and $48.1 million during fiscal 2000, and will recognize charges of approximately $15.5 million during fiscal 2001, approximately $12.7 million during fiscal 2002, $1.5 million during fiscal 2003, and $483,000 in fiscal 2004.

WE INTEND TO PURSUE NEW STREAMS OF REVENUE, WHICH WE HAVE NOT ATTEMPTED TO GENERATE BEFORE AND WHICH MAY NOT BE PROFITABLE.

     In addition to our minutes-based revenue, we are beginning to generate new Web-based revenue opportunities from banner (with our Net2Phone free domestic PC to Phone, Yahoo! Instant Messenger and MSN Instant Messenger offerings) and audio advertising, as well as from sponsorship opportunities on our PC to Phone software user. Furthermore, with Adir Technologies, we will be commercializing our existing network management software. Adir will market its products to service providers, telecommunications companies, and equipment manufacturers. We also intend to explore the availability of revenue-sharing opportunities with online retailers. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that these investments will be profitable.

WE MAY HAVE DIFFICULTIES MANAGING OUR EXPANDING OPERATIONS, WHICH MAY REDUCE OUR CHANCES OF ACHIEVING PROFITABILITY.

     Our future performance will depend, in part, on our ability to manage our growth effectively. To that end, we will have to undertake the following tasks, among others:

     - develop our operating, administrative, financial and accounting systems and controls;

     - improve coordination among our engineering, accounting, finance, marketing and operations personnel;

     - enhance our management information systems capabilities; and

     - hire and train additional qualified personnel.

     If we cannot accomplish these tasks, our chances of achieving profitability may be diminished.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS OUR ABILITY TO MEET ANALYST EXPECTATIONS AND OUR SALES WOULD SUFFER.

     We currently have strategic relationships with AT&T, MSN, AOL, ICQ, Yahoo!, Cisco and others. We depend on these relationships to:

     - expand our customer base;

     - distribute our products to potential customers;

     - increase usage of our services;

     - build brand awareness; and

     - cooperatively market our products and services.

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

COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

     The market for our services has been extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in this market. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully in this market. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. Our competitors include the following:

     - Internet Telephony Service Providers. Internet telephony service providers such as AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) route voice traffic over the Internet.

     - Software/Hardware Providers. Companies such as VocalTec, Netspeak and e-Net produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet.

     - Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies.

     - Network Hardware Manufacturers. A number of large telecommunications providers and equipment manufacturers, including Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel), have announced that they intend to offer products similar to ours. We expect these products to allow live voice communications over the Internet between parties using a personal computer and a telephone and between two parties using telephones. Cisco Systems has also taken additional steps by recently acquiring companies that produce devices that help Internet service providers carry voice over the Internet while maintaining traditional phone usage and infrastructure.

     - Voice-Enabled Online Commerce Providers. Several companies, including USA Global Link and AT&T's Inter@active Communications, have begun to apply Internet telephony technologies in connection with online commerce transactions. These providers compete with services of ours such as Click2Talk by integrating voice communications into commercial Web sites.

PRICING PRESSURES MAY LESSEN OUR COMPETITIVE PRICING ADVANTAGE.

     Our success is based partly on our ability to provide discounted domestic and international long distance services by taking advantage of cost savings achieved by carrying voice traffic over the Internet, as compared to carrying calls over long distance networks, such as those owned by AT&T, Sprint and MCI WorldCom. In recent years, the price of long distance calls has fallen. In response, we have lowered the price of our service offerings. For example, AT&T, Sprint and MCI WorldCom have adopted pricing plans in which the rates that they charge for U.S. domestic long distance calls are not always substantially higher than the rates that we charge for our U.S. domestic service. The price of long distance calls may decline to a point where we no longer have a price advantage over these traditional long distance services. Alternatively, other providers of long distance services may begin to offer unlimited or nearly unlimited use of some of their services for an attractive monthly rate. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do.

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

WE DEPEND ON OUR INTERNATIONAL OPERATIONS, WHICH SUBJECT US TO UNPREDICTABLE REGULATORY AND POLITICAL SITUATIONS.

     As of July 31, 2000, approximately 38 percent of our customers were based outside of the United States, generating approximately 34 percent of our revenue during fiscal 2000. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

     - changing regulatory requirements, which vary widely from country to country;

     - action by foreign governments or foreign telecommunications companies to limit access to our services;

     - increased bad debt and subscription fraud;

     - legal uncertainty regarding liability, tariffs and other trade barriers;

     - political instability; and

     - potentially adverse tax consequences.

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

     In the United States, the providers of local telephone service are generally the incumbent local telephone companies, including the regional Bell operating companies. The permitted pricing of local transmission facilities that we lease in the United States is subject to uncertainties. The Federal Communications Commission has issued an order requiring incumbent local telephone companies to price those facilities at total element long-run incremental cost, and the United States Supreme Court upheld the FCC's jurisdiction to set a pricing standard for local transmission facilities provided to competitors. However, the incumbent local telephone companies can be expected to bring additional legal challenges to the FCC's total element long-run incremental cost standard and, if they succeed, the result may be to increase the cost of incumbent local transmission facilities obtained by us.

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

BECAUSE WE ARE UNABLE TO DEFINITIVELY PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS, WE MAY BE FORCED TO ENTER INTO DISADVANTAGEOUS CONTRACTS THAT WOULD REDUCE OUR OPERATING MARGINS.

     In order to ensure that we are able to handle additional usage, we have agreed to pay IDT a one-time fee of approximately $7.6 million for a 20-year right to use part of a new high capacity network that is under construction. We may have to enter into additional long-term agreements for leased capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means that may not be available.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS.

     We intend to continue to grow our business. Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund any of the following:

     - unanticipated opportunities;

     - strategic alliances;

     - potential acquisitions;

     - changing business conditions; and

     - unanticipated competitive pressures.

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

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE AND COULD DISRUPT OUR BUSINESS.

     We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. Multi-Tech, Inc. has filed a lawsuit against us alleging that we infringe upon its patents. We are incurring substantial expenses defending this claim. If Multi-Tech is successful, we may be subject to significant monetary liability and our business may be materially disrupted.

     We may also be subject to other legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

                  RISKS RELATED TO OUR RELATIONSHIP WITH AT&T

     A subsidiary of AT&T has acquired approximately 32 percent of our outstanding capital stock and 39 percent of our aggregate voting power. This transaction contains certain risks associated with it including the following:

THERE IS UNCERTAINTY REGARDING AT&T LICENSES.

     There is no commitment from AT&T to use our technology, and therefore there is no assurance that AT&T will pay us any royalties, notwithstanding the fact that its significant interest in us should give it an incentive to do so.

OUR RELATIONSHIP MAY DISCOURAGE OTHERS FROM SEEKING NONEXCLUSIVE LICENSES.

     Our obligation to grant non-exclusive "most favored nation" licenses to AT&T will preclude us from granting exclusive licenses to others and may discourage others from seeking nonexclusive licenses, particularly if AT&T fails to use our technology and AT&T's failure to use it is deemed to be a negative reflection on the technology.

IT MAY BE A DISADVANTAGE TO HAVE A SUBSIDIARY OF AT&T AS OUR LARGEST
SHAREHOLDER.

     As a financially strong company, AT&T may be less likely than others might be to agree to an acquisition of Net2Phone as a whole by another company in a transaction in which our public stockholders could realize a premium for their shares.

WE MAY EXPERIENCE CONFLICTS OF INTEREST RESULTING FROM AT&T'S DESIGNATION OF MEMBERS OF OUR BOARD OF DIRECTORS.

     AT&T has the right to designate three members of our board of directors. This presence on our board of directors may give rise to significant influence and/or conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of AT&T.

                   RISKS RELATED TO OUR RELATIONSHIP WITH IDT

WE HAVE CONTRACTED WITH IDT FOR VARIOUS SERVICES AND FOR THE USE OF ITS TELECOMMUNICATIONS NETWORK, WHICH CONTRACTS WE MAY NOT BE ABLE TO RENEW WHEN THEY EXPIRE.

     In May 1999, we entered into agreements with IDT under which IDT will continue to provide administrative and telecommunication services to us. These agreements have an initial term of one year, and at the end of the initial term and each year thereafter, will automatically renew for additional one-year periods unless one party has given the other party prior termination notice. When these agreements expire, we will need to extend them, engage other entities to perform these services or perform these services ourselves. In addition, after the initial term, these agreements are terminable by either party upon prior written notice. We cannot assure you that IDT will not terminate these agreements or continue to provide these services after the initial term of the agreements. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services. In addition, IDT has provided us in the past with working capital to fund our operations, and IDT is not under any obligation, under these agreements or otherwise, to do so in the future.

WE MAY EXPERIENCE CONFLICTS OF INTEREST WITH IDT, WHICH MAY NOT BE RESOLVED IN OUR FAVOR.

     Two members of our board of directors are officers and/or directors of IDT. Additionally, one of our directors, James R. Mellor, was a director of IDT until June 1999. In addition, certain of our executive officers, directors and employees hold shares of IDT common stock and options to acquire shares of IDT common stock. These individuals may have conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of IDT. If conflicts arise with IDT, we expect to resolve those conflicts on a case-by-case basis, and in the manner required by applicable law and customary business practices, subject to our agreement with IDT to resolve disputes involving $5.0 million or less through mandatory, binding arbitration. Conflicts, if any, could be resolved in a manner adverse to us and our stockholders, which could harm our business.

IDT CURRENTLY OWNS APPROXIMATELY 16.5 PERCENT OF OUR OUTSTANDING CAPITAL STOCK AND CONTROLS 21.2 PERCENT OF OUR VOTING POWER.

     Therefore, IDT will have input in the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, we could be prevented from entering into certain transactions that could be beneficial to us. Third parties may be discouraged from making a tender offer or bid to acquire us because of IDT's stockholdings and voting rights.

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

OUR BUSINESS WILL NOT GROW WITHOUT INCREASED USE OF THE INTERNET.

     The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether customers will be willing to shift their traditional activities online. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     - concerns about security;

     - Internet congestion;

     - inconsistent service; and

     - lack of cost-effective, high-speed access.

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

     In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. For example, access to certain services may be negatively impacted by government regulation. There can be no assurance that there will not be future interruptions in foreign countries or that we will be able to return to the level of service we had in any such countries prior to any interruptions. These actions and other similar actions in foreign countries may adversely affect our continuing ability to offer services in these and other countries, causing us to lose customers and revenue.

     New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

     - sales and other taxes;

     - access charges;

     - user privacy;

     - pricing controls;

     - characteristics and quality of products and services;

     - consumer protection;

     - contributions to the universal service fund, an FCC-administered fund for the support of local telephone service in rural and high cost areas;

     - cross-border commerce;

     - copyright, trademark and patent infringement; and

     - other claims based on the nature and content of Internet materials.

OUR RISK MANAGEMENT PRACTICES MAY NOT BE SUFFICIENT TO PROTECT US FROM UNAUTHORIZED TRANSACTIONS OR THEFTS OF SERVICES.

     We may be the victim of fraud or theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly.
one vote per share. Except as otherwise required by law or as described below, the holders of Class A common stock and common stock will vote together as a single class on all matters presented to the stockholders for their vote or approval, including the election of directors. The holders of Class A common stock may have the ability to elect all of our directors and to effect or prevent certain corporate transactions. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to significant market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of our independent auditors and our consolidated financial statements and notes thereto appear in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors may be found under the caption "Board of Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of our officers and directors is set forth under the captions "Executive Compensation" and "Board of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of our capital stock is set forth under the caption "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of Net2Phone is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

     (a)(2) Financial Statement Schedules.

     Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

     (a)(3) Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
3.1**        Amended and Restated Certificate of Incorporation.
3.2***       Amended and Restated Bylaws.
3.3**        Certificate of Amendment to the Restated Certificate of
             Incorporation of the Registrant.
3.4**        Certificate of Amendment to the Restated Certificate of
             Incorporation of the Registrant.
3.5          Certificate of Amendment to the Amended and Restated
             Certificate of Incorporation.
4.1**        Specimen Common Stock Certificate of the Registrant.
10.3**       Bundling and Distribution Services Agreement, dated as of
             January 31, 1999, by and between NetScape Communications
             Corporation and the Registrant.
10.4**       General License Terms & Conditions, dated as of January 31,
             1999, by and between Netscape Communications Corporation and the Registrant.
10.5**       Trademark License Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the
             Registrant Assignment.
10.6**       Internet/Telecommunications Agreement, dated as of May 7,
             1999, by and between IDT and the Registrant.
10.7**       Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.8**       IDT Services Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.9**       Net2Phone Services Agreement, dated as of May 7, 1999, by
             and between IDT and the Registrant.
10.10**      Assignment Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.11**      Tax Sharing and Indemnification Agreement, dated as of May
             7, 1999, by and between IDT and the Registrant.
10.12**      Separation Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.13**      Lease Agreement, dated as of March 1, 1999, by and between
             171-173 Main Street Corporation and the Registrant.
10.14**      Lease Agreement, dated as of March 1, 1999, by and between
             294-298 State Street Corporation and the Registrant.
10.15****    The Registrant's Amended and Restated 1999 Stock Option and
             Incentive Plan.
10.16**      Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the
             Registrant.
10.17**      Series A Preferred Shareholder Registration Rights
             Agreement, dated as of May 13, 1999, by and between the
             Investors listed therein and the Registrant.
10.18**      Form of Warrant to Purchase Common Stock.
10.19**      Promissory Note of Registrant to IDT, dated as of May 12,
             1999.
10.20**      Stockholders Agreement, dated as of May 13, 1999, by and
             among the Investors listed therein, IDT, Clifford M. Sobel, the trustee of the Scott Sobel Annual Gift Trust and the
             Registrant.
10.21**      Letter agreement, dated as of May 12, 1999, by and among
             IDT, Clifford M. Sobel and the Registrant.
10.22**      Letter agreement, dated as of May 17, 1999, by and among
             IDT, Clifford M. Sobel and the Registrant.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.23**      Co-Location and Facilities Management Services Agreement,
             dated as of May 20, 1999, by and between IDT and the
             Registrant.
10.24**      Form of Loan Agreement between the Registrant and each of
             its executive officers.
10.25**      Form of Stock Option Agreement for Executive Officers.
10.26#**     Letter agreement, dated as of June 25, 1999, by and between
             National Broadcasting Company, Inc. and the Registrant.
10.28#**     IP Telephony Services Distribution and Interactive Marketing
             Agreement, dated as of July 15, 1999, by and between ICQ,
             Inc. and the Registrant.
10.29#**     Stock Subscription Warrant, dated July 15, 1999, by and
             between America Online, Inc. and the Registrant.
10.30*****   Stock Purchase Agreement, dated as of June 16, 2000, by and between the Registrant and the shareholders of Aplio named therein.
10.31***     Subscription Agreement, dated as of August 11, 2000, by and between AT&T Corp. and the Registrant.
10.32***     Registration Rights Agreement, dated as of August 11, 2000, by and between AT&T Corp. and the Registrant.
10.33        Form of employment agreement executed by the Registrant and each of Clifford M. Sobel and Stephen M. Greenberg.
10.34        Lease for premises located at 520 Broad Street, Newark, New
             Jersey.
10.35        Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant.
11.1         Statement of Computation of Per Share Earning: See Note 5 to
             Financial Statements on page F-12 of this report.
23.1         Consent of Ernst & Young LLP.
27.1         Financial Data Schedule.

---------------
   ** Incorporated by reference from our registration statement on Form S-1
      (Registration No. 333-59751).

  *** Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000.

 **** Incorporated by reference from our Proxy Statement dated June 6, 2000.

***** Incorporated by reference from our Current Report on Form 8-K filed on July 24, 2000.

   # Confidential treatment granted as to parts of this document.

     (b) Reports on Form 8-K.

     During the quarter ended July 31, 2000, we filed a Current Report on Form 8-K, reporting under Item 2 the acquisition of Allia B.V. and Aplio S.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Net2Phone, Inc.

                                          By /s/ HOWARD S. BALTER
                                            ------------------------------------
                                                      Howard S. Balter
                                                  Chief Executive Officer

Dated: October 30, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of October, 2000.


                /s/ CLIFFORD M. SOBEL                  Chairman of the Board
-----------------------------------------------------
                  Clifford M. Sobel

                /s/ HOWARD S. BALTER                   Chief Executive Officer and Director
-----------------------------------------------------  (Principal Executive Officer)
                  Howard S. Balter

                 /s/ ILAN M. SLASKY                    Chief Financial Officer (Chief Accounting
-----------------------------------------------------  Officer)
                   Ilan M. Slasky

                 /s/ JAMES R. MELLOR                   Director
-----------------------------------------------------
                   James R. Mellor

                /s/ JAMES A. COURTER                   Director
-----------------------------------------------------
                  James A. Courter

                  /s/ JESSE P. KING                    Director
-----------------------------------------------------
                    Jesse P. King

               /s/ MICHAEL FISCHBERGER                 Director
-----------------------------------------------------
                 Michael Fischberger

                /s/ GARY E. REISCHEL                   Director
-----------------------------------------------------
                  Gary E. Reischel

               /s/ DANIEL H. SCHULMAN                  Director
-----------------------------------------------------
                 Daniel H. Schulman

             /s/ HARRY C. MCPHERSON, JR.               Director
-----------------------------------------------------
               Harry C. McPherson, Jr.


                                NET2PHONE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Balance Sheets as of July 31, 2000 and 1999.................  F-3
Statements of Operations for the years ended July 31, 2000,
  1999 and 1998.............................................  F-4
Statements of Stockholders' Equity (Deficit) for the years
  ended July 31, 2000, 1999 and 1998........................  F-5
Statements of Cash Flows for the years ended July 31, 2000,
  1999 and 1998.............................................  F-6
Notes to Financial Statements...............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Net2Phone, Inc.

     We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. and Subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
September 29, 2000

                                NET2PHONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JULY 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  57,874,228    $ 20,379,048
  Marketable securities -- current..........................     59,142,518              --
  Trade accounts receivable.................................      9,754,931         531,536
  Prepaid contract deposits.................................     13,443,704       6,162,084
  Inventory.................................................      3,216,783         540,000
  Prepaid expenses..........................................      7,020,970         459,918
  Notes receivable..........................................      3,450,000              --
  Other current assets......................................      2,119,802              --
                                                              -------------    ------------
     Total current assets...................................    156,022,936      28,072,586
  Property & equipment, net.................................     59,867,154      17,844,901
  Investments...............................................     19,845,349              --
  Marketable securities -- long term........................    132,277,504              --
  Intangible assets, net....................................     42,123,045       4,791,667
  Other assets..............................................      1,592,445         107,737
                                                              -------------    ------------
     Total assets...........................................  $ 411,728,433    $ 50,816,891
                                                              =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  19,783,115    $  2,151,778
  Accrued expenses..........................................     17,230,019       4,692,953
  Deferred revenue..........................................      5,010,951       2,370,632
  Current portion of long-term obligations..................      2,743,761              --
  Due to IDT................................................      4,883,111      12,553,771
                                                              -------------    ------------
     Total current liabilities..............................     49,650,957      21,769,134
  Due to IDT................................................             --       5,181,624
  Long-term obligations.....................................      9,503,340              --
                                                              -------------    ------------
     Total liabilities......................................     59,154,297      26,950,758
  Commitments and contingencies
  Redeemable convertible preferred stock, Series A, $ .01
     par value; 3,150,000 shares authorized; no and
     3,140,000 shares issued and outstanding................             --      27,929,000
  Redeemable common stock, $.01 par value, 582,749 shares
     outstanding............................................     20,687,590              --

Stockholders' equity (deficit):
  Common stock, $ .01 par value; 200,000,000 shares
     authorized; 21,605,133 (including redeemable shares)
     and 4,819,777 shares issued and outstanding............        216,051          48,198
  Class A stock, $ .01 par value; 37,924,250 shares
     authorized; 33,916,750 and 27,622,089 issued and
     outstanding............................................        339,167         276,220
  Additional paid-in capital................................    555,364,405      61,126,266
  Accumulated deficit.......................................   (148,789,291)    (30,455,286)
  Accumulated other comprehensive loss......................    (41,757,843)             --
  Deferred compensation -- stock options....................    (30,246,300)    (31,908,275)
  Loans to stockholders.....................................     (3,239,643)     (3,149,990)
                                                              -------------    ------------
     Total stockholders' equity (deficit)...................    331,886,546      (4,062,867)
                                                              -------------    ------------
     Total liabilities and stockholders' equity (deficit)...  $ 411,728,433    $ 50,816,891
                                                              =============    ============

                            See accompanying notes.

                                NET2PHONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JULY 31,
                                                   --------------------------------------------
                                                       2000             1999           1998
                                                   -------------    ------------    -----------
Revenue:
Service Revenue..................................  $  61,253,096    $ 32,648,305    $10,490,972
Product Revenue..................................     11,148,094         608,152      1,515,000
                                                   -------------    ------------    -----------
       Total revenue.............................     72,401,190      33,256,457     12,005,972
Costs and expenses:
Direct cost of revenue:
  Service cost of revenue*.......................     34,700,401      17,554,074      6,576,523
  Product cost of revenue*.......................      6,286,392         263,936        272,236
                                                   -------------    ------------    -----------
     Total direct cost of revenue*...............     40,986,793      17,818,010      6,848,759
Selling and marketing............................     68,677,169       8,828,167      2,887,766
General and administrative.......................     36,321,177      10,836,072      5,087,628
Depreciation and amortization....................      6,804,412       2,316,545        726,508
Compensation charge from the issuance of stock
  options........................................     48,124,333      17,919,541             --
                                                   -------------    ------------    -----------
     Total costs and expenses....................    200,913,884      57,718,335     15,550,661
                                                   -------------    ------------    -----------
Loss from operations.............................   (128,512,694)    (24,461,878)    (3,544,689)
Interest expense.................................       (354,379)       (430,753)            --
Interest income..................................     10,027,194         187,439             --
Other income.....................................        505,874              --             --
                                                   -------------    ------------    -----------
Net loss.........................................   (118,334,005)    (24,705,192)    (3,544,689)
Redeemable preferred stock dividends.............             --     (29,219,362)            --
                                                   -------------    ------------    -----------
Net loss available to common stockholders........  $(118,334,005)   $(53,924,554)   $(3,544,689)
                                                   =============    ============    ===========
Net loss per common share -- basic and diluted...  $       (2.29)   $      (1.73)   $     (0.12)
                                                   =============    ============    ===========
Weighted average number of common shares used in
  calculation of basic and diluted net loss per
  common share...................................     51,738,918      31,236,415     30,186,000
                                                   =============    ============    ===========

* Excludes depreciation and amortization

                            See accompanying notes.

                                NET2PHONE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                            COMMON STOCK             CLASS A STOCK        ADDITIONAL
                                       -----------------------   ---------------------     PAID-IN       ACCUMULATED
                                         SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL         DEFICIT
                                       -----------   ---------   ----------   --------   ------------   -------------
Balance at July 31, 1997.............           --   $      --           --   $     --   $         --   $  (2,205,405)
Net loss for the year ended July 31,
  1998...............................           --          --           --         --             --      (3,544,689)
Comprehensive loss
Issuance of stock to IDT
  Corporation........................   27,864,000         100           --         --             --              --
Sale of common stock to officer......    3,096,000     100,000           --         --             --              --
                                       -----------   ---------   ----------   --------   ------------   -------------
Balance at July 31, 1998.............   30,960,000     100,100           --         --             --      (5,750,094)
Net loss for the year ended July 31,
  1999...............................           --          --           --         --             --     (24,705,192)
Comprehensive loss
Issuance of warrants.................           --          --           --         --      2,100,000              --
Exercise of stock options............    1,345,218      13,452           --         --      4,470,608              --
Deferred compensation................           --          --           --         --     49,827,816              --
Capital contributions from IDT
  Corporation........................           --     209,500           --         --      4,420,338              --
Conversion of IDT common stock to
  Class A stock......................  (27,864,000)   (278,640)  27,864,000    278,640             --              --
Conversion of Class A to common
  stock..............................      241,911       2,420     (241,911)    (2,420)            --              --
Exercise of warrants.................      136,648       1,366           --         --        436,504              --
Accretion of discount on Series A
  preferred stock convertible to
  Class A stock......................           --          --           --         --       (129,000)             --
Amortization of deferred
  compensation.......................           --          --           --         --             --              --
                                       -----------   ---------   ----------   --------   ------------   -------------
Balance at July 31, 1999.............    4,819,777      48,198   27,622,089    276,220     61,126,266     (30,455,286)
Net loss for the year ended July 31,
  2000...............................           --          --           --         --             --    (118,334,005)
Foreign currency translation.........           --          --           --         --             --              --
Unrealized equity securities loss,
  net................................           --          --           --         --             --              --
Comprehensive loss
Issuance of common stock in initial
  public offering....................    6,210,000      62,100           --         --     83,744,373              --
Conversion of preferred stock to
  Class A stock......................           --          --    9,420,000     94,200     27,834,800              --
Conversion of Class A stock to common
  stock..............................    3,125,339      31,253   (3,125,339)   (31,253)            --              --
Exercise of stock options............    1,272,239      12,722           --         --      8,876,022              --
Amortization of deferred
  compensation.......................           --          --           --         --             --              --
Repayment of loans to stockholders...           --          --           --         --             --              --
Secondary equity offering............    3,400,000      34,000           --         --    177,348,364              --
Issuance of common stock to Yahoo!
  Inc. ..............................    2,777,778      27,778           --         --    149,972,222              --
Deferred compensation from stock
  option grants......................           --          --           --         --     46,462,358              --
                                       -----------   ---------   ----------   --------   ------------   -------------
Balance at July 31, 2000.............   21,605,133   $ 216,051   33,916,750   $339,167   $555,364,405   $(148,789,291)
                                       ===========   =========   ==========   ========   ============   =============

                                        ACCUMULATED
                                           OTHER                                          TOTAL
                                       COMPREHENSIVE     DEFERRED       LOANS TO      STOCKHOLDERS'
                                       INCOME (LOSS)   COMPENSATION   STOCKHOLDERS   EQUITY (DEFICIT)
                                       -------------   ------------   ------------   ----------------
Balance at July 31, 1997.............  $         --    $         --   $        --     $  (2,205,405)
Net loss for the year ended July 31,
  1998...............................            --              --            --        (3,544,689)
                                                                                      -------------
Comprehensive loss                                                                       (3,544,689)
Issuance of stock to IDT
  Corporation........................            --              --            --               100
Sale of common stock to officer......            --              --            --           100,000
                                       ------------    ------------   -----------     -------------
Balance at July 31, 1998.............            --              --            --        (5,649,994)
Net loss for the year ended July 31,
  1999...............................            --              --            --       (24,705,192)
                                                                                      -------------
Comprehensive loss                                                                      (24,705,192)
Issuance of warrants.................            --              --            --         2,100,000
Exercise of stock options............            --              --    (3,149,990)        1,334,070
Deferred compensation................            --     (49,827,816)           --                --
Capital contributions from IDT
  Corporation........................            --              --            --         4,629,838
Conversion of IDT common stock to
  Class A stock......................            --              --            --                --
Conversion of Class A to common
  stock..............................            --              --            --                --
Exercise of warrants.................            --              --            --           437,870
Accretion of discount on Series A
  preferred stock convertible to
  Class A stock......................            --              --            --          (129,000)
Amortization of deferred
  compensation.......................            --      17,919,541            --        17,919,541
                                       ------------    ------------   -----------     -------------
Balance at July 31, 1999.............            --     (31,908,275)   (3,149,990)       (4,062,867)
Net loss for the year ended July 31,
  2000...............................            --              --            --      (118,334,005)
Foreign currency translation.........        47,239              --            --            47,239
Unrealized equity securities loss,
  net................................   (41,805,082)             --            --       (41,805,082)
                                                                                      -------------
Comprehensive loss                                                                     (160,091,848)
Issuance of common stock in initial
  public offering....................            --              --            --        83,806,473
Conversion of preferred stock to
  Class A stock......................            --              --            --        27,929,000
Conversion of Class A stock to common
  stock..............................            --              --            --                --
Exercise of stock options............            --              --      (716,702)        8,172,042
Amortization of deferred
  compensation.......................            --      48,124,333            --        48,124,333
Repayment of loans to stockholders...            --              --       627,049           627,049
Secondary equity offering............            --              --            --       177,382,364
Issuance of common stock to Yahoo!
  Inc. ..............................            --              --            --       150,000,000
Deferred compensation from stock
  option grants......................            --     (46,462,358)           --                --
                                       ------------    ------------   -----------     -------------
Balance at July 31, 2000.............  $(41,757,843)   $(30,246,300)  $(3,239,643)    $ 331,886,546
                                       ============    ============   ===========     =============

                            See accompanying notes.

                                NET2PHONE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          YEAR ENDED JULY 31,
                                                              --------------------------------------------
                                                                  2000             1999           1998
                                                              -------------    ------------    -----------
OPERATING ACTIVITIES:
Net loss....................................................  $(118,334,005)   $(24,705,192)   $(3,544,689)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      6,804,412       2,316,545        726,508
  Amortization of discount on marketable securities.........        (43,582)             --             --
  Amortization of deferred compensation.....................     48,124,333      17,919,541             --
  Gain on derivative instrument.............................       (516,610)             --             --
  Changes in assets and liabilities:
    Accounts receivable.....................................     (9,119,258)        933,939     (1,448,975)
    Prepaid contract deposits...............................     (7,281,620)     (6,162,084)            --
    Inventory...............................................     (2,201,828)       (540,000)            --
    Prepaid expenses........................................     (6,553,115)       (459,918)            --
    Other current assets....................................       (804,674)             --             --
    Other assets............................................       (967,955)        (17,239)       (90,498)
    Accounts payable........................................     16,463,261       2,151,778             --
    Accrued expenses........................................     12,585,498       4,692,953             --
    Deferred revenue........................................      2,640,319       1,560,518        649,113
                                                              -------------    ------------    -----------
Net cash used in operating activities.......................    (59,204,824)     (2,309,159)    (3,708,541)
INVESTING ACTIVITIES:
  Purchases of property plant & equipment...................    (47,386,058)    (14,544,052)    (5,236,044)
  Purchases of marketable securities........................   (132,627,812)             --             --
  Proceeds from the sale of marketable securities...........     49,446,291              --             --
  Purchase of trademark.....................................             --      (5,000,000)            --
  Purchase of Aplio S.A., net of cash acquired..............     (6,563,576)             --             --
  Issuance of notes receivable..............................     (3,450,000)             --             --
  Investments...............................................    (19,845,349)             --             --
                                                              -------------    ------------    -----------
Net cash used in investing activities.......................   (160,426,504)    (19,544,052)    (5,236,044)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in initial public
    offering, net...........................................     83,806,473              --             --
  Proceeds from issuance of common stock in secondary
    offering, net...........................................    177,382,364              --             --
  Proceeds from issuance of Series A preferred stock and
    warrants................................................             --      29,900,000             --
  Proceeds from exercise of stock options...................      8,172,042       1,334,070             --
  Proceeds from repayment of loans to stockholders..........        627,049              --             --
  Proceeds from exercise of warrants........................             --         437,870             --
  Proceeds from issuance of common stock to IDT
    Corporation.............................................             --              --            100
  Proceeds from issuance of common stock to officer.........             --              --        100,000
  Net (repayments to) advances from IDT Corporation.........    (12,852,284)      5,920,407      8,854,559
  Capital contributions from IDT Corporation................             --       4,629,838             --
                                                              -------------    ------------    -----------
Net cash provided by financing activities...................    257,135,644      42,222,185      8,954,659
                                                              -------------    ------------    -----------
Effect of exchange rate on cash.............................         (9,136)             --             --
                                                              -------------    ------------    -----------
Net increase in cash and cash equivalents...................     37,495,180      20,368,974         10,074
Cash and cash equivalents at beginning of period............     20,379,048          10,074             --
                                                              -------------    ------------    -----------
Cash and cash equivalents at end of period..................  $  57,874,228    $ 20,379,048    $    10,074
                                                              =============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments made for interest.............................  $     558,335    $         --    $        --
                                                              =============    ============    ===========
Cash payments made for income taxes.........................  $          --    $         --    $        --
                                                              =============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Redeemable common stock issued for an acquisition...........  $  20,687,590    $         --    $        --
                                                              =============    ============    ===========
Common stock issued for marketable securities...............  $ 150,000,000    $         --    $        --
                                                              =============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred stock to Class A common stock.......  $  27,929,000    $         --    $        --
                                                              =============    ============    ===========

                             See accompanying notes

                                NET2PHONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2000

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements reflect the historical financial information of Net2Phone, Inc. and Subsidiaries (collectively the "Company"), which prior to August 2000 was a majority owned subsidiary of IDT Corporation ("IDT"). The Company was incorporated in October 1997, to operate and develop its Internet telephony business. Prior to such time, the Company's business was conducted as a division of IDT. The incorporation of Net2Phone, Inc. as a subsidiary of IDT was accounted for similar to a recapitalization. All earnings per share calculations assume that such shares were outstanding for all prior periods.

     The Company's statements of operations include allocations of certain costs and expenses from IDT. Although such allocations are not necessarily indicative of the costs that would have been incurred if the Company operated as an unaffiliated entity, management believes that the allocation methods are reasonable.

     On August 11, 2000 AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased 14.9 million Class A shares from IDT for $75 per share, giving the AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

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

  Foreign currency translation

     The financial statements of the Company's foreign subsidiary has been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the current exchange rate at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses

                                NET2PHONE, INC.

                                 JULY 31, 2000

resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency translation gains and losses are included in the results of operations as incurred.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.

  Inventory

     Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis.

  Property and Equipment

     Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to fifteen years.

     Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.

  Software Development Costs

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has commenced capitalizing these costs. Software development costs are the Company's only research and development expenditures. For the years ended July 31, 2000, 1999 and 1998, research and development costs totaled approximately $4,692,000, $757,000 and $481,000, respectively.

  Capitalized Internal Use Software Costs

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. At July 31, 2000, 1999 and 1998, the Company has capitalized $7,925,000, $4,065,000, and $2,198,000, respectively, of internal use software costs as computer software.

  Long-Lived Assets

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

  Revenue Recognition

     Internet telephony service revenue is recognized as service is provided. Revenue derived from equipment sales and from services provided to IDT is recognized upon installation of the equipment and performance of the services, respectively.

                                NET2PHONE, INC.

                                 JULY 31, 2000

     The sale of equipment with software necessary to provide the Company's services is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

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

     For the years ended July 31, 2000, 1999 and 1998 advertising expense totaled approximately $28,525,000, $6,590,000 and $1,962,000 respectively.

     In addition, for the quarter ended July 31, 2000, the Company incurred approximately $28 million of costs to terminate advertising arrangements. Such costs are included in sales and marketing in the accompanying statement of operations.

  Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

  Stock Based Compensation

     The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued to employees of IDT are accounted for in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation. Compensation expense for stock options issued to employees of IDT is measured based on the fair value of the stock options on the grant date estimated using the Black-Scholes option pricing model.

     The Company applies the disclosure-only provisions of SFAS No. 123 with respect to stock options issued to the Company's employees.

                                NET2PHONE, INC.

                                 JULY 31, 2000

  Current Vulnerability Due to Certain Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

     Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

  Segment Disclosures

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregate a company. The Company operates in one segment.

3. FINANCIAL INSTRUMENTS

     Effective August 1, 1999 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial statements, but did decrease the net loss by approximately $500,000 in the accompanying consolidated statement of stockholders' equity (deficit).

     The carrying value of the Company's financial instruments approximates fair value, except for differences with respect to $19.8 million of certain equity investments included in investments at July 31, 2000 which are reflected at their carrying value because quoted market prices do not exist. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

4. APLIO ACQUISITION

     On July 7, 2000, the Company acquired all of the outstanding capital stock of Aplio, S.A ("Aplio") a company located in France with technology that enables Voice Over Internet Protocol ("VoIP") devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of the Company's common stock which were valued at $35.50 per share, promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, the Company is required to pay two contingent cash payments of $2,778,230 on July 7, 2001 and July 7, 2002. These contingent payments are dependent on certain individuals continuing their employment with the Company and will be recorded as expense if and when they become due.

                                NET2PHONE, INC.

                                 JULY 31, 2000

     The Company may also be required to repurchase the shares of common stock issued to the selling shareholders on or prior to January 31, 2002 for a per share purchase price of $36.947. Such shares are included in redeemable common stock on the accompanying balance sheet.

     As collateral for the $4.8 million payment, the Company has placed 150,329 shares of its common stock in escrow.

     The aggregate purchase price of $36.0 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.7 million which was preliminarily allocated as follows: approximately $17.5 million to goodwill, $13.9 million to technology, $2.3 million to trademark, $4.5 million to patents and $500,000 to workforce.

     This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from July 7, 2000, the date of acquisition.

     The pro forma consolidated results for the years ended July 31, 2000 and 1999 assuming the consummation of the acquisitions as of August 1, 1998 are as follows:

                                                      YEAR ENDED JULY 31
                                                 -----------------------------
                                                     2000             1999
                                                 -------------    ------------
Total revenue..................................  $  74,317,729    $ 38,716,934
Net (loss).....................................   (131,099,291)    (38,931,910)
Basic and diluted net loss per share...........          (2.53)          (1.69)

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                        JULY 31
                                               -------------------------
                                                  2000           1999       PERIOD (MOS.)
                                               -----------    ----------    -------------
Goodwill.....................................  $17,485,441    $       --         60
Technology...................................   13,900,000            --         35
Trademark....................................    7,300,000     5,000,000         36
Patent.......................................    4,500,000            --         35
Workforce....................................      500,000            --         54
                                               -----------    ----------
                                                43,685,441     5,000,000
Accumulated amortization.....................   (1,562,396)     (208,333)
                                               -----------    ----------
Intangible assets, net.......................  $42,123,045    $4,791,667
                                               ===========    ==========

     The excess of the cost over the fair value of tangible net assets of purchased businesses is recorded as intangible assets and is amortized on a straight-line basis. Costs associated with obtaining the right to use trademarks owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark.

6. MARKETABLE SECURITIES

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time of purchase are classified as marketable securities and are carried at amortized cost and interest on these

                                NET2PHONE, INC.

                                 JULY 31, 2000

securities is included in interest income as earned. The following is a summary of the marketable securities at July 31, 2000:

                                                      GROSS         GROSS
                                      CARRYING      UNREALIZED    UNREALIZED
                                       AMOUNT         GAINS         LOSSES      FAIR VALUE
                                    ------------    ----------    ----------    -----------
Short-term:
Held-to-maturity securities
U.S. Government Agency
  Obligations.....................  $  9,500,000      $1,775       $(12,500)    $ 9,489,275
Commercial paper..................    49,642,518          17        (45,568)     49,596,967
                                    ------------      ------       --------     -----------
                                      59,142,518       1,792        (58,068)     59,086,242
                                    ------------      ------       --------     -----------
Long-term:
Held-to-maturity securities
U.S. Government Agency
  Obligations.....................     5,000,000          --        (21,200)    $ 4,978,800
Commercial paper..................    17,942,877          --        (37,877)     17,905,000
                                    ------------      ------       --------     -----------
                                      22,942,877      $   --       $(59,077)    $22,883,800
                                                      ======       ========     ===========
Available-for-sale securities
WebEx common stock................     5,331,518
Yahoo! common stock...............   104,003,109
                                    ------------
                                     132,277,504
                                    ------------
                                    $191,420,022
                                    ============

     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. As of July 31, 2000 the market value of the Yahoo! shares was $104,003,109. The unrealized depreciation of approximately $46 million has been recorded as other comprehensive loss in the accompanying statement of stockholders' equity.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. WebEx completed its initial public offering in July 2000 and as of July 31, 2000 the market value of the WebEx shares was $5,331,518. The unrealized gain of approximately $4.4 million has been recorded as other comprehensive income in the accompanying statement of stockholders' equity.

                                NET2PHONE, INC.

                                 JULY 31, 2000

7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     JULY 31
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Equipment.................................................  $43,421,399    $ 7,999,316
Computer software.........................................   21,289,136     12,708,913
Furniture and fixtures....................................    4,211,906        100,167
                                                            -----------    -----------
                                                             68,922,441     20,808,396
Accumulated depreciation and amortization.................   (9,055,287)    (2,963,495)
                                                            -----------    -----------
Property and equipment, net...............................  $59,867,154    $17,844,901
                                                            ===========    ===========

     Depreciation and amortization of fixed assets for the year ended July 31, 2000 and 1999 was approximately $5.5 million and $2.1 million, respectively.

                                NET2PHONE, INC.

                                 JULY 31, 2000

8. INVESTMENTS

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

9. LONG-TERM OBLIGATIONS

     At July 31, 2000, long-term obligations are comprised of the following:

Promissory notes payable to Aplio Shareholders (note 4).....  $ 6,537,450
Future payments to Aplio Shareholders (note 4)..............    4,800,000
French government loan......................................      909,651
                                                              -----------
                                                               12,247,101
Less: Current portion.......................................   (2,743,761)
                                                              -----------
                                                              $ 9,503,340
                                                              -----------

     The promissory notes were issued in connection with the Aplio acquisition (Note 4) and bear interest at an annual rate of 6.53%. The Company is required to pay $1,961,235 of the notes on March 31, 2001 and the remaining principal balance of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

     As of July 31, 2000, the Company had withdrawn the entire facility of FF6,439,404 under its ANVAR Facility in France. The loan bears no interest and the repayment schedule is as follows:

March 31, 2001............................................  $282,526
March 31, 2002............................................   282,526
March 31, 2003............................................   344,599
                                                            --------
                                                            $909,651
                                                            ========

10. WARRANTS

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

     The warrants are accounted for in accordance with the provisions of EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable ("measurement date"), the Company will value the

                                NET2PHONE, INC.

                                 JULY 31, 2000

warrant and expense it over the remaining period until the performance criteria is met. The three thresholds of revenues are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on July 31, 2000, the Company would have expensed $25.3 million.

     In November 1999, the warrant was amended to include the right to purchase an additional .5% of the Company's outstanding capital stock on a fully diluted basis at a per share exercise price of $60.46 per share upon the achievement of $100 million of revenue.

11. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        YEAR ENDED JULY 31
                                           --------------------------------------------
                                               2000             1999           1998
                                           -------------    ------------    -----------
Numerator:
  Net loss...............................  $(118,334,005)   $(24,705,192)   $(3,544,689)
  Redeemable preferred stock dividends...             --     (29,219,362)            --
                                           -------------    ------------    -----------
Numerator for basic and diluted loss per
  common share-net loss available for
  common stockholders....................  $(118,334,005)   $(53,924,554)   $(3,544,689)
Denominator:
  Denominator for basic and dilutive loss
     per common share-weighted average
     shares..............................     51,738,918      31,236,415     30,186,000
                                           =============    ============    ===========
Basic and diluted loss per share.........  $       (2.29)   $      (1.73)   $      (.12)
                                           =============    ============    ===========

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                              YEAR ENDED JULY 31
                                                        ------------------------------
                                                          2000         1999       1998
                                                        ---------    ---------    ----
Redeemable preferred stock............................         --    9,420,000    --
Stock options.........................................  8,450,984    7,445,900    --

12. RELATED PARTY TRANSACTIONS

     In May 1999, the Company and IDT entered into a separation agreement whereby the transactions and agreements necessary to govern the relationship between the two companies necessary to effect their separation were determined. In accordance with such agreement, it was determined that amounts paid by IDT in excess of $22 million would be deemed to be capital contributions.

     In May 1999, the Company and IDT entered into an Internet/telecommunications agreement whereby the Company has agreed to pay IDT up to $110,000 per month for connectivity, the use of certain computer software and equipment owned or leased by IDT and to provide a platform for IDT's Internet services for a monthly per customer charge. In connection with such agreement, IDT has also granted the Company an indefeasible right, for a period of 20 years, to use a certain telecommunications network as it is completed and delivered for up to approximately $7.6 million.

     In May 1999, the Company and IDT entered into two one-year services agreements whereby the Company agreed to pay IDT for certain administrative, customer support and other services that IDT provides to it at the cost of such services plus 20%. Also, in conjunction with such agreements, the Company has agreed

                                NET2PHONE, INC.

                                 JULY 31, 2000

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

     In March 1999, the Company entered into a lease agreement with a company owned by the Chairman, Chief Executive Officer and Treasurer of IDT. Pursuant to such lease agreement, the Company is required to make equal monthly rental payments aggregating $101,000 through February 2002.

     In June 2000, the Company entered into a lease agreement with IDT for office space. Pursuant to such agreement, the Company is required to make monthly rental payments of $255,000 through May 2010.

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

     For the years ended July 31, 2000, 1999 and 1998, the Company recognized revenue for services provided to IDT of approximately $11,225,000, $2,578,000 and $498,000, respectively.

     At July 31, 2000 and 1999, the due to IDT balance represents the net amounts owed to IDT as a result of the aforementioned agreements and financing. No interest was charged on the Company's advances from IDT. The average balance owed to IDT during the years ended July 31, 2000 and 1999, was approximately $11,309,000 and $14,775,000 respectively.

     On May 12, 1999, the Company converted a portion of its liability to IDT into a $14,000,000 promissory note. Such promissory note accrued interest at a rate of 9% per annum and was payable in 60 equal monthly installments of principal and interest. The entire principal balance was repaid during 2000.

                                NET2PHONE, INC.

                                 JULY 31, 2000

     The activity in the intercompany account with IDT was as follows:

                                                        YEAR ENDED JULY 31
                                            -------------------------------------------
                                                2000            1999           1998
                                            ------------    ------------    -----------
Opening Balance...........................  $ 17,735,395    $ 11,814,988    $ 2,960,429
Expenses paid by IDT on behalf of the
  Company, net of cash received...........    15,896,162      18,550,915      7,000,725
Net charges to the Company for services
  provided by IDT.........................    18,815,668       8,380,656      2,351,934
Revenue recognized by the Company for
  services provided to IDT................   (11,224,814)     (2,578,000)      (498,000)
Revenue recognized by the Company for
  sales to IDT............................    (7,844,575)             --             --
Cash received from IDT....................     5,874,000              --             --
Capital contribution from IDT.............            --      (4,629,838)          (100)
Repayments................................   (34,368,725)    (13,803,326)            --
                                            ------------    ------------    -----------
Ending Balance............................  $  4,883,111    $ 17,735,395    $11,814,988
                                            ============    ============    ===========

13. INCOME TAXES

     The Company filed a consolidated Federal income tax return with IDT through May 13, 1999 and has entered into a tax sharing agreement with IDT. Pursuant to such tax sharing agreement, the Company would, while included in the IDT consolidated tax return, be reimbursed for the use of its tax losses to the extent IDT realizes a tax reduction from the use of such tax losses. In May 1999 IDT's ownership interest in the Company fell below 80% and as a result the Company is no longer a part of the IDT consolidated Federal tax group.

     Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                                     JULY 31
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Deferred tax asset:
  Net operating loss carryforward........................  $ 37,508,601    $ 3,921,205
  Compensation charge from issuance of stock options.....       756,858        500,663
Deferred tax liabilities:
  Depreciation...........................................    (4,526,380)    (1,008,719)
                                                           ------------    -----------
  Net deferred tax asset.................................    33,739,079      3,413,149
  Valuation allowance....................................   (33,739,079)    (3,413,149)
                                                           ------------    -----------
Total deferred tax assets................................  $         --    $        --
                                                           ============    ===========

     The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

     At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $122 million and for state income tax purposes of approximately $130 million expiring in years through 2020 and 2007, respectively. These net operating loss carryforwards may be limited to future taxable earnings of the Company.

                                NET2PHONE, INC.

                                 JULY 31, 2000

                                                         YEAR ENDED JULY 31
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------    -----------    -----------
Tax at statutory rate......................  $(41,416,902)   $(8,646,817)   $(1,205,000)
Non-deductible expenses....................     3,787,484      4,597,338             --
Benefits used by IDT for which the Company
  received no compensation.................            --      1,017,088      1,205,000
Losses for which no benefit is provided....    37,629,418      3,032,391             --
                                             ------------    -----------    -----------
Tax provision..............................  $         --    $        --    $        --
                                             ============    ===========    ===========

14. STOCKHOLDERS' EQUITY (DEFICIT)

  Initial Public Offering

     On August 3, 1999, the Company completed an initial public offering (the "IPO") of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $83.8 million.

  Secondary Offering

     On December 1, 1999, the Company completed a public offering of 7,245,000 shares of common stock at a price of $55.00 per share. 3,845,000 shares were sold by selling stockholders and 3,400,000 shares were sold by Net2Phone. Net proceeds to Net2Phone, after deducting underwriting discounts and commissions and offering expenses were approximately $177.4 million.

  Series A Stock

     On May 13, 1999, the Company designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

     The Series A Stock entitled its holders to a non-cumulative dividend of 8% per annum on the original issue price. Each share of Series A Stock was convertible into three shares of Class A stock at the option of the holder. The Series A Stock was redeemable at the option of the holder, beginning May 2006, over a period of 3 years.

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

     In connection with the sale of Series A Stock, the Company granted warrants to purchase 272,400 shares of common stock at an exercise price of $3.33 per share from the date of issuance through May 13, 2004 to the Series A Stock investors and placement agent. The warrants contained a provision whereby they were automatically terminated upon an initial public offering of the Company's stock. In July 1999, 136,648 warrants were exercised, the remaining warrants expired unexercised upon the Company's IPO. The fair value of the warrants on the date of issuance was $2.1 million. This was computed using the Black Scholes model with the following assumptions: the fair value of the common stock equal to $11.00 per share, the risk free interest rate of 4.79%, volatility factor of 84%, an expected life of 6 months, and a dividend yield of 0%.

     The fair value of the warrants was recorded as an increase to additional paid-in capital and a decrease to the carrying value of the Series A Stock. The decrease in the carrying value of the Series A Stock was

                                NET2PHONE, INC.

                                 JULY 31, 2000

accreted with a reduction of additional paid-in capital over the period to the initial redemption date in May 2006. In connection with the Company's IPO, the Series A convertible preferred stock was converted into Class A stock. In August 1999 upon the consummation of the IPO the balance of the unamortized discount was written off.

  Stock Options

     In April 1999, the Company adopted a stock option and incentive plan, as amended (the "Plan"). Pursuant to the Plan, the Company's officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. There are currently 14,940,000 shares of common stock authorized for issuance under the plan.

     The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediately to four years.

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

     During the quarter ended July 31, 2000, stock options issued to certain officers and employees of the Company were accelerated in accordance with the original stock option awards and as a result the Company recorded approximately $12.5 million in compensation charges as a result of the acceleration. During the quarter ended July 31, 2000, stock options issued to certain officers and employees of IDT were modified and as a result, the Company recorded $18.3 million in compensation charges.

     In fiscal 2000 and 1999, the Company recorded total compensation expense of $48.1 million and $17.9 million, respectively, from the issuance of stock options.

     Deferred compensation at July 31, 2000 resulting from the issuance of stock options of approximately $30.2 million is being charged to expense over the vesting period of the stock options as follows: fiscal 2001, $15.5 million; fiscal 2002, $12.7 million; fiscal 2003, $1.5 million; and fiscal 2004, $483,000.

                                NET2PHONE, INC.

                                 JULY 31, 2000

     A summary of stock option activity under the Company's stock option plan is as follows:

                                                                        WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                          ----------    ----------------
Outstanding at July 31, 1998............................          --             --
Granted.................................................   8,821,500         $ 7.18
Exercised...............................................  (1,345,218)        $ 3.33
Cancelled...............................................     (23,382)        $ 3.33
Forfeited...............................................      (7,000)        $ 3.33
                                                          ----------
Outstanding at July 31, 1999............................   7,445,900         $ 7.90
Granted.................................................   2,371,689         $35.73
Exercised...............................................  (1,177,429)        $ 7.55
Cancelled...............................................    (182,351)        $26.83
Forfeited...............................................      (6,825)        $14.49
                                                          ----------
Outstanding at July 31, 2000............................   8,450,984         $15.77
                                                          ==========

     The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2000:

                                          STOCK OPTIONS OUTSTANDING                    STOCK OPTIONS EXERCISABLE
                          ---------------------------------------------------------   ----------------------------
                                              WEIGHTED REMAINING
                                               CONTRACTUAL LIFE    WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  NUMBER OF OPTIONS       (IN YEARS)        EXERCISE PRICE     OPTIONS     EXERCISE PRICE
------------------------  -----------------   ------------------   ----------------   ---------   ----------------
         $3.33                3,507,181              8.60               $ 3.33        1,042,506        $ 3.33
        $11.00                  460,000              8.90               $11.00          153,333        $11.00
        $15.00                2,093,953              9.00               $15.00        1,016,461        $15.00
    $19.00 - $26.88             947,000              9.90               $26.12           21,500        $25.00
    $35.00 - $48.50           1,253,850              9.54               $40.01          168,828        $42.58
    $50.25 - $55.56             189,000              9.25               $54.74           40,000        $55.14
                              ---------                                               ---------
                              8,450,984                                               2,442,628
                              =========                                               =========

     The weighted average fair value of options granted was $27.01 and $9.99 for the years ended July 31, 2000 and 1999. Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

ASSUMPTIONS                                                  JULY 31, 2000    JULY 31, 1999
-----------                                                  -------------    -------------
Average risk-free interest rate............................        5.60%            5.60%
Dividend yield.............................................          --               --
Volatility factor of the expected market price of the
  Company's common stock...................................          89%              84%
Average life...............................................     5 years          5 years

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

                                NET2PHONE, INC.

                                 JULY 31, 2000

options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended July 31, 2000, pro forma net loss available to common stockholders and pro forma net loss per common share amounted to approximately $146,364,946 and $2.83, respectively. For the year ended July 31, 1999, pro forma net loss available to common stockholders and pro forma net loss per common share amounted to approximately $66,050,383 and $2.11, respectively.

  Stock Split and Increase in Authorized Shares

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

     On July 6, 2000 the Company's shareholders gave approval to issue 4,000,000 newly-authorized shares of Class A common stock to AT&T for an aggregate purchase price of $300,000,000.

     In May 1997, the Company entered into an employment agreement with one of its officers. Under the terms of such agreement, which was amended in May 1999, the Company agreed to, among other things, provide such officer with right to purchase a 10% interest in the Company for $100,000, which was the fair market value of the Company at that time. Such right was exercised in 1998. Such right included an anti-dilutive provision mandating that the officer's ownership interest could not be diluted below 8% of the total outstanding shares expired upon consummation of the Company's initial public offering in August 1999.

15. 401(k) PLAN

     In October 1999, the Company established a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the Plan after completing three months of service. Eligible employees may contribute up to 15% of their annual compensation, subject to IRS limitations. The Company matches a discretionary amount of the employees' contributions. The Company contributed approximately $200,000 for the year ended July 31, 2000 and bore the administrative cost of the Plan.

16. COMMITMENTS

     The Company has entered into various marketing and distribution agreements under which it is obligated to make upfront and future payments. At July 31, 2000 $13,443,704 of prepayments are included in contract deposits. Future minimum payments under the agreements are:

Fiscal 2001...........................................    $12,643,000
Fiscal 2002...........................................      7,036,000
Fiscal 2003...........................................      1,860,000
                                                          -----------
                                                          $21,539,000
                                                          ===========

     On January 31, 1999, the Company entered into a series of agreements with a third party. The agreements call for the bundling of the Company's Internet telephony products with the third party's Internet browser, the purchase of software from the third party and the use of the third party's trademark. The agreements require the Company to pay the third party (i) $5,000,000 for the use of the trademark,

                                NET2PHONE, INC.

                                 JULY 31, 2000

(ii) $8,000,000 for the purchase of software and (iii) commissions on revenues generated from customers that the Company obtains from the bundling of products. Through July 31, 2000, the Company had paid $5,000,000 for the right to use the trademark and $8,000,000 for certain software. The Company has capitalized the costs of the right to use the trademark and the software costs and will amortize them over the term of the bundling agreement, which expires two years after the release of the bundled product.

       Leases

     Future minimum rental payments at July 31, 2000 under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:

Fiscal 2001...........................................    $ 3,719,215
Fiscal 2002...........................................      3,591,463
Fiscal 2003...........................................      3,301,768
Fiscal 2004...........................................      3,246,483
Fiscal 2005...........................................      3,098,501
Thereafter............................................     15,341,986
                                                          -----------
Total.................................................    $32,299,416
                                                          ===========

     Rent expense for the year ended July 31, 2000, July 31, 1999 and July 31, 1998 was $1.4 million, $409,000 and $41,000 respectively.

17. CUSTOMER AND GEOGRAPHICAL AREA

     Revenues from customers outside the United States represented approximately 72%, 62% and 34% of total revenues during the years ended July 31, 1998, 1999 and 2000, respectively. During the year ended July 31, 1998, revenues derived from equipment sales to a customer in Korea represented approximately 14% of total revenue. No single geographic area accounted for more than 10% of total revenue during the years ended July 31, 2000 and 1999. No customer accounted for more than 10% of revenue during the years ended July 31, 2000 and 1999.

18. LEGAL PROCEEDINGS

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone has filed an answer and the litigation is in the early stages of discovery. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business operations, financial condition, results of operations and cash flows.