Form 10-K/A
period 2000-07-31
NET2PHONE INC
filed 2000-12-11
CIK 1086472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2000
                                AMENDMENT NO. 1
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our 2000 Annual Report on Form 10-K, which we filed on October 30, 2000, to include as exhibits several contracts that were not included with our original filing. We have submitted a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") for certain of these additional exhibits, as indicated in Part IV of this Form 10K/A.

                                    PART IV.

ITEM 1.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3) Exhibits.

     The following exhibits to our 2000 Annual Report on Form 10-K were filed on October 30, 2000, are filed herewith, or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
3.1**        Amended and Restated Certificate of Incorporation.
3.2***       Amended and Restated Bylaws.
3.3**        Certificate of Amendment to the Restated Certificate of
             Incorporation of the Registrant.
3.4**        Certificate of Amendment to the Restated Certificate of
             Incorporation of the Registrant.
3.5*         Certificate of Amendment to the Amended and Restated
             Certificate of Incorporation.
4.1**        Specimen Common Stock Certificate of the Registrant.
10.3**       Bundling and Distribution Services Agreement, dated as of
             January 31, 1999, by and between NetScape Communications
             Corporation and the Registrant.
10.4**       General License Terms & Conditions, dated as of January 31,
             1999, by and between Netscape Communications Corporation and the Registrant.
10.5**       Trademark License Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the
             Registrant Assignment.
10.6**       Internet/Telecommunications Agreement, dated as of May 7,
             1999, by and between IDT and the Registrant.
10.7**       Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.8**       IDT Services Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.9**       Net2Phone Services Agreement, dated as of May 7, 1999, by
             and between IDT and the Registrant.
10.10**      Assignment Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.11**      Tax Sharing and Indemnification Agreement, dated as of May
             7, 1999, by and between IDT and the Registrant.
10.12**      Separation Agreement, dated as of May 7, 1999, by and
             between IDT and the Registrant.
10.13**      Lease Agreement, dated as of March 1, 1999, by and between
             171-173 Main Street Corporation and the Registrant.
10.14**      Lease Agreement, dated as of March 1, 1999, by and between
             294-298 State Street Corporation and the Registrant.
10.15****    The Registrant's Amended and Restated 1999 Stock Option and
             Incentive Plan.
10.16**      Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the
             Registrant.
10.17**      Series A Preferred Shareholder Registration Rights
             Agreement, dated as of May 13, 1999, by and between the
             Investors listed therein and the Registrant.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.18**      Form of Warrant to Purchase Common Stock.
10.19**      Promissory Note of Registrant to IDT, dated as of May 12,
             1999.
10.20**      Stockholders Agreement, dated as of May 13, 1999, by and
             among the Investors listed therein, IDT, Clifford M. Sobel, the trustee of the Scott Sobel Annual Gift Trust and the
             Registrant.
10.21**      Letter agreement, dated as of May 12, 1999, by and among
             IDT, Clifford M. Sobel and the Registrant.
10.22**      Letter agreement, dated as of May 17, 1999, by and among
             IDT, Clifford M. Sobel and the Registrant.
10.23**      Co-Location and Facilities Management Services Agreement,
             dated as of May 20, 1999, by and between IDT and the
             Registrant.
10.24**      Form of Loan Agreement between the Registrant and each of
             its executive officers.
10.25**      Form of Stock Option Agreement for Executive Officers.
10.26#**     Letter agreement, dated as of June 25, 1999, by and between
             National Broadcasting Company, Inc. and the Registrant.
10.28#**     IP Telephony Services Distribution and Interactive Marketing
             Agreement, dated as of July 15, 1999, by and between ICQ,
             Inc. and the Registrant.
10.29#**     Stock Subscription Warrant, dated July 15, 1999, by and
             between America Online, Inc. and the Registrant.
10.30*****   Stock Purchase Agreement, dated as of June 16, 2000, by and between the Registrant and the shareholders of Aplio named therein.
10.31***     Subscription Agreement, dated as of August 11, 2000, by and between AT&T Corp. and the Registrant.
10.32***     Registration Rights Agreement, dated as of August 11, 2000, by and between AT&T Corp. and the Registrant.
10.33+/-     Employment agreement executed by the Registrant and Clifford
             M. Sobel.
10.34+/-     Employment agreement executed by the Registrant and Stephen
             M. Greenberg.
10.35+/-     Employment agreement executed by the Registrant and Howard
             S. Balter.
10.36+/-     Employment agreement executed by the Registrant and David
             Greenblatt.
10.37+/-     Employment agreement executed by the Registrant and Ilan
             Slasky.
10.38*       Lease for premises located at 520 Broad Street, Newark, New
             Jersey.
10.39*       Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant.
10.40##+/-   Cooperation and Development Agreement, dated as of June 2,
             2000, by and between Microsoft Corporation and the
             Registrant.
10.41##+/-   IP Telephony Services Distribution and Interactive Marketing
             Agreement, dated as of November 19, 1999, by and between
             AOL, Inc. and the Registrant.
10.42##+/-   Co-Marketing Agreement, dated as of November 4, 1999, by and between priceline.com, Incorporated and the Registrant.
10.43##+/-   Amendment to Co-Marketing Agreement, dated as of March 31,
             2000, by and between priceline.com, Incorporated and the
             Registrant.
10.44##+/-   Internet Protocol Telephone Service Participation and
             Promotion Agreement, dated as of March 30, 2000, by and
             between Priceline Long Distance, LLC and Net2Phone, Inc.
10.45##+/-   First Amendment to Internet Protocol Telephone Service
             Participation and Promotion Agreement, dated as of March 31,
             2000, by and between Priceline Long Distance, LLC and the
             Registrant.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.46##+/-   Voice over Internet Protocol Services Agreement, dated as of
             July 24, 2000, by and between Yahoo! Inc. and the
             Registrant.
10.47##+/-   Stock Exchange Agreement, dated as of March 30, 2000, by and between Yahoo! Inc. and the Registrant.
10.48+/-     Registration Rights Agreement, dated as of March 30, 2000, by and between Yahoo! Inc. and the Registrant.
10.49+/-     Form of Founder Stock Agreement for Adir Technologies, Inc.,
             dated as of September 8, 2000.
10.50+/-     Form of Founder Stock Pledge Agreement for Adir
             Technologies, Inc. dated as of September 8, 2000.
10.51****    Letter Agreement, dated as of March 28, 2000, by and among
             IDT Corporation, AT&T Corp. and the Registrant.
10.52****    Letter Agreement, dated as of March 30, 2000, by and among
             IDT Corporation, AT&T Corp. and the Registrant.
11.1*        Statement of Computation of Per Share Earning: See Note 5 to
             Financial Statements on page F-12 of our 2000 Annual Report on Form 10-K.
23.1*        Consent of Ernst & Young LLP.
27.1*        Financial Data Schedule.

---------------
    +/- Filed herewith.

     * Filed with our 2000 Annual Report on Form 10-K on October 30, 2000.

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

  ## Confidential treatment requested as to parts of this document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2000

                                          Net2Phone, Inc.

                                          By /s/ HOWARD S. BALTER
                                            ------------------------------------
                                                      Howard S. Balter
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 11th day of December, 2000.


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

                 /s/ ILAN M. SLASKY                    Chief Financial Officer (Chief Accounting
-----------------------------------------------------  Officer)
                   Ilan M. Slasky

                 /s/ JAMES R. MELLOR                   Director
-----------------------------------------------------
                   James R. Mellor

                 /s/ HOWARD S. JONAS                   Director
-----------------------------------------------------
                   Howard S. Jonas

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

               /s/ MICHAEL FISCHBERGER                 Director
-----------------------------------------------------
                 Michael Fischberger

                /s/ GARY E. REISCHEL                   Director
-----------------------------------------------------
                  Gary E. Reischel

               /s/ DANIEL H. SCHULMAN                  Director
-----------------------------------------------------
                 Daniel H. Schulman

             /s/ HARRY C. MCPHERSON, JR.               Director
-----------------------------------------------------
               Harry C. McPherson, Jr.

                /s/ JOHN C. PETRILLO                   Director
-----------------------------------------------------
                  John C. Petrillo

               /s/ RICHARD R. ROSCITT                  Director
-----------------------------------------------------
                 Richard R. Roscitt