Form 10-Q
period 2000-10-31
NET2PHONE INC
filed 2000-12-15
CIK 1086472

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000


                                      OR

               [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-26763

                                NET2PHONE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                                      22-3559037
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

                  520 Broad Street, Newark, New Jersey 07102
         (Address of Principal Executive Offices, including Zip Code)
      Registrant's Telephone Number, Including Area Code: (973) 412-2800


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

     As of December 11, 2000, the registrant had outstanding 28,092,470 shares of common stock, $.01 par value and 33,619,000 shares of Class A stock, $.01 par value.

                                NET2PHONE, INC.

                               TABLE OF CONTENTS

                                                                                                                Page No.
                                                                                                                -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of October 31, 2000 and July 31, 2000..............................    3

     Condensed Consolidated Statements of Operations for the three months ended
       October 31, 2000 and 1999.................................................................................    4

     Condensed Consolidated Statement of Stockholders' Equity for the three months ended
       October 31, 2000..........................................................................................    5

     Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2000 and 1999........    6

     Notes to Condensed Consolidated Financial Statements........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations.....................................................................................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................   13

Item 2.   Changes in Securities and Use of Proceeds..............................................................   13

Item 3.   Defaults Upon Senior Securities........................................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders....................................................   13

Item 5.   Other Information......................................................................................   13

Item 6.   Exhibits and Reports on Form 8-K.......................................................................   13

Signatures.......................................................................................................   15

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                NET2PHONE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   October 31,           July 31,
                                                                                   -----------           -------
                                                                                      2000                2000
                                                                                      ----                ----
                                                                                   (unaudited)          (note 1)
ASSETS:
Current assets:
  Cash and cash equivalents.................................................      $ 243,056,599       $  57,874,228
        Marketable securities -  current....................................        135,950,423          59,142,518
        Trade accounts receivable...........................................         12,237,733           9,754,931
        Prepaid contract deposits...........................................         19,876,286          13,443,704
        Inventory...........................................................          6,061,574           3,216,783
        Prepaid expenses....................................................          8,227,980           7,020,970
        Notes receivable....................................................          7,700,000           3,450,000
        Other current assets................................................          2,668,288           2,119,802
                                                                                  -------------       -------------
                 Total current assets.......................................        435,778,883         156,022,936
        Property and equipment, net.........................................         66,786,260          59,867,154
        Investments.........................................................         23,017,318          19,845,349
        Marketable securities - long term...................................        100,661,047         132,277,504
        Intangible assets, net..............................................         39,528,624          42,123,045
        Other assets........................................................         37,022,790           1,592,445
                                                                                  -------------       -------------
                 Total assets...............................................      $ 702,794,924       $ 411,728,433
                                                                                  =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................................      $  10,050,616       $  19,783,115
  Accrued expenses..........................................................         22,614,744          17,230,019
  Deferred revenue..........................................................          7,045,185           5,010,951
  Current portion of long-term obligations..................................          2,719,675           2,743,761
  Due to IDT................................................................          1,876,315           4,883,111
                                                                                  -------------       -------------
                 Total current liabilities..................................         44,306,535          49,650,957
        Accrued expenses....................................................          4,300,000           4,300,000
        Long-term obligations...............................................          5,149,877           5,203,340
                                                                                  -------------       -------------
                 Total liabilities..........................................         53,756,412          59,154,297

Minority interests..........................................................         22,868,700                  --

Redeemable common stock, $.01 par value; 582,749 shares outstanding.........         20,687,590          20,687,590

Commitments and contingencies

Stockholders' equity (deficit):
        Common stock, $.01 par value; 200,000,000 shares authorized;........            269,596             216,051
             26,959,634 and 21,605,133 (including redeemable shares)
             issued and outstanding.........................................
        Class A stock, $.01 par value, 37,924,250 shares authorized;........            336,248             339,167
            33,625,000 and 33,916,750 shares issued and outstanding.........
        Additional paid-in capital..........................................        876,461,296         555,364,405
        Accumulated deficit.................................................       (153,961,766)       (148,789,291)
        Accumulated other comprehensive loss................................        (49,926,511)        (41,757,843)
        Deferred compensation - stock options...............................        (44,927,646)        (30,246,300)
        Loans to stockholders...............................................         (5,181,753)         (3,239,643)
        Treasury stock, at cost, 922,500 and no shares......................        (17,587,242)                  0
                                                                                  -------------       -------------
                 Total stockholders' equity.................................        605,482,222         331,886,546
                                                                                  -------------       -------------
                 Total liabilities and stockholders' equity.................      $ 702,794,924       $ 411,728,433
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

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  Three months ended
                                                                                  ------------------
                                                                                      October 31,
                                                                                      -----------
                                                                                 2000              1999
                                                                                 ----              ----
Revenue:
Service revenue............................................................  $ 26,940,727       $12,379,956
Product revenue............................................................     3,868,343           756,962
                                                                             ------------       -----------
        Total revenue......................................................    30,809,070        13,136,918

Costs and expenses:
Direct cost of revenue:
    Service cost of revenue................................................    16,919,644         6,330,498
    Product cost of revenue................................................     1,791,623           503,613
                                                                             ------------       -----------
        Total direct cost of revenue.......................................    18,711,267         6,834,111
Selling and marketing......................................................    12,453,267         6,266,476
General and administrative.................................................    17,516,403         5,707,539
Depreciation and amortization..............................................     5,653,628           850,031
Compensation charge from the issuance of stock options.....................     4,769,904         2,930,574
                                                                             ------------       -----------
        Total costs and expenses...........................................    59,104,469        22,588,731

Loss from operations.......................................................   (28,295,399)       (9,451,813)

Interest income, net.......................................................     5,991,516         1,086,543

Other income...............................................................    16,938,120                --
                                                                             ------------       -----------
Loss before minority interests.............................................    (5,365,763)       (8,365,270)

Minority interests.........................................................       193,284                --
                                                                             ------------       -----------
Net loss available to common shareholders..................................  $ (5,172,479)      $(8,365,270)
                                                                             ============       ===========

Net loss per common share - basic and diluted.............................. ($        .09)    ($        .17)
                                                                             ============       ===========

Weighted average number of common shares used in the calculation of
basic and diluted net loss per common share................................    59,890,221        47,846,755
                                                                             ============       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Net2Phone, Inc.
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                      Three Months Ended October 31, 2000


                                                                                                      Additional
                                                          Common Stock           Class A Stock         Paid-In       Accumulated
                                                      ---------------------  --------------------
                                                        Shares     Amount      Shares     Amount       Capital         Deficit
                                                        ------     ------      ------     ------       -------         -------

Balance at July 31, 2000                              21,605,133 $ 216,051   33,916,750  $ 339,167  $ 555,364,405  $ (148,789,291)
Net loss for the period ended October 31, 2000                                                                         (5,172,475)
Foreign currency translation
Unrealized equity securities loss, net

Comprehensive loss
Issuance of common stock to AT&T                       4,000,000    40,000                            295,943,720
Repurchase of common stock
Conversion of Class A stock to common stock              291,750     2,919     (291,750)    (2,919)
Exercise of stock options                              1,062,751    10,626                              5,701,921
Amortization of deferred compensation
Deferred compensation                                                                                  19,451,250
                                                     ---------------------  -----------------------------------------------------
Balance at October 31, 2000                           26,959,634 $ 269,596   33,625,000  $ 336,248  $ 876,461,296  $ (153,961,766)
                                                     =====================  =====================================================

                                                        Accumulated
                                                           Other
                                                       Comprehensive     Deferred        Loans to          Treasury Stock
                                                                                                      -----------------------
                                                           Loss        Compensation    Stockholders     Shares        Amount
                                                           ----        ------------    ------------     ------        ------
Balance at July 31, 2000                              $ (41,757,843)   $(30,246,300)   $(3,239,643)               $           -
Net loss for the period ended October 31, 2000
Foreign currency translation                                (17,942)
Unrealized equity securities loss, net                   (8,150,726)

Comprehensive loss
Issuance of common stock to AT&T
Repurchase of common stock                                                                              922,500     (17,587,242)
Conversion of Class A stock to common stock
Exercise of stock options                                                               (1,942,110)
Amortization of deferred compensation                                     4,769,904
Deferred compensation                                                   (19,451,250)
                                                      -------------------------------------------------------------------------
Balance at October 31, 2000                           $ (49,926,511)   $(44,927,646)   $(5,181,753)     922,500   $ (17,587,242)
                                                      =========================================================================

                                                          Total
                                                       Stockholders'

                                                          Equity
                                                          ------
Balance at July 31, 2000                              $ 331,886,546
Net loss for the period ended October 31, 2000           (5,172,475)
Foreign currency translation                                (17,942)
Unrealized equity securities loss, net                   (8,150,726)
                                                      -------------
Comprehensive loss                                      (13,341,143)
Issuance of common stock to AT&T                        295,983,720
Repurchase of common stock                              (17,587,242)
Conversion of Class A stock to common stock                       -
Exercise of stock options                                 3,770,437
Amortization of deferred compensation                     4,769,904
Deferred compensation                                             -
                                                      -------------
Balance at October 31, 2000                           $ 605,482,222
                                                      =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                  Three Months Ended
                                                                                                       October 31,
                                                                                                2000                  1999
                                                                                                ----                  ----
Operating activities:
  Net loss...........................................................................        ($5,172,479)          ($8,365,270)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................          5,653,628               850,031
  Amortization of discount on marketable securities..................................            (93,969)                   --
  Amortization of deferred compensation..............................................          4,769,904             2,930,574
  Minority interests.................................................................           (193,823)                   --
  Gain on derivative instrument......................................................        (16,938,120)                   --
             Changes in assets and liabilities:
     Accounts receivable.............................................................         (2,496,790)             (530,840)
     Prepaid contract deposits.......................................................         (6,432,582)           (3,123,023)
     Inventory.......................................................................         (2,899,738)                   --
     Prepaid expenses................................................................         (1,207,776)                   --
     Other current assets............................................................           (664,083)           (2,452,184)
     Other assets....................................................................            977,632                    --
     Accounts payable................................................................         (8,739,771)            2,422,382
     Accrued expenses................................................................          4,398,143              (755,379)
     Deferred revenue................................................................          2,034,234              (554,889)
                                                                                            ------------          ------------
Net cash used in operating activities................................................        (27,005,590)           (9,578,598)

Investing activities:
  Purchases of property and equipment................................................         (9,805,668)           (5,286,781)
  Purchases of marketable securities.................................................        (78,192,167)                   --
  Proceeds from the sale of marketable securities....................................          5,473,961                    --
  Purchase of Aplio S.A..............................................................           (151,124)                   --
  Issuance of notes receivable.......................................................         (4,250,000)                   --
  Investments........................................................................         (3,171,969)                   --
                                                                                            ------------          ------------
Net cash used in investing activities................................................        (90,096,967)           (5,286,781)

Financing activities:
  Proceeds from issuance of initial public offering, net.............................                 --            85,221,484
  Proceeds from sale of common stock.................................................        295,983,720                    --
  Proceeds from issuance of Series A preferred stock by..............................         23,062,523                    --
             Adir Technologies, Inc
  Proceeds from exercise of stock options............................................          3,770,437               999,750
  Repurchase of common stock.........................................................        (17,587,242)                   --
  Net repayments to IDT Corporation..................................................         (3,006,796)           (6,976,941)
                                                                                            ------------          ------------
Net cash provided by financing activities............................................        302,222,642            79,244,293
                                                                                            ------------          ------------
Effect of exchange rate on cash......................................................             62,286                    --
                                                                                            ------------          ------------
Net increase in cash and cash equivalents............................................        185,182,371            64,378,914
Cash and cash equivalents at beginning of period.....................................         57,874,228            20,379,048
                                                                                            ------------          ------------
Cash and cash equivalents at end of period...........................................       $243,056,599          $ 84,757,962
                                                                                            ============          ============

Supplemental disclosure of cash flow information:
Cash payments made for interest......................................................       $         --          $         --
                                                                                            ============          ============
Cash payments made for income taxes..................................................       $         --          $         --
                                                                                            ============          ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 2000.

2.  Earnings Per Share

     The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.  AT&T Transaction

     On August 11, 2000 AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased 14.9 million Class A shares from IDT for $75 per share, giving AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company.

4.  Adir Technologies, Inc.

     In the first quarter 2001, Adir Technologies, Inc., a subsidiary of Net2Phone, designated 135,000 shares of its preferred stock as Series A and sold 13,277 of such shares to unrelated third parties in a private placement transaction for aggreate gross proceeds of approximately $23,234,750. In addition, Adir sold 18,525 shares of its common stock to Net2Phone and Adir employees in exchange for promissory notes of approximately $3.2 million.

5.  Financial Instruments

     Effective August 1, 1999 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In the first quarter of fiscal 2001, the Company recorded a gain of approximately $16.9 million as a result of marking to market its derivative instruments.

     The carrying value of the Company's financial instruments approximates fair value, except for differences with respect to $23.0 million of certain equity investments included in investments at October 31, 2000 which are reflected at their carrying value because quoted market prices do not exist. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

6.  Aplio Acquisition

     On July 7, 2000, the Company acquired all of the outstanding capital stock of Aplio, S.A. ("Aplio") a company located in France with technolgy that enables Voice Over Internet Protocol ("VoIP") devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of the Company's common stock which were valued at $35.50 per share, promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, the Company is required to pay two contingent cash payments of $2,778,230 on July 7, 2001 and July 7, 2002. These contingent payments are dependent on certain individuals continuing their employment with the Company and will be recorded as expense if and when they become due.

     As collateral for the $4.8 million contingent payments, the Company has placed 150,329 shares of its common stock in escrow.

     The company may also be required to repurchase the shares of common stock issued to the selling shareholders on or prior to January 31, 2002. Such shares are included in redeemable common stock on the accompanying condensed consolidated balance sheet.

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

     The pro forma consolidated results for the three months ended October 31, 1999, assuming the consummation of the acquisition as of August 1, 1999, are as follows:

                                                               Three Months Ended
                                                                October 31, 1999
                                                                ----------------
               Total Revenue...............................       $13,824,498
               Net (loss)..................................        (8,807,034)
               Basic and diluted net loss per share........             (0.18)

7.  Intangible Assets

     Intangible assets and related amortization periods consist of the following:

                                                                October 31,         July 31,
                                                                ----------          -------
                                                                  2000                2000             Period (mos.)
                                                                  ----                ----          ------------------
               Goodwill....................................   $17,636,566         $       --                60
               Technology..................................    13,900,000                 --                35
               Trademark...................................     7,300,000          5,000,000                36
               Patent......................................     4,500,000                 --                35
               Workforce...................................       500,000                 --                34
                                                              -----------         ----------
                                                               43,836,566          5,000,000
               Accumulated amortization....................    (4,307,942)          (311,594)
                                                              -----------         ----------
               Intangible assets, net......................   $39,528,624         $4,688,406
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

8.  Marketable Securities

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at October 31, 2000:

                                                                         Gross            Gross
                                                       Carrying        Unrealized       Unrealized            Fair
                                                        Amount           Gains           Losses              Value
                                                        ------
     Short term:
     Held-to-maturity securities
     U.S. Government Agency Obligations             $ 67,983,102        $   898          $ (4,650)      $ 67,979,350
     Commercial paper............................     67,967,320         10,288           (12,638)        67,964,970
                                                    ------------        -------          --------       ------------
                                                     135,950,422         11,186           (17,288)       135,944,320
                                                    ------------        -------          --------       ------------
     Long term:
     Held-to-maturity securities
     U.S. Government Agency Obligations                7,780,455            501            (3,000)         7,777,956
     Commercial paper............................      6,945,757         25,243                --          6,971,000
                                                    ------------        -------          --------       ------------
                                                      14,726,212        $25,744          $ (3,000)      $ 14,748,956
                                                                        =======          ========       ============
     Available-for-sale securities
     WebEx common stock..........................     11,489,350
     Yahoo! common stock.........................     47,547,862
     Speechworks common stock....................     26,897,624
                                                    ------------
                                                     100,661,048
                                                    ------------
                                                    $236,611,470
                                                    ============

     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. As of October 31, 2000 the market value of the Yahoo! shares was $47,547,862. The unrealized depreciation of approximately $102.5 million has been recorded as a component of other comprehensive loss in the accompanying statement of stockholders' equity.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. WebEx completed its initial public offering in July 2000 and as of October 31, 2000 the market value of the WebEx shares was $11,489,350. The unrealized gain of approximately $10.6 million has been recorded as a component of other comprehensive income in the accompanying statement of stockholders' equity.

     In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks"). Speechworks completed its initial public offering in August 2000 and as of October 31, 2000 the market value of Speechworks shares was $26,897,624. The unrealized gain of $22.9 million has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

9.  Investments

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

     In August 2000, the Company acquired 994,299 shares of Predictive Networks, Inc. ("Predictive") Series C Convertible Preferred stock at $3.0172 per share. Predictive provides a content delivery and analysis operating system for Internet service providers. This investment is being accounted for using the cost method.

10.  Long-term Obligations

      At October 31, 2000, long-term obligations are comprised of the following:

          Promissory notes payable to Aplio Shareholders (note 6)..............     $ 6,537,450
          Future payments to Aplio Shareholders (note 6).......................       4,800,000
          French government loan...............................................         832,102
                                                                                    -----------
                                                                                     12,169,552
          Less:  Current portion...............................................      (2,719,675)
                                                                                    -----------
                                                                                    $ 9,449,877
                                                                                    ===========

     The promissory notes were issued in connection with the Aplio acquisition (note 6) and bear interest at an annual rate of 6.53%. The Company is required to pay $1,961,235 of the notes on March 31, 2001 and the remaining principal balance of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

     As of October 31, 2000, the Company had withdrawn the entire facility of FF6,439,404 under its ANVAR Facility in France. The loan bears no interest and the repayment schedule is as follows:

                    March 31, 2001..................  $ 258,440
                    March 31, 2002..................    258,440
                    March 31, 2003..................    315,222
                                                      ---------
                                                        832,102
                                                      =========

11.  Warrants

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

     The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable ("measurement date"), the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three thresholds of revenues are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on October 31, 2000, the Company would have expensed $34.3 million.

     In November 1999, the warrant was amended to include the right to purchase an additional .5% of the Company's outstanding capital stock on a fully diluted basis at a per share exercise price of $60.46 per share upon the achievement of $100 million of revenue.

12.  Stock Repurchase Program

     In October 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of October 31, 2000, the Company had repurchased 922,500 shares under this program.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of Net2Phone should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Net2Phone as of the date thereof, and Net2Phone assumes no obligation to update any forward-looking statement or risk factors.


Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Results of Operations

     Revenue. Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 135% from approximately $13.1 million for the three months ended October 31, 1999 to approximately $30.8 million for the three months ended October 31, 2000. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services and the growth of our product line of internet telephony devices.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 174%, from approximately $6.8 million for the three months ended October 31, 1999 to approximately $18.7 million for the three months ended October 31, 2000. As a percentage of total revenue, these costs increased from approximately 52.0% for the three months ended October 31, 1999 to approximately 60.7% for the three months ended October 31, 2000. This increase is primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships and are affected by price declines and free minutes generated through some of our strategic partners.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 99% from approximately $6.3 million for the three months ended October 31, 1999 to approximately $12.5 million for the three months ended October 31, 2000. This increase primarily reflects the increased marketing and advertising expenses associated with the agreements established with our strategic partners.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, entertainment, rent and utilities. General and administrative expenses increased approximately 207% from approximately $5.7 million for the three months ended October 31, 1999 to approximately $17.5 million for the three months ended October 31, 2000. As a percentage of total revenue these costs increased from approximately 43.4% for the three months ended October 31, 1999 to approximately 56.9% for the three months ended October 31, 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as the Company continues to build its operations, customer service, marketing and business development functions.

     Depreciation and Amortization. Depreciation and amortization increased approximately 565% from approximately $850,000 for the three months ended October 31, 1999 to approximately $5.7 million for the three months ended October 31, 2000. As a percentage of total revenues, these costs increased from approximately 6.5% for the three months ended October 31, 1999 to approximately 18.4% for the three months ended October 31, 2000. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment both domestically and internationally to manage increased call volumes. Amortization includes amortization of intangible assets in connection with our acquisition of Aplio which was completed in July 2000.

     Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 63% from $2.9 million for the three months ended October 31, 1999 to approximately

$4.8 million for the three months ended October 31, 2000. As a percentage of total revenue, these costs decreased from approximately 22.3% for the three months ended October 31, 1999 to approximately 15.5% for the three months ended October 31, 2000.

     Loss from Operations. Loss from operations was approximately $9.5 million for the three months ended October 31, 1999 as compared to loss from operations of approximately $28.3 million for the three months ended October 31, 2000. Excluding the non-cash compensation charge described above, our loss from operations for the three months ended October 31, 2000 would have been $23.5 million.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately 451% from $1.1 million for the three months ended October 31, 1999 to approximately $6.0 million for the three months ended October 31, 2000. The interest income resulted from the investment of the proceeds of our offerings.

     Other Income. Other income consists primarily of changes in the fair value of derivative financial instruments. Other income of appoximately $16.9 million resulted from gains on derivatives held during the quarter.


Liquidity and Capital Resources

     As of October 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $479.7 and working capital of approximately $391.5 million. The Company generated negative cash flow from operating activities of approximately $27.0 million during the three months ended October 31, 2000, compared with negative cash flow from operating activities of $9.6 million during the three months ended October 31, 1999. The decrease in cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in investing activities increased from $5.2 million during the three months ended October 31, 1999, to $90.1 million for the three months ended October 31, 2000. The Company's capital expenditures increased from approximately $5.3 million during the three months ended October 31, 1999 to $9.8 million for the three months ended October 31, 2000, as the Company expanded its domestic and international network infrastucture. In addition, the net cash used for investments in marketable securities was approximately $78.2 million for the quarter ended October 31, 2000. In August 2000, the Company purchased 321,027 shares of common stock of Speechworks, International, Inc. for approximately $4.0 million and acquired 994,299 shares of Predictive Networks, Inc. Series C Convertible preferred stock for approximately $3.0 million.

     Net cash provided by financing activities increased from $79.2 million during the three months ended October 31, 1999, to approximately $302.2 million for the three months ended October 31, 2000. The Company received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000 and received approximately $23.1 million in a private placement of 135,000 shares of preferred stock for Adir Technologies, Inc., a subsidiary of Net2Phone. During the three months ended October 31, 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of October 31, 2000, the Company had repurchased 922,500 shares under this program, utilizing approximately $17.6 million in cash.

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

Item 2. Changes in Securities and Use of Proceeds

     On August 11, 2000 AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased 14.9 million Class A shares from IDT for $75 per share, giving AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company. Proceeds to Net2Phone, after deducting related expenses, were approximately $296 million. Net2Phone expects to use the net proceeds for developing and maintaining strategic relationships, advertising and promotion, upgrading and expanding its network, international expansion, research and development, potential acquisitions and general corporate purposes. Over the past five months the Company has entered into and expanded upon its strategic distribution relationships and invested considerably to build its consumer brand. In addition, the Company has expanded its network to reach more points of presence, both domestically and internationally and is in the process of upgrading its fiber capacity.

Item 3. Defaults Upon Senior Securities

     Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits.

Exhibit No.     Description
-----------     -----------

   3.1*         Certificate of Incorporation, as amended.
   3.2*         Bylaws.
   3.3*         Certificate of Amendment to the Restated Certificate of
                Incorporation of the Registrant.
   3.4*         Certificate of Amendment to the Restated Certificate of
                Incorporation of the Registrant.
   4.1*         Specimen Common Stock Certificate of the Registrant.
 10.35**        Subscription Agreement, dated August 11, 2000, by and between
                Net2Phone, Inc. and AT&T Corp.
 10.36**        Registration Rights Agreement, dated August 11, 2000, by and between Net2Phone, Inc. and AT&T Corp.
 10.46#***      Voice over Internet Protocol Services Agreement, dated as of
                July 24, 2000, by and between Yahoo! Inc. and the Registrant.

   10.47#***      Stock Exchange Agreement, dated as of March 30, 2000, by and between Yahoo! Inc. and the Registrant.
   10.48***       Registration Rights
                  Agreement, dated as of March 30, 2000, by and between Yahoo!
                  Inc. and the Registrant.
   10.49***       Form of Founder Stock Agreement for Adir Technologies, Inc.,
                  dated as of September 8, 2000.

   10.50***       Form of Founder Stock Pledge Agreement for Adir Technologies,
                  Inc. dated as of September 8, 2000.
   27. 1****      Financial Data Schedule.

--------
* Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713).
** Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000.
*** Incorporated by reference from our Annual Report on Form 10-K/A filed on December 11, 2000.
****   Filed herewith.
#      Confidential treatment granted as to parts of this document.


b)   Reports on Form 8-K.

          On September 22, 2000 the Company filed Form 8-K/A amending the Company's report on Form 8-K filed on July 23, 2000 ("Original Form 8-K") to provide certain financial information required under Item 7 of the Original Form 8-K

          On October 16, 2000 the Company filed a second Form 8-K/A further amending the Company's Original Form 8-K to amend and restate the date stated in the first paragraph of Item 2 as July 7, 2000 and to amend and restate the financial statements required to be provided under Item 7.

          During the quarter ended October, 2000, the Company filed a report on Form 8-K dated August 21, 2000 reporting under Item 5 that the Company issued 4,000,000 newly issued shares of its Class A Common Stock to AT&T, Corp. for an aggregate purchase price of $300,000,000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NET2PHONE, INC.

                                  By:
December 14, 2000                         /s/ Howard S.Balter
-------------------                   ----------------------------
Date                                      Howard S.Balter
                                          Chief Executive Officer



                                  By:

                                          /s/ Ilan M. Slasky
                                      ----------------------------
                                          Ilan M. Slasky
                                          Chief Financial Officer

15