Form 10-Q
period 2001-01-31
NET2PHONE INC
filed 2001-03-19
CIK 1086472

     SECURITIES AND EXCHANGE COMMISSION SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 2001


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

                          ___________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                             ---

     As of March 13, 2001, the registrant had outstanding 25,299,626 shares of common stock, $.01 par value and 36,721,500 shares of Class A stock, $.01 par value

                                NET2PHONE, INC.

                               TABLE OF CONTENTS


                                                                                                        Page No.
                                                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of January 31, 2001 and July 31, 2000  .......................   3

     Condensed Consolidated Statements of Operations for the six months and three months ended
       January 31, 2001 and 2000  ..........................................................................   4

     Condensed Consolidated Statement of Stockholders' Equity for the six months ended
       January 31, 2001.....................................................................................   5


     Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2001
       and 2000  ...........................................................................................   6

     Notes to Condensed Consolidated Financial Statements  .................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
  Operations  ..............................................................................................  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  ......................................  15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings  ...............................................................................  16

Item 2.   Changes in Securities and Use of Proceeds  .......................................................  16

Item 3.   Defaults Upon Senior Securities  .................................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders  .............................................  16

Item 5.   Other Information  ...............................................................................  16

Item 6.   Exhibits and Reports on Form 8-K  ................................................................  16

Signatures  ................................................................................................  18

                         PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

                                NET2PHONE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              January 31,         July 31,
                                                                                            -------------       -------------
                                                                                                 2001               2000
                                                                                            -------------       -------------
                                                                                             (unaudited)          (note 1)
ASSETS:
Current assets:
  Cash and cash equivalents  ............................................................   $ 237,740,521       $  57,874,228
  Marketable securities - current........................................................      67,876,353          59,142,518
  Trade accounts receivable  ............................................................      15,425,274           9,754,931
  Prepaid contract deposits  ............................................................      13,289,321          13,443,704
  Inventory  ............................................................................       6,877,335           3,216,783
  Prepaid expenses  .....................................................................       5,749,828           7,020,970
  Notes receivable  .....................................................................       4,200,000           3,450,000
  Other current assets  .................................................................       3.893.209           2,119,802
                                                                                            -------------       -------------
     Total current assets  ..............................................................     355,051,841         156,022,936
  Property and equipment, net  ..........................................................      90,494,794          59,867,154
  Investments  ..........................................................................      36,206,909          19,845,349
  Marketable securities - long term......................................................      47,835,980         132,277,504
  Intangible assets, net  ...............................................................      38,815,752          42,123,045
  Other assets...........................................................................         114,060           1,592,445
                                                                                            -------------       -------------
     Total assets  ......................................................................   $ 568,519,336       $ 411,728,433
                                                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable  .....................................................................   $  10,511,600       $  19,783,115
  Accrued expenses  .....................................................................      29,603,208          17,230,019
  Deferred revenue  .....................................................................       7,362,401           5,010,951
  Current portion of long-term obligations  .............................................      11,120,989           2,743,761
  Due to IDT  ...........................................................................       8,495,556           4,883,111
                                                                                            -------------       -------------
     Total current liabilities  .........................................................      67,093,754          49,650,957
  Accrued expenses  .....................................................................              --           4,300,000
  Long-term obligations  ................................................................         629,322           5,203,340
                                                                                            -------------       -------------
     Total liabilities  .................................................................      67,723,076          59,154,297

Minority interests  .....................................................................      22,370,104                  --
Redeemable common stock, $.01 par value; 551,484 and 582,749 shares outstanding..........      19,577,682          20,687,590
Commitments and contingencies
Stockholders' equity :
    Common stock, $.01 par value; 200,000,000 shares authorized (including                        244,841             216,051
     redeemable shares;) 24,484,122 and 21,605,133 shares issued and outstanding.........
    Class A stock, $.01 par value, 37,924,250 shares authorized;.........................         367,215             339,167
     36,721,500 and 33,916,750 shares issued and outstanding.............................
    Additional paid-in capital  .........................................................     879,249,650         555,364,405
    Accumulated deficit..................................................................    (330,183,048)       (148,789,291)
    Accumulated other comprehensive gain (loss)..........................................       9,314,939         (41,757,843)
    Deferred compensation - stock options  ..............................................     (40,246,794)        (30,246,300)
    Loans to stockholders  ..............................................................      (6,495,129)         (3,239,643)
    Treasury stock, at cost, 3,809,400 and no shares  ...................................     (53,403,200)                 --
                                                                                            -------------       -------------
        Total stockholders' equity   ....................................................     458,848,474         331,886,546
                                                                                            -------------       -------------
        Total liabilities and stockholders' equity   ....................................   $ 568,519,336       $ 411,728,433
                                                                                            =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six  months ended               Three months ended
                                                      -------------------------------  -------------------------------
                                                                January 31,                      January 31,
                                                      -------------------------------  -------------------------------
                                                           2001            2000             2001            2000
                                                      --------------   -------------   --------------   -------------
                                                       (unaudited)      (unaudited)     (unaudited)      (unaudited)
Revenue:
Service revenue  .................................... $   60,837,261   $  26,926,116   $   33,896,534   $  14,546,160
Product revenue  ....................................      4,625,216       1,682,613          756,873         925,651
                                                      --------------   -------------   --------------   -------------
     Total revenue...................................     65,462,477      28,608,729       34,653,407      15,471,811
Costs and expenses:
Direct cost of revenue:
  Service cost of revenue  ..........................     42,116,004      14,017,346       25,196,360       7,686,848
  Product cost of revenue  ..........................      2,430,163       1,208,820          638,540         705,208
                                                      --------------   -------------   --------------   -------------
              Total direct cost of revenue  .........     44,546,167      15,226,166       25,834,900       8,392,056
Selling and marketing  ..............................     59,043,122      15,495,697       46,589,855       9,229,220
General and administrative  .........................     37,647,616      13,718,498       20,131,213       8,010,959
Depreciation and amortization  ......................     12,283,863       1,976,366        6,630,235       1,126,335
Compensation charge from the issuance of
 Stock options  .....................................      9,975,756       7,341,432        5,205,852       4,410,858
                                                      --------------   -------------   --------------   -------------
      Total costs and expenses  .....................    163,496,524      53,758,159      104,392,055      31,169,428

Loss from operations  ...............................    (98,034,047)    (25,149,430)     (69,738,648)    (15,697,617)

Interest income, net  ...............................     11,866,643       3,641,736        5,875,127       2,555,193

Other expense, net...................................    (95,918,235)             --     (112,856,355)             --
                                                      --------------   -------------   --------------   -------------

Loss before minority interests  .....................   (182,085,639)    (21,507,694)    (176,719,876)    (13,142,424)

Minority interests  .................................       (691,882)             --         (498,598)             --
                                                      --------------   -------------   --------------   -------------

Net Loss available to common shareholders............ $ (181,393,757)  $ (21,507,694)  $ (176,221,278)  $ (13,142,424)
                                                      ==============   =============   ==============   =============

Net loss per common share - basic and diluted  ...... $        (3.05)  $        (.44)  $        (2.99)  $        (.26)
                                                      ==============   =============   ==============   =============


Weighted average number of common shares used in
 the calculation of basic and diluted net
 loss per common share...............................     59,402,304      49,277,807       58,914,387      50,701,248
                                                      ==============   =============   ==============   =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Net2Phone, Inc.
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                       Six Months Ended January 31, 2001

                                                        Common Stock           Class A Stock     Additional
                                                   --------------------    --------------------    Paid-In        Accumulated
                                                      Shares    Amount       Shares     Amount     Capital          Deficit
                                                      ------    ------       ------     ------     -------          -------
Balance at July 31, 2000                           21,605,133 $ 216,051    33,916,750 $ 339,167  $ 555,364,405 $ (148,789,291)
Net loss for the six months ending
January 31, 2001                                            -         -             -        -               -   (181,393,757)
Foreign currency translation                                -         -             -        -               -              -
Unrealized equity securities loss, net                      -         -             -        -               -              -

Comprehensive loss                                          -         -             -        -               -              -
Issuance of Common Stock to AT&T                            -         -     4,000,000   40,000     295,943,720              -
Repurchase of Common Stock                                  -         -             -        -               -              -
Conversion of Class A stock to common stock         1,195,250    11,952    (1,195,250) (11,952)              -              -
Exercise of stock options                           1,683,739    16,838             -        -       7,965,275              -
Amortization of deferred compensation                       -         -             -        -               -              -
Deferred compensation                                       -         -             -        -      19,976,250              -
                                                   ---------- ---------    ---------- --------- -------------- --------------
Balance at January 31, 2001                        24,484,122 $ 244,841    36,721,500 $ 367,215  $ 879,249,650 $ (330,183,048)
                                                   ========== =========    ========== ========= ============== ==============

                                                 Accumulated
                                                    Other                                       Treasury Stock            Total
                                               Comprehensive    Deferred       Loans to     -----------------------   Stockholders'
                                                    Loss      Compensation   Stockholders    Shares       Amount         Equity
                                                    ----      ------------   ------------    ------       ------         ------
Balance at July 31, 2000                      $ (41,757,843)  $(30,246,300)  $(3,239,643)             $           -  $ 331,886,546
Net loss for the six months ending
January 31, 2001                                          -              -             -            -             -   (181,393,757)
Foreign currency translation                       (649,799)             -             -            -             -       (649,799)
Unrealized equity securities loss, net           51,722,581              -             -            -             -     51,722,581
                                                                                                                     -------------
Comprehensive loss                                        -              -             -            -             -   (130,320,975)
Issuance of Common Stock to AT&T                          -              -             -            -             -    295,983,720
Repurchase of Common Stock                                -              -             -    3,809,400   (53,403,200)   (53,403,200)
Conversion of Class A stock to common stock               -              -             -            -             -              -
Exercise of stock options                                 -              -    (3,255,486)           -             -      4,726,627
Amortization of deferred compensation                     -      9,975,756             -            -             -      9,975,756
Deferred compensation                                     -    (19,976,250)            -            -             -              -
                                                -----------   ------------   -----------  ----------- -------------  -------------
Balance at January 31, 2001                     $ 9,314,939   $(40,246,794)  $(6,495,129)   3,809,400 $ (53,403,200) $ 458,848,474
                                                ===========   ============   ===========  =========== =============  =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                    Six Months Ended
                                                                                                       January 31,

                                                                                                 2001                   2000
                                                                                             --------------         -------------
Operating activities:
  Net loss...........................................................................         ($181,393,757)         ($21,507,694)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................            12,283,863             1,976,366
  Amortization of discount on marketable securities..................................              (298,213)                   --
  Amortization of deferred compensation..............................................             9,975,756             7,341,432
  Write-down of Marketable Securities................................................            95,661,634                    --
  Loss from equity investment........................................................               256,601                    --
  Minority interests.................................................................              (691,881)                   --
                       Changes in assets and liabilities:
     Accounts receivable.............................................................            (5,665,885)           (3,594,098)
     Prepaid contract deposits.......................................................               154,383           (12,604,507)
     Inventory.......................................................................            (3,648,649)                   --
     Prepaid expenses................................................................             2,650,074                    --
     Other current assets............................................................            (3,145,648)           (5,671,609)
     Other assets....................................................................               961,632                19,995
     Accounts payable................................................................            (8,531,386)             (186,459)
     Accrued expenses................................................................            10,923,510                23,520
     Deferred revenue................................................................             2,351,450             2,895,729
     Net (repayments) advances from IDT Corporation..................................             3,612,446            (5,392,339)
                                                                                             --------------         -------------
Net cash used in operating activities................................................           (64,544,070)          (36,699,664)

Investing activities:
  Purchases of property, plant & equipment...........................................           (37,436,406)          (12,932,815)
  Cash held in escrow................................................................                    --           (10,000,000)
  Proceeds from derivative instrument................................................            25,221,850                    --
  Purchases of marketable securities.................................................          (111,108,479)                   --
  Payments of long-term obligations..................................................              (500,000)                   --
  Proceeds from the sale of marketable securities....................................           118,521,624                    --
  Purchase of trademark..............................................................            (1,561,956)                   --
  Issuance of notes receivable.......................................................            (4,750,000)                   --
  Investments........................................................................           (12,618,161)             (870,000)
                                                                                             --------------         -------------
Net cash used in investing activities................................................           (24,231,528)          (23,802,815)

Financing activities:
  Proceeds from issuance of initial public offering, net.............................                    --            85,221,484
  Proceeds from issuance of common stock in secondary offering, net..................                    --           177,854,738
  Proceeds from the sale of common stock.............................................           295,983,720                    --
  Proceeds from the issuance of Series A preferred stock                                                                       --
           by ADIR Technologies, Inc.................................................            23,061,987
  Proceeds from the exercise of stock options........................................             4,726,626             3,679,561
  Purchase of redeemable common stock................................................            (1,109,908)                   --
  Proceeds from repayment of loans to stockholders ..................................                    --               617,249
  Repurchase of common stock.........................................................           (53,403,200)                   --
                                                                                             --------------         -------------
Net cash provided by financing activities............................................           269,259,225           267,373,032
                                                                                             --------------         -------------
Effect of exchange rate on cash......................................................              (617,334)                   --
                                                                                             --------------         -------------
Net increase in cash and cash equivalents............................................           179,866,293           206,870,553
Cash and cash equivalents at beginning of period.....................................            57,874,228            20,379,048
                                                                                             --------------         -------------
Cash and cash equivalents at end of period...........................................        $  237,740,521         $ 227,249,601
                                                                                             ==============         =============
Supplemental disclosure of cash flow information:
Cash payments made for interest......................................................        $           --         $          --
                                                                                             ==============         =============
Cash payments made for income taxes..................................................        $           --         $          --
                                                                                             ==============         =============

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

4. ADIR Technologies, Inc.

     In the first quarter of Fiscal 2001, ADIR Technologies, Inc., a subsidiary of Net2Phone, designated 135,000 shares of its preferred stock as Series A and sold 13,277 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of approximately $23,234,750. In addition, ADIR has sold 19,025 shares of its common stock in Fiscal 2001 to Net2Phone and ADIR employees in exchange for promissory notes of approximately $3.3 million.

5. Financial Instruments

     Effective August 1, 1999 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. For the six months ended January 31, 2001, the Company recorded a gain of approximately $5.2 million relating to its derivative instruments.

     The carrying value of the Company's financial instruments approximates fair value, except for differences with respect to $28.3 million of certain equity investments included in investments at January 31, 2001 which are reflected at their carrying value because quoted market prices do not exist. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

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

     The company may also be required to repurchase a portion of the shares of common stock issued to the selling shareholders on or prior to January 31, 2002. Such shares are included in redeemable common stock on the accompanying condensed consolidated balance sheet.

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

     The pro forma consolidated results for the six months ended January 31, 2000, assuming the consummation of the acquisition as of August 1, 1999, are as follows:

                                                                                                 Six Months Ended
                                                                                                  January 31, 2000
                                                                                               ----------------------
          Total Revenue...............................................................                  $ 29,660,882
          Net (loss)..................................................................                   (22,497,176)
          Basic and diluted net loss per share........................................                          (.46)

7. Intangible Assets

     Intangible assets and related amortization periods consist of the following:


                                                                            January 31,             July 31,
                                                                        --------------------   ------------------
                                                                               2001                 2000            Period (mos.)
                                                                               ----                 ----            -------------
          Goodwill...................................................          $  19,610,030         $ 17,485,441          60
          Technology.................................................             13,900,000           13,900,000          35
          Trademark..................................................              7,580,105            7,300,000          36
          Patent.....................................................              4,500,000            4,500,000          35
          Workforce..................................................                500,000              500,000          34
                                                                                 -----------          -----------
                                                                                  46,090,135           43,685,441
          Accumulated amortization...................................             (7,274,383)          (1,562,396)
                                                                                 -----------          -----------
          Intangible assets, net.....................................          $  38,815,752         $ 42,123,045
                                                                                 ===========          ===========


     The excess of the cost over the fair value of tangible net assets of purchased businesses is recorded as intangible assets and is amortized on a straight-line basis. Costs associated with obtaining the right to use trademarks owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark.

8. Marketable Securities

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at January 31, 2001:

                                                                        Gross            Gross
                                                     Carrying        Unrealized        Unrealized            Fair
                                                      Amount            Gains            Losses             Value
                                                 -----------------
Short term:
Held-to-maturity securities
U.S. Government Agency Obligations..............     $  11,997,497      $  20,500     $         --        $ 12,017,997
Commercial paper................................         7,966,321             --               --           7,966,321
Corporate notes.................................         2,998,540             --               --           2,998,540
                                                      ------------       --------     ------------        ------------
                                                        22,962,358         20,500               --          22,982,858
                                                                         --------     ------------        ------------
Available-for-sale securities
WebEx common stock..............................         4,647,182
Yahoo! common stock.............................        30,093,466
Speechworks common stock........................        10,173,347
                                                      ------------
                                                        67,876,353
                                                      ------------
Long term:
Held-to-maturity securities
U.S. Government Agency Obligations                       3,000,000          1,500                  --        3,001,500
Corporate notes.................................        44,835,980        249,918                  --       45,085,898
                                                      ------------       --------     ---------------     ------------
                                                        47,835,980      $ 251,418     $            --     $ 48,087,398
                                                                         ========     ===============     ============
                                                     $ 115,712,333
                                                      ============

     In March 2000, the Company acquired 860,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. In the second quarter of Fiscal 2001, the Company recorded a loss relating to an other than temporary decline in the market value of its Yahoo! shares. This loss of approximately $100 million has been recorded as other expense in the accompanying condensed consolidated statement of operations.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. WebEx completed its initial public offering in July 2000 and as of January 31, 2001 the market value of the WebEx shares was $4,647,182. The unrealized gain of approximately $3.7 million has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

     In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks"). Speechworks completed its initial public offering in August 2000 and as of January 31, 2001 the market value of Speechworks shares was $10,173,347. The unrealized gain of $6.2 million has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

9.  Investments


     The Company has invested in minority holdings of several technology companies. Such investments are recorded at cost and amounted to approximately $28 million at January 31, 2001.

     In December 2000, the Company acquired 2,859,569 shares at $1.3988 and 1,573,096 shares at $1.907 of Alonet S.A. ("Alonet") common stock and converted loans of $4 million into common stock of Alonet. At January 31, 2001, the Company has accounted for its investment under the equity method of accounting.

10. Long-term Obligations

     At January 31, 2001, long-term obligations are comprised of the following:

          Promissory notes payable to Aplio Shareholders (note 6)....................    $  6,537,450
          Future payments to Aplio Shareholders (note 6).............................       4,300,000
          French government loan.....................................................         912,861
                                                                                         ------------
                                                                                           11,750,311
          Less: Current portion......................................................    (11,120,989)
                                                                                         ------------
                                                                                         $    629,322
                                                                                         ============

     The promissory notes were issued in connection with the Aplio acquisition (note 6) and bear interest at an annual rate of 6.53%. The Company is required to pay $1,961,235 of the notes on March 31, 2001 and the remaining principal balance of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

     As of January 31, 2001, the Company had withdrawn the entire facility of FF6,439,404 under its ANVAR Facility in France. The loan bears no interest and the repayment schedule is as follows:

            March 31, 2001...................................................    $283,539
            March 31, 2002...................................................     283,539
            March 31, 2003...................................................     345,783
                                                                                 --------
                                                                                 $912,861
                                                                                 ========

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

     The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable ("measurement date"), the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three thresholds of revenues are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on January 31, 2001, the Company would have expensed $24.0 million.

     In November 1999, the warrant was amended to include the right to purchase an additional .5% of the Company's outstanding capital stock on a fully diluted basis at a per share exercise price of $60.46 per share upon the achievement of $100 million of revenue.

12. Stock Repurchase Program

     In October 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of January 31, 2001, the Company had repurchased 3,809,400 shares under this program.

13. Legal Proceedings

Multi-Tech
----------

     The Company is currently involved in patent litigation in federal court in Minnesota. Multi-Tech Systems, Inc. of Minneapolis, Minnesota filed suit against the Company, along with several other defendants, alleging infringement of the claims of four U.S. Patents. The Company filed an answer and the litigation is in the early stages of discovery. The Company believes the claims are without merit and is vigorously defending the case. The Company's ability to favorably resolve this matter depends, in part, on the Company's ability to find prior art that invalidates the patents in suit. Since the search for prior art has not yet been completed, a meaningful probability of success on the merits cannot be provided at this time. However, should a judge issue an injunction against the Company requiring that the Company cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on the Company's business operations, financial condition, results of operations and cash flow.

Aplio S.A.
----------

     In connection with the acquisition of Aplio, S.A in July 2000 by the Company, a dispute has arisen with the selling shareholders regarding the issuance of stock options and the exercise price for the options and therefore the parties have agreed to submit the matter to mediation and, thereafter, to binding arbitration if the matter is not settled. The Company is confidant that if the matter is not settled, it will prevail in arbitration proceedings, however no assurance can be given as to the ultimate outcome of the arbitration

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 128.8% from approximately $28.6 million for the six months ended January 31, 2000 to approximately $65.5 million for the six months ended January 31, 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products, services and internet telephony devices.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 192.6%, from approximately $15.2 million for the six months ended January 31, 2000 to approximately $44.5 million for the six months ended January 31, 2001. As a percentage of total revenue, these costs increased from approximately 53.2% for the six months ended January 31, 2000 to approximately 68.0% for the six months ended January 31, 2001. This increase is primarily attributable to the cost of free minutes generated through some of our strategic partners and monthly recurring costs for leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. The Company has restructured certain contracts and are in the process of renegotiating other strategic relationships to limit or eliminate Net2Phone's subsidization of minutes to their customer bases.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 281% from approximately $15.5 million for the six months ended January 31, 2000 to approximately $59.1 million for the six months ended January 31, 2001. The Company incurred a one-time non-recurring termination charge of approximately $31 million related to marketing and advertising expenses associated with agreements established with one of our strategic partners.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, legal, rent, utilities and other costs. General and administrative expenses increased approximately 174.4% from approximately $13.7 million for the six months ended January 31, 2000 to approximately $37.6 million for the six months ended January 31, 2001. As a percentage of total revenue these costs increased from approximately 48.0% for the six months ended January 31, 2000 to approximately 57.5% for the six months ended January 31, 2001. This increase is primarily attributable to the costs associated with adding organizational infrastructure and the increase in personnel as the Company continues to build its operations, product development, customer service, marketing and business development functions and reflects the impact of the acquisitions completed in the period.

     Depreciation and Amortization. Depreciation and amortization increased approximately 521.5% from approximately $2.0 million for the six months ended January 31, 2000 to approximately $12.3 million for the six months ended January 31, 2001. As a percentage of total revenues, these costs increased from approximately 6.9% for the six months ended January 31, 2000 to approximately 18.8% for the six months ended January 31, 2001. Depreciation will continue to increase as we increase capital expenditures for the deployment of network and equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and the amortization of intangible assets in connection with our acquisition of Aplio in July 2000, the acquisition of iKena in December 2000 and the investment in Alonet in December 2000.

     Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 35.9% from $7.3 million for the six months ended January 31, 2000 to approximately $10.0 million for the six months ended January 31, 2001. As a percentage of total revenue, these costs decreased from approximately 25.7% for the six months ended January 31, 2000 to approximately 15.2% for the six months ended January 31, 2001. We expect to continue to expense non-cash compensation over the vesting period related to some of the options issued.

     Loss from Operations. Loss from operations was approximately $25.1 million for the six months ended January 31, 2000 as compared to loss from operations of approximately $98.0 million for the six months ended January 31, 2001. Excluding the non-cash compensation charge and the one-time non-recurring termination cost described above, our loss from operations for the six months ended January 31, 2001 would have been $57.1 million.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately 226% from $3.6 million for the six months ended January 31, 2000 to approximately $11.9 million for the six months ended January 31, 2001. The interest income resulted from the investment of the proceeds of sales of stock.

     Other Expense, net. In the second quarter of Fiscal 2001, the Company recorded a loss relating to a permanent write-down of its Yahoo! shares. This loss of approximately $100 million has been recorded as other expense in the accompanying condensed consolidated statement of operations. Offsetting the loss relating to a permanent write-down is a gain relating to changes in the fair value of derivative financial instruments.

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 124% from approximately $15.5 million for the three months ended January 31, 2000 to approximately $34.7 million for the three months ended January 31, 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products, services and internet telephony devices.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 208%, from approximately $8.4 million for the three months ended January 31, 2000 to approximately $25.8 million for the three months ended January 31, 2001. As a percentage of total revenue, these costs increased from approximately 54.2% for the three months ended January 31, 2000 to approximately 74.6% for the three months ended January 31, 2001. This increase is primarily attributable to the cost of free minutes generated through some of our strategic partners and monthly recurring costs for leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. We have restructured certain contracts and are in the process of renegotiating other strategic relationships to limit or eliminate Net2Phone's subsidization of minutes to their customer bases.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 405% from approximately $9.2 million for the three months ended January 31, 2000 to approximately $46.6 million for the three months ended January 31, 2001. The Company incurred a one-time non-recurring termination charge of approximately $31 million related to marketing and advertising expenses associated with agreements established with one of our strategic partners. We have renegotiated certain of the strategic agreements to eliminate or lower the fees paid to acquire customers.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, travel, entertainment, legal, rent, utilities and other costs. General and administrative expenses increased approximately 151% from approximately $8.0 million for the three months ended January 31, 2000 to approximately $20.1 million for the three months ended January 31, 2001. As a percentage of total revenue these costs increased from approximately 51.8% for the three months ended January 31, 2000 to approximately 58.1% for the three months ended January 31, 2001. This increase was primarily attributable to the costs associated with adding organizational infrastructure and increase in personnel as the Company continues to build its operations, product development, customer service, marketing and business development functions and reflects the impact of the acquisitions completed in the period.

     Depreciation and Amortization. Depreciation and amortization increased approximately 489% from approximately $1.1 million for the three months ended January 31, 2000 to approximately $6.6 million for the three months ended January 31, 2001. As a percentage of total revenues, these costs increased from approximately 7.3% for the three months ended January 31, 2000 to approximately 19.1% for the three months ended January 31, 2001. Depreciation will continue to increase as we increase capital expenditures for the deployment of network and equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and amortization of intangible assets in connection with our acquisition of Aplio in July 2000, the acquisition of iKena in December 2000 and the investment in Alonet in December 2000.

     Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 18% from $4.4 million for the three months ended January 31, 2000 to approximately $5.2 million for the three months ended January 31, 2001. As a percentage of total revenue, these costs decreased from approximately 28.5% for the three months ended January 31, 2000 to approximately 15.0% for the three months ended January 31, 2001. We expect to continue to expense non-cash compensation over the vesting period related to some of the options issued.

     Loss from Operations. Loss from operations was approximately $15.7 million for the three months ended January 31, 2000 as compared to loss from operations of approximately $69.7 million for the three months ended January 31, 2001. Excluding the non-cash compensation charge and the one-time non-recurring termination cost described above, our loss from operations for the three months ended January 31, 2001 would have been $33.5 million.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately 130% from $2.6 million for the three months ended January 31, 2000 to approximately $5.9 million for the three months ended January 31, 2001. The interest income resulted from the investment of the proceeds of sales of our stock.

     Other Expense, net. In the second quarter of Fiscal 2001, the Company recorded a loss relating to a permanent write-down of its Yahoo! shares. This loss of approximately $100 million has been recorded as other expense in the accompanying condensed consolidated statement of operations. Offsetting the loss relating to a permanent write-down is a gain relating to changes in the fair value of derivative financial instruments.

Liquidity and Capital Resources

     As of January 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $353.5 and working capital of approximately $288.0 million. The Company generated negative cash flow from operating activities of approximately $64.5 million during the six months ended January 31, 2001, compared with negative cash flow from operating activities of $36.7 million during the six months ended January 31,2000. The decrease in cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in investing activities increased from $23.8 million during the six months ended January 31, 2000, to $24.2 million for the six months ended January 31, 2001. The Company's capital expenditures increased from approximately $12.9 million during the six months ended January 31, 2000 to $37.4 million for the six months ended January 31, 2001, as the Company expanded
its domestic and international network infrastucture.   In addition, the net
cash from the proceeds from the sale of marketable securities was approximately
$7.4 million for the six months ended January 31, 2001.   In August 2000, the
Company purchased 321,027 shares of common stock of Speechworks, International, Inc. for approximately $4.0 million and acquired 994,299 shares of Predictive Networks, Inc. Series C Convertible preferred stock for approximately $3.0 million. In November 2000, the Company purchased 2,729,730 shares of HeyAnita, Inc. Series B preferred stock for approximately $2.0 million. In December 2000, the Company purchased 591,576 shares of LocatioNet Systems 2000 Ltd. common stock for approximately $1.0 million and acquired 54,000 shares of Millicom Italia common stock for approximately $2.0 million. In December 2000, the Company acquired 4,432,665 shares of Alonet S.A. common stock for approximately $3 million in cash and converted loans of $4 million due from Alonet S.A.

     Net cash provided by financing activities increased from $267.3 million during the six months ended January 31, 2000, to approximately $269.3 million for the six months ended January 31, 2001. The Company received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000 and received approximately $23.1 million in a private placement of 135,000 shares of preferred stock for Adir Technologies, Inc., a subsidiary of Net2Phone. During the six months ended January 31, 2001, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of January 31, 2001, the Company had repurchased 3,809,400 shares under this program, utilizing approximately $53.4 million in cash.

     The Company believes that, based upon its present business plan, the Company's existing cash resources will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings


Multi-Tech
----------

     The Company is currently involved in patent litigation in federal court in Minnesota. Multi-Tech Systems, Inc. of Minneapolis, Minnesota filed suit against the Company, along with several other defendants, alleging infringement of the claims of four U.S. Patents. The Company filed an answer and the litigation is in the early stages of discovery. The Company believes the claims are without merit and is vigorously defending the case. The Company's ability to favorably resolve this matter depends, in part, on the Company's ability to find prior art that invalidates the patents in suit. Since the search for prior art has not yet been completed, a meaningful probability of success on the merits cannot be provided at this time. However, should a judge issue an injunction against the Company requiring that the Company cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on the Company's business operations, financial condition, results of operations and cash flow.

Aplio S.A.
----------

     In connection with the acquisition of Aplio, S.A in July 2000 by the Company, a dispute has arisen with the selling shareholders regarding the issuance of stock options and the exercise price for the options and therefore the parties have agreed to submit the matter to mediation and, thereafter, to binding arbitration if the matter is not settled. The Company is confidant that if the matter is not settled, it will prevail in arbitration proceedings, however no assurance can be given as to the ultimate outcome of the arbitration


Item 2.   Changes in Securities and Use of Proceeds

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


Item 3.   Defaults Upon Senior Securities

     Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders (the "Meeting") was held on December 8, 2000. The following matters were submitted to our stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

     1.   Three of our Class I Directors were elected for a term of three years.

          (a)  Stephen M. Greenberg      86,484,455 votes for;           4,626,786 votes against;
          (b)  James R. Mellor           86,484,455 votes for;           4,626,786 votes against; and
          (c)  Anthony G. Werner         86,484,455 votes for;           4,626,786 votes against.

     2. Amendment to our 1999 Amended and Restated Stock Option and Incentive Plan (the "Plan") were ratified. The amendment to the Plan increased the number of shares reserved for issuance thereunder by 2,000,000 shares to an aggregate of 16,940,000 shares.

          Class A Common Stock:   33,303,800 votes for;     0 votes against               2,250,000 abstentions; and
          Common Stock            9,140,901 votes for;      1,600,088 votes against       21,256 abstentions.

     3. The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 31, 2001 was ratified.

          Class A Common Stock:   33,303,800 votes for;     0 votes against               0 abstentions; and
          Common Stock            19,520,791 votes for;     467,862 votes against         21,256 abstentions.

Item 5.   Other Information

Board of Directors
------------------

     On March 2000, Richard R. Roscitt, our Class II director resigned from the Board of Directors. On March 2000, the Board of Directors appointed David Nagel to serve as a Director until the next annual meeting of shareholders or until his earlier resignation or removal in accordance with our By-laws.


Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits.

Exhibit No.   Description
----------    -----------
   3.1*         Certificate of Incorporation, as amended.
   3.2*         Bylaws.
   3.3*         Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
   3.4*         Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
   4.1*         Specimen Common Stock Certificate of the Registrant.
   10.35**      Subscription Agreement, dated August 11, 2000, by and between Net2Phone, Inc. and AT&T Corp.
   10.36**      Registration Rights Agreement, dated August 11, 2000, by and between Net2Phone, Inc. and AT&T Corp.
   10.46#***    Voice over Internet Protocol Services Agreement, dated as of July 24, 2000, by and between Yahoo! Inc.
                and the Registrant.
   10.47##***   Stock Exchange Agreement, dated as of March 30, 2000, by and between Yahoo! Inc. and the Registrant.
   10.48***     Registration Rights Agreement, dated as of March 30, 2000, by and between Yahoo! Inc. and the Registrant.
   10.49***     Form of Founder Stock Agreement for Adir Technologies, Inc., dated as of September 8, 2000.
   10.50***     Form of Founder Stock Pledge Agreement for Adir Technologies, Inc. dated as of September 8, 2000.
   27. 1***     Financial Data Schedule.

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




                                      NET2PHONE, INC.

                                      By:
MARCH 19, 2001                                    /s/ Howard S.Balter
--------------                           --------------------------------
Date                                              Howard S.Balter
                                              Chief Executive Officer



                                      By:

                                                  /s/ Ilan M. Slasky
                                         --------------------------------
                                                  Ilan M. Slasky
                                                  Chief Financial Officer

18