Form 10-Q
period 2001-05-31
NET2PHONE INC
filed 2001-06-14
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________
                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001


                                       OR

               [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26763

                                NET2PHONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          DELAWARE                                  22-3559037
  (State or Other Jurisdiction       (I.R.S.Employer Identification No.)
of Incorporation or Organization)



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


  As of June 12, 2001, the registrant had outstanding 22,541,613 shares of common stock, $.01 par value and 36,421,500 shares of Class A stock, $.01 par value

                                NET2PHONE, INC.

                               TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Condensed Consolidated Balance Sheets as of April 30, 2001 and July 31, 2000  ......................         3

  Condensed Consolidated Statements of Operations for the nine months and three months ende
  April 30, 2001 and 2000  ...........................................................................         4

  Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
  April 30, 2001......................................................................................         5


  Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2001
  and 2000  ..........................................................................................         6

  Notes to Condensed Consolidated Financial Statements  . ............................................         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
  Operations  ........................................................................................        12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  ................................        15

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings  .........................................................................        16

Item 2.   Changes in Securities and Use of Proceeds  .................................................        16

Item 3.   Defaults Upon Senior Securities  ...........................................................        16

Item 4.   Submission of Matters to a Vote of Security Holders  .......................................        16

Item 5.   Other Information  .........................................................................        16

Item 6.   Exhibits and Reports on Form 8-K  ..........................................................        16

Signatures  ..........................................................................................        18

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements
                                NET2PHONE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       April 30,           July 31,
                                                                                   ----------------   ----------------
                                                                                          2001               2000
                                                                                    -------------      -------------
                                                                                     (unaudited)          (note 1)
ASSETS:
Current assets:
  Cash and cash equivalents ...................................................     $ 203,615,022    $  57,874,228
        Marketable securities - current........................................        57,447,170       59,142,518
   Trade accounts receivable ..................................................        13,907,548        9,754,931
  Prepaid contract deposits ...................................................         4,227,839       13,443,704
  Inventory ...................................................................         4,063,115        3,216,783
  Prepaid expenses ............................................................         4,328,174        7,020,970
  Notes receivable ............................................................         3,377,482        3,450,000
  Other current assets ........................................................           926,638        2,119,802
                                                                                    -------------    -------------
     Total current assets .....................................................       291,892,988      156,022,936
  Property and equipment, net .................................................       103,803,889       59,867,154
  Investments .................................................................        28,587,446       19,845,349
        Marketable securities - long ..........................................         6,974,452      132,277,504
         term
  Intangible assets, net ......................................................         6,758,497       42,123,045
  Other assets ................................................................           139,060        1,592,445
                                                                                    -------------    -------------
     Total assets .............................................................     $ 438,156,332    $ 411,728,433
                                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable ............................................................    $  19,220,229    $  19,783,115
  Accrued expenses ............................................................       23,851,896       17,230,019
  Deferred revenue ............................................................        6,978,141        5,010,951
  Current portion of long-term obligations ....................................        9,280,524        2,743,761
  Due to IDT ..................................................................       15,204,778        4,883,111
                                                                                   -------------    -------------
     Total current liabilities ................................................       74,535,568       49,650,957
        Accrued expenses ......................................................          366,667        4,300,000
        Long-term obligations .................................................          328,704        5,203,340
                                                                                   -------------    -------------
     Total liabilities ........................................................       75,230,939       59,154,297

Minority interests ............................................................       22,174,125               --
Redeemable common stock, $.01 par value; 551,484 and 582,749 shares outstanding       19,976,682       20,687,590
Commitments and contingencies
Stockholders' equity :
        Common stock, $.01 par value; 200,000,000 shares authorized including redeemable shares; 24,610,202 and 21,605,133 shares issued
             and outstanding ..................................................          246,102          216,051
  Class A stock, $.01 par value, 37,924,250 shares authorized;
            36,721,500 and 33,916,750 shares issued and outstanding............          367,215          339,167
  Additional paid-in capital ..................................................      878,898,949      555,364,405
  Accumulated deficit .........................................................     (449,062,869)    (148,789,291)
        Accumulated other comprehensive gain (loss) ...........................      (13,904,919)     (41,757,843)
  Deferred compensation - stock options .......................................      (34,570,530)     (30,246,300)
  Loans to stockholders .......................................................       (6,575,129)      (3,239,643)
  Treasury stock, at cost, 3,968,100 and no shares ............................      (54,624,233)            --
                                                                                   -------------    -------------
        Total stockholders' equity ............................................      320,774,586      331,886,546
                                                                                   -------------    -------------
        Total liabilities and stockholders' equity ............................    $ 438,156,332    $ 411,728,433
                                                                                   =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Nine  months ended               Three months ended
                                                                 -------------------------------  ------------------------------
                                                                            April 30,                        April 30,
                                                                 -------------------------------  ------------------------------
                                                                           2001            2000             2001            2000
                                                                 --------------   -------------   --------------   -------------
                                                                  (unaudited)      (unaudited)     (unaudited)      (unaudited)
Revenue:
Service revenue  ............................................... $  100,777,698   $  43,083,128   $   39,940,437   $  16,157,012
Product revenue  ...............................................      5,299,233       4,395,402          674,017       2,712,789
                                                                 --------------   -------------   --------------   -------------
     Total revenue                                                  106,076,931      47,478,530       40,614,454      18,869,801
Costs and expenses:
Direct cost of revenue:
  Service cost of revenue  .....................................     75,973,876      23,848,960       33,857,872       9,831,614
  Product cost of revenue  .....................................      6,094,862       2,320,318        3,664,699       1,111,498
                                                                 --------------   -------------   --------------   -------------
     Total direct cost of revenue  .............................     82,068,738      26,169,278       37,522,571      10,943,112
Selling and marketing  .........................................     73,872,149      26,628,894       14,829,027      11,133,197
General and administrative  ....................................     59,302,479      23,497,976       21,654,863       9,779,478
Depreciation and amortization  .................................     17,366,783       3,536,361        5,082,920       1,559,995
Restructuring costs and other charges...........................     66,500,044              --       66,500,044              --
Compensation charge from the issuance of stock options .........     15,127,020      11,710,318        5,151,264       4,368,886
                                                                 --------------   -------------   --------------   -------------
      Total costs and expenses  ................................    314,237,213      91,542,827      150,740,689      37,784,668

Loss from operations  ..........................................   (208,160,282)    (44,064,298)    (110,126,235)    (18,914,867)

Interest income, net  ..........................................     15,416,626       6,790,539        3,549,983       3,148,803

Other expense, net..............................................   (108,505,284)             --      (12,587,049)             --
                                                                 --------------   -------------   --------------   -------------

Loss before minority interests  ................................   (301,248,940)    (37,273,758)    (119,163,301)    (15,766,064)

Minority interests  ............................................       (975,358)             --         (283,476)             --
                                                                 --------------   -------------   --------------   -------------

Net Loss........................................................   (300,273,582)   ( 37,273,758)    (118,879,825)    (15,764,064)

Redeemable common stock accretion...............................       (398,999)             --         (398,999)             --
                                                                 --------------   -------------   --------------   -------------

Net loss available to common stockholders.......................  ($300,672,581)   ($37,273,758)   ($119,278,824)   ($15,766,064)
                                                                 ==============   =============   ==============   =============

Net loss per common share - basic and diluted  .................  (  $     5.10)     (  $   .74)      (  $  2.06)     (  $   .30)
                                                                  ==============   =============   ==============   =============

Weighted average number of common shares used in the calculation     58,934,894      50,488,359       57,979,499      53,208,004
 of basic and diluted net loss per common share                   ==============   =============   ==============   =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          Net2Phone, Inc.
                                     Condensed Consolidated Statement of Stockholders' Equity
                                                            (Unaudited)
                                                 Nine Months Ended April 30, 2001

                                                                    Common Stock                 Class A Stock
                                                            ----------------------------------------------------------
                                                                Shares        Amount          Shares        Amount
                                                                ------        ------          ------        ------

Balance at July 31, 2000                                        21,605,133    $ 216,051       33,916,750    $ 339,167
Net loss for the nine months ending April 30, 2001                       -            -                -            -
Foreign currency translation                                             -            -                -            -
Unrealized equity securities loss, net                                   -            -                -            -
                                                                         -            -                -            -
Comprehensive loss                                                       -            -                -            -
Issuance of Common Stock to AT&T                                         -            -        4,000,000       40,000
Repurchase of Common Stock                                               -            -                -            -
Conversion of Class A stock to common stock                      1,195,250    $  11,952      (1,195,250)   $ (11,952)
Exercise of stock options                                        1,809,819    $  18,099                -            -
Accretion of redeemable common stock
Amortization of deferred compensation                                    -            -                -            -
Deferred compensation                                                    -            -                -            -
                                                            ----------------------------  ------------------------------
Balance at April 30, 2001                                       24,610,202    $ 246,102       36,721,500    $ 367,215
                                                            ============================  ==============================
                                                                                                 Accumulated
                                                              Additional                            Other
                                                               Paid-In         Accumulated      Comprehensive      Deferred
                                                               Capital           Deficit             Loss        Compensation
                                                               -------           -------             ----        ------------


Balance at July 31, 2000                                      $ 555,364,405     $(148,789,291)   $ (41,757,843)   $(30,246,300)
Net loss for the nine months ending April 30, 2001                        -      (300,273,578)                -               -
Foreign currency translation                                              -                  -        (445,399)               -
Unrealized equity securities loss, net                                    -                  -       28,298,323               -
                                                                          -                  -                                -
Comprehensive loss                                                        -                  -                -               -
Issuance of Common Stock to AT&T                                295,943,720                  -                -               -
Repurchase of Common Stock                                                -                  -                -               -
Conversion of Class A stock to common stock                   $           -      $           -     $          -     $         -
Exercise of stock options                                     $   8,538,573      $           -     $          -     $         -
Accretion of redeemable common stock                              (398,999)
Amortization of deferred compensation                                     -                  -                -      15,127,020
Deferred compensation                                            19,451,250                  -                -    (19,451,250)
                                                            --------------------------------------------------------------------
Balance at April 30, 2001                                     $ 878,898,949    $ (449,062,869)   $ (13,904,919)   $(34,570,530)
                                                            ====================================================================

                                                                                        Treasury Stock               Total
                                                                 Loans to     ----------------------------------  Stockholders'
                                                               Stockholders        Shares           Amount           Equity
                                                               ------------        ------           ------           ------


Balance at July 31, 2000                                       $   (3,239,643)              -    $             -   $  331,886,546
Net loss for the nine months ending April 30, 2001                           -              -                  -    (300,273,578)
Foreign currency translation                                                 -              -                  -        (445,399)
Unrealized equity securities loss, net                                       -              -                  -       28,298,323
                                                                                                                 -----------------
                                                                             -              -                  -
Comprehensive loss                                                           -              -                  -    (272,420,654)
Issuance of Common Stock to AT&T                                             -              -                  -      295,983,720
Repurchase of Common Stock                                                   -      3,968,100       (54,624,233)     (54,624,233)
Conversion of Class A stock to common stock                    $             -              -    $             -                -
Exercise of stock options                                      $   (3,335,486)              -    $             -        5,221,186
Accretion of redeemable common stock                                                                                    (398,999)
Amortization of deferred compensation                                        -              -                  -       15,127,020
Deferred compensation                                                        -              -                  -                -
                                                            ----------------------------------------------------------------------
Balance at April 30, 2001                                       $  (6,575,129)      3,968,100    $  (54,624,233)   $  320,774,586
                                                            ======================================================================


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NET2PHONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                                          April 30,
                                                                                           2001             2000
                                                                                ---------------     ------------
Operating activities:
  Net loss ................................................................      ($300,273,582)   ($ 37,273,758)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................         17,366,783        3,536,361
  Amortization of discount on marketable securities .......................            (79,528)            --
  Amortization of deferred compensation ...................................         15,127,020       11,710,318
  Write-down of marketable securities .....................................         95,661,634             --
  Write-down of assets ....................................................         56,309,580             --
  Minority interests ......................................................           (975,358)            --
                       Changes in assets and liabilities:
   Accounts receivable ....................................................         (4,159,418)      (4,871,897)
      Prepaid contract deposits ...........................................          9,215,865      (16,754,946)
         Inventory ........................................................           (871,254)            --
         Prepaid expenses .................................................          3,866,632             --
         Other current assets .............................................            (47,156)      (9,910,955)
        Other assets ......................................................            936,632         (990,182)
     Accounts payable .....................................................            112,080        3,981,639
     Accrued expenses .....................................................          5,055,025         (505,279)
     Deferred revenue .....................................................          1,967,190          315,721
     Net (repayments) advances from IDT Corporation .......................         10,321,667      (13,009,575)
                                                                                 -------------    -------------
Net cash used in operating activities .....................................        (90,466,188)     (63,772,553)

Investing activities:
  Purchases of property, plant & equipment ................................        (62,760,208)     (28,589,706)
  Proceeds from derivative instrument .....................................         25,221,850             --
  Purchases of marketable securities ......................................       (119,116,114)    (112,057,602)
  Payments of long-term obligations .......................................         (2,224,040)            --
  Proceeds from the sale of marketable securities .........................        153,517,033             --
  Purchase of trademark ...................................................         (5,589,159)            --
  Issuance of notes receivable ............................................         (6,927,482)            --
  Investments .............................................................        (14,130,976)     (20,663,546)
                                                                                 -------------    -------------
Net cash used in investing activities .....................................        (32,009,096)    (161,310,854)

Financing activities:
  Proceeds from issuance of common stock in initial public offering, net ..                          83,806,473
  Proceeds from issuance of common stock in secondary offering, net .......                         177,382,364
  Proceeds from the sale of common stock ..................................        295,983,721             --
  Proceeds from the issuance of Series A preferred stock
           by ADIR Technologies, Inc. .....................................         23,149,483             --
  Proceeds from the exercise of stock options .............................          5,221,186        8,154,302
  Purchase of redeemable common stock .....................................         (1,109,108)
  Proceeds from repayment of loans to stockholders ........................               --            627,049
  Repurchase of common stock ..............................................        (54,624,233)            --
                                                                                 -------------    -------------
Net cash provided by financing activities .................................        268,621,049      269,970,188
                                                                                 -------------    -------------
Effect of exchange rate on cash ...........................................           (404,971)            --
                                                                                 -------------    -------------
Net increase in cash and cash equivalents .................................        145,740,794       44,886,781
Cash and cash equivalents at beginning of period ..........................         57,874,228       20,379,048
                                                                                 -------------    -------------
Cash and cash equivalents at end of period ................................      $ 203,615,022       65,265,829
                                                                                 =============    =============

Supplemental disclosure of cash flow information:
Cash payments made for interest ...........................................                                 --
Cash payments made for income taxes .......................................                                 --

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

  We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.   Earnings Per Share

  The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.


3.   Financial Instruments

   Effective August 1, 1999 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. For the nine months ended April 30, 2001, the Company recorded a gain of approximately $15.1 million relating to its derivative instruments.

The carrying value of the Company's financial instruments approximates fair value, except for differences with respect to $28.6 million of certain equity investments included in investments at April 30, 2001 which are reflected at their carrying value because quoted market prices do not exist. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.


4.   AT&T Transaction

   On August 11, 2000 AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased 14.9 million Class A shares from IDT for $75 per share, giving AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company.

5.   ADIR Technologies, Inc.

   In the first quarter of Fiscal 2001, ADIR Technologies, Inc., ("ADIR") a subsidiary of Net2Phone, designated 135,000 shares of its preferred stock as Series A and sold 13,277 of such shares to Cisco Systems, Softbank and IDT in a private placement transaction for aggregate gross proceeds of approximately $23,234,750. In addition, ADIR has sold 19,025 shares of its common stock in Fiscal 2001 to Net2Phone and ADIR employees in exchange for promissory notes of approximately $3.3 million.

   In the fourth quarter of Fiscal 2001, ADIR raised an additional $25 million in exchange for 9,905 shares of its Series B preferred stock from its previous investors, Cisco Systems and Softbank.

   In June 2001, ADIR announced that it had entered into a definitive agreement to acquire publicly-held NetSpeak Corporation ("NetSpeak"), a leading supplier of network management, call-control and application software for Voice over IP networks. Under the terms of the proposed merger agreement, which is subject to the approval of NetSpeak's shareholders, ADIR will pay between $3.00 and $3.10 in cash for all outstanding shares of NetSpeak's common stock, valuing the acquisition at between approximately $46.5 and $48.2 million.

6.   Aplio Acquisition

   On July 7, 2000, the Company acquired all of the outstanding capital stock of Aplio, S.A. ("Aplio") a company located in France with technology that enables Voice Over Internet Protocol ("VoIP") devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of the Company's common stock which were valued at $36.947 per share, promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, the Company is required to pay three contingent cash payments of $2,778,230 on
July 7, 2001 and July 7, 2002, and $2.5 million on July 7, 2003.   As collateral
for the $4.8 million contingent payments, the Company has placed 150,329 shares
of its common stock in escrow.   The company may also be required to repurchase
a portion of the shares of common stock issued to the selling shareholders on or prior to January 31, 2002. Such shares are included in redeemable common stock on the accompanying condensed consolidated balance sheet.

   As of June 7, 2001, the Company entered into a Settlement Agreement with certain Aplio shareholders pursuant to which the Company can redeem their shares or pay the difference between market value of the shares on certain dates and $36.47 per share. The total redemption obligation (subject to reduction for the market value of the shares on the redemption dates) is $4.3 million, of which $1 million is payable on or before July 15, 2001, the balance is payable on or before August 3, 2001 and an additonal $10.9 million is payable on or before April 30, 2003. In exchange, these shareholders waived their rights to receive $2 million held back by the Company at the closing to secure certain indemnification obligations.

   The aggregate purchase price of $36.2 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.9 million which was preliminarily allocated as follows: approximately $17.7 million to goodwill, $13.9 million to technology, $2.3 million to trademark, $4.5 million to patents and $500,000 to workforce.

   This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from July 7, 2000, the date of acquisition.

   In the third quarter of Fiscal 2001, the Company decided to discontinue Aplio's operations. See Note 14.


7.   Intangible Assets

 Intangible assets and related amortization periods consist of the following:


                               April 30,            July 31,
                               ---------            --------
                                   2001                2000     Period (mos.)
                                   ----                ----     -------------
Goodwill .............       $ 5,288,675        $17,485,441         60
Technology ...........         1,000,000         13,900,000         35
Trademark ............           624,172          7,300,000         36
Patent ...............              --            4,500,000         35
Workforce ............              --              500,000         34
                                ---------        ----------
                                6,912,847        43,685,441
                                ---------        ----------
Accumulated amortization        (154,350)        (1,562,396)
                                --------         ----------
Intangible assets, net       $ 6,758,497        $42,123,045
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

   In connection with the decision to discontinue Aplio's operations in the third quarter of Fiscal 2001 (see Note 14), the Company wrote off unamortized goodwill, technology, trademark, patents and workforce of $15.6 million, $10.1 million, $1.9 millions, $3.6 million, and $435,000, respectively.


8.   Marketable Securities

    Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at April 30, 2001:

                                                                        Gross            Gross
                                                     Carrying        Unrealized        Unrealized            Fair
                                                      Amount            Gains            Losses             Value
                                                      ------
Short term:
Held-to-maturity securities
U.S. Government Agency Obligations                     $ 8,000,000       $  5,600                 $--       $ 8,005,600
Corporate notes ...................................     28,617,427        198,867                  31        28,816,263
                                                       -----------       --------  ------------------       -----------
                                                        36,617,427        204,467                  31        36,821,863
                                                       -----------       --------  ------------------       -----------
Available-for-sale  securities
WebEx common stock ...................................     414,294
Yahoo! common stock ..................................  16,274,201
Speechworks common stock .............................   4,141,248
                                                       -----------
                                                        20,829,743
                                                       -----------
                                                        57,447,170
                                                       -----------
Long term:
Held-to-maturity securities
U.S. Government Agency Obligations                       5,000,000         14,250                  --         5,014,250
Corporate notes ......................................   1,974,452             --                  --         1,974,452
                                                       -----------       --------  ------------------       -----------
                                                       $ 6,974,452       $ 14,250                 $--       $ 6,988,702
                                                       ===========       ========  ==================       ===========

                                                       ===========


     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. common stock in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. In the second quarter of Fiscal 2001, the Company recorded a loss relating to an other than temporary decline in the market value of its Yahoo! shares. This loss of approximately $100 million has been recorded as other expense in the accompanying condensed consolidated statement of operations.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. WebEx completed its initial public offering in July 2000 and as of April 30, 2001 the market value of the WebEx shares was approximately $414,000. During the third quarter of Fiscal 2001, 220,000 shares of Series A Preferred Stock were sold for net proceeds of $2.5 million resulting in a gain of $1.8 million.

     In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks"). Speechworks completed its initial public offering in August 2000 and as of April 30, 2001 the market value of Speechworks shares was $4,141,248. The unrealized gain of $141,252 has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

9.   Investments


   The Company has invested in minority holdings of several technology companies. Such investments are recorded at cost and amounted to approximately $29 million at April 30, 2001.

   In December 2000, the Company acquired 2,859,569 shares at $1.3988 and 1,573,096 shares at $1.907 of Alonet S.A. ("Alonet") common stock and converted loans of $4 million into common stock of Alonet. During the third quarter of 2001, Alonet ceased operations and the Company wrote-off the investment, resulting in a loss of $10.3 million.


10.   Long-term Obligations

   At April 30, 2001, long-term obligations are comprised of the following:


Promissory notes payable to Aplio Shareholders (note 6) ...        $ 4,576,215
Future payments to Aplio Shareholders (note 6) ............          4,300,000
French government loan ....................................            733,013
                                                                   -----------
                                                                     9,609,228
Less:  Current portion ....................................         (9,280,524)
                                                                   -----------
                                                                   $   328,704
                                                                   ===========


   The promissory notes were issued in connection with the Aplio acquisition (note 6) and bear interest at an annual rate of 6.53%. The Company is required to pay the remaining principal balance of the promissory note of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

   As of April 30, 2001, the Company had withdrawn the entire facility of FF6,439,404 under its ANVAR Facility in France. The loan bears no interest and the repayment schedule is as follows:


          March 31, 2002 .............................  $404,309
          March 31, 2003 .............................   328,704
                                                        --------
                                                        $733,013
                                                        ========


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

   The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable ("measurement date"), the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three thresholds of revenues are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on April 30, 2001, the Company would have expensed $12.4 million.

   In November 1999, the warrant was amended to include the right to purchase an additional .5% of the Company's outstanding capital stock on a fully diluted basis at a per share exercise price of $60.46 per share upon the achievement of $100 million of revenue.

12.     Stock Repurchase Program

   In October 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of April 30, 2001, the Company had repurchased 3,968,100 shares under this program.

13.  Legal Proceedings

Multi-Tech
----------

     The Company is currently involved in patent litigation in federal court in Minnesota. Multi-Tech Systems, Inc. of Minneapolis, Minnesota filed suit against the Company, along with several other defendants, alleging infringement of the claims of four U.S. Patents. The Company filed an answer and the litigation is currently in discovery. The Company believes the claims are without merit and is vigorously defending the case. The Company's ability to favorably resolve this matter depends, in part, on the Company's ability to find prior art that invalidates the patents in suit. Since the search for prior art has not yet been completed, a meaningful probability of success on the merits cannot be provided at this time. However, should a judge issue an injunction against the Company requiring that the Company cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on the Company's business operations, financial condition, results of operations and cash flow.

Aplio S.A.
----------

   In connection with the acquisition of Aplio, S.A in July 2000 by the Company, a dispute has arisen with certain selling shareholders with respect to the Company's obligations under the original Stock Purchase Agreement. As of June 7, 2001, the Company settled the dispute with one group of shareholders, pursuant to which the Company has agreed to redeem their shares or pay the difference between market value of the shares on certain dates and $36.47 per share. The total redemption obligation (subject to reduction for the market value of the shares on the redemption dates) is $4.3 million, of which $1 million is payable on or before July 15, 2001, the balance is payable on or before August 3, 2001 and an additional $10.9 million payable on or before April 30, 2003. In exchange, these shareholders waived their rights to receive $2 million in monies held back by the Company at the closing to secure certain indemnification obligations. The Company, to date, has been unable to resolve the matter with the remaining shareholders. The amount involved in the dispute is approximately $15,000,000. In addition, the Company is in dispute with these same selling shareholders regarding the issuance of stock options and the exercise price for the options.


14.  Restructuring Costs and Other Charges

     In the third quarter of Fiscal 2001, the Company decided to restructure the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The Company expects to record an additional charge in the fourth quarter of Fiscal 2001 related to possible Aplio employee terminations.

     In addition, the Company has recorded reserves related to advertising agreements and the write-off of software which were required based on the Company's review of its business plan, as no future benefits are expected from these assets and commitments.

     The restructuring charges consisted of $53.0 million of asset write-offs and $13.5 million of accruals for payments due under contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's ability to expand its customer base, the Company's ability to develop additional and leverage its existing distribution channels for its products and solutions, dependence on strategic and channel partners including their ability to distribute the Company's products and meet or renew their financial commitments, the Company's ability to address international markets, the effectiveness of the Company's sales and marketing activities, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to the Company's products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, the Company's ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, and obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.


Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000

Results of Operations

   Revenue.   Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 123.4% from approximately $47.5 million for the nine months ended April 30, 2000 to approximately $106.1 million for the nine months ended April 30, 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

  Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Direct cost of revenue increased by 213.6%, from approximately $26.2 million for the nine months ended April 30, 2000 to approximately $82.1 million for the nine months ended April 30, 2001. As a percentage of total revenue, these costs increased from approximately 55.1% for the nine months ended April 30, 2000 to approximately 77.4% for the nine months ended April 30, 2001. This increase is primarily attributable to a write-down of $3 million in inventory to reflect current market values in addition to the cost of free minutes generated through some of our strategic partners and the monthly recurring costs for leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. The Company has restructured certain contracts and renegotiated other strategic relationships to limit or eliminate Net2Phone's subsidization of minutes to their customer base.

  Selling and Marketing.   Selling and marketing expenses consist primarily of
expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 177.4% from approximately $26.6 million for the nine months ended April 30, 2000 to
approximately $73.9 million for the nine months ended April 30, 2001.   In the
second quarter of Fiscal 2001, the Company incurred a one-time non-recurring termination charge of approximately $31 million related to marketing and advertising expenses associated with agreements established with our strategic partners. We have renegotiated certain of the strategic agreements to eliminate or lower the fees paid to acquire customers.


  General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other costs. General and administrative expenses increased approximately 152.4% from approximately $23.5 million for the nine months ended April 30, 2000 to approximately $59.3 million for the nine months ended April 30, 2001. As a percentage of total revenue these costs increased from approximately 49.5% for the nine months ended April 30, 2000 to approximately 55.9% for the nine months ended April 30, 2001. This increase is primarily attributable to the costs associated with adding organizational infrastructure and the increase in personnel as the Company continues to build its operations, product development, customer service, marketing and business development functions and reflects the impact of acquisitions.

  Depreciation and Amortization. Depreciation and amortization increased approximately 391.1% from approximately $3.5 million for the nine months ended April 30, 2000 to approximately $17.4 million for the nine months ended April 30, 2001. As a percentage of total revenues, these costs increased from approximately 7.4% for the nine months ended April 30, 2000 to approximately 16.4% for the nine months ended April 30, 2001. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and the amortization of intangible assets in connection with our acquisition of iKena in December 2000.

     Restructuring costs and other charges. In the third quarter of Fiscal 2001, the Company decided to discontinue the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The Company expects to record an additional charge in the fourth quarter of Fiscal
2001 related to Aplio employee terminations.   In addition, the Company has
recorded reserves related to advertising agreements and the write-off of software which were required based on the Company's review of it's current business plan, as no future benefits are expected from these assets and
commitments.   The restructuring charges consisted of  $53.0 million of asset write-offs and $13.5 million of accruals for payments due under contracts.

  Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 29.2% from $11.7 million for the nine months ended April 30, 2000 to approximately $15.1 million for the nine months ended April 30, 2001. As a percentage of total revenue, these costs decreased from approximately 24.7% for the nine months ended April 30, 2000 to approximately 14.3% for the nine months ended April 30, 2001. We expect to continue to expense non-cash compensation over the vesting period related to some of the options issued.

  Loss from Operations. Loss from operations was approximately $44.1 million for the nine months ended April 30, 2000 as compared to loss from operations of approximately $208.2 million for the nine months ended April 30, 2001. Excluding the non-cash compensation charge, the one-time non-recurring termination cost, and restructuring costs and other charges described above, our loss from operations for the nine months ended April 30, 2001 would have been $95.5 million.

  Interest Income, net.   Interest income consists primarily of interest earned
on cash and cash equivalents. Interest income increased approximately 127.0% from $6.8 million for the nine months ended April 30, 2000 to approximately $15.4 million for the nine months ended April 30, 2001. The interest income resulted from the investment of the proceeds of sales of our stock.

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


Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Results of Operations

   Revenue.   Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 115.2% from approximately $18.9 million for the three months ended April 30, 2000 to approximately $40.6 million for the three months ended April 30, 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

  Direct Cost of Revenue.   Net2Phone's direct cost of revenue consists
primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue increased by 242.9%, from approximately $10.9 million for the three months ended April 30, 2000 to approximately $37.5 million for the three months ended April 30, 2001. As a percentage of total revenue, these costs increased from approximately 58.0% for the three months ended April 30, 2000 to approximately 92.4% for the three months ended April 30, 2001. This increase is primarily attributable to a write-down of $3 million in inventory to reflect current market values in addition to the cost of free minutes generated through some of our strategic partners and the monthly recurring costs for leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. We have restructured certain contracts and renegotiated other strategic relationships to limit or eliminate Net2Phone's subsidization of minutes to their customer base.

  Selling and Marketing.   Selling and marketing expenses consist primarily of
expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 33.2% from approximately $11.1 million for the three months ended April 30, 2000 to approximately $14.8 million for the three months ended April 30, 2001. We have renegotiated certain of the strategic agreements to eliminate or lower the fees paid to acquire customers.

  General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other costs. General and administrative expenses increased approximately 121.4% from approximately $9.8 million for the three months ended April 30, 2000 to approximately $21.7 million for the three months ended April 30, 2001. As a percentage of total revenue these costs increased from approximately 51.8% for the three months ended April 30, 2000 to approximately 53.3% for the three months ended April 30, 2001. This increase was primarily attributable to the costs associated with adding organizational infrastructure, an increase in personnel as the Company continues to build its operations, product development, customer service, marketing and business development functions and reflects the impact of acquisitions.

  Depreciation and Amortization. Depreciation and amortization increased approximately 225.8% from approximately $1.6 million for the three months ended April 30, 2000 to approximately $5.1 million for the three months ended April 30, 2001. As a percentage of total revenues, these costs increased from approximately 8.3% for the three months ended April 30, 2000 to approximately 12.5% for the three months ended April 30, 2001. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and amortization of intangible assets in connection with our acquisition of iKena in December 2000.

     Restructuring costs and other charges. In the third quarter of Fiscal 2001, the Company decided to discontinue the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The Company expects to record an additional charge in the fourth quarter of Fiscal
2001 related to Aplio employee terminations.   In addition, the Company has
recorded reserves related to advertising agreements and the write-off of software which were required based on the Company's review of it's current business plans as no future benefits are expected from these assets and
commitments.   The restructuring charges consisted of  $53.0 million of asset write-offs and $13.5 million of accruals for payments due under contracts.

  Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 17.9% from $4.4 million for the three months ended April 30, 2000 to approximately $5.2 million for the three months ended April 30, 2001. As a percentage of total revenue, these costs decreased from approximately 23.2% for the three months ended April 30, 2000 to approximately 12.7% for the three months ended April 30, 2001. We expect to continue to expense non-cash compensation over the vesting period related to some of the options issued.

  Loss from Operations. Loss from operations was approximately $18.9 million for the three months ended April 30, 2000 as compared to loss from operations of approximately $110.1 million for the three months ended April 30, 2001. Excluding the non-cash compensation charge and the restructuring and other charges described above, our loss from operations for the three months ended April 30, 2001 would have been $38.5 million.

  Interest Income, net.   Interest income consists primarily of interest earned
on cash and cash equivalents. Interest income increased approximately 12.7% from $3.1 million for the three months ended April 30, 2000 to approximately $3.5 million for the three months ended April 30, 2001. The interest income resulted from the investment of the proceeds of sales of our stock.

   Other Expense, net. During the quarter, the company evaluated certain long-term investments and recorded a loss for the write-down of certain investments in the amount of $15.7 million.


Liquidity and Capital Resources
--------------------------------

     As of April 30, 2001, the Company had cash, cash equivalents and marketable securities of approximately $268.0 and working capital of approximately $217.4 million. The Company generated negative cash flow from operating activities of approximately $90.5 million during the nine months ended April 30, 2001, compared with negative cash flow from operating activities of $63.8 million during the nine months ended April 30, 2000. The decrease in cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements and a higher operating loss.

     Net cash used in investing activities decreased from $161.3 million during the nine months ended April 30, 2000, to $32.0 million for the nine months ended April 30, 2001. The Company's capital expenditures increased from approximately $28.6 million during the nine months ended April 30, 2000 to $62.8 million for the nine months ended April 30, 2001, as the Company expanded its domestic and
international network infrastucture.   In addition, the net cash from the
proceeds from the sale of marketable securities was approximately $153.5 million
for the nine months ended April 30, 2001.   In August 2000, the Company
purchased 321,027 shares of common stock of Speechworks, International, Inc. for approximately $4.0 million and acquired 994,299 shares of Predictive Networks, Inc. Series C Convertible preferred stock for approximately $3.0 million. In November 2000, the Company purchased 2,729,730 shares of HeyAnita, Inc. Series B preferred stock for approximately $2.0 million. In December 2000, the Company purchased 591,576 shares of LocatioNet Systems 2000 Ltd. common stock for approximately $1.0 million and acquired 54,000 shares of Millicom Italia common stock for approximately $2.0 million. In December 2000, the Company acquired 4,432,665 shares of Alonet S.A. common stock for approximately $3 million in cash and converted loans of $4 million due from Alonet S.A.

     Net cash provided by financing activities decreased from $270.0 million during the nine months ended April 30, 2000, to approximately $268.6 million for the nine months ended April 30, 2001. The Company received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000 and received approximately $23.1 million in a private placement of 135,000 shares of preferred stock for Adir Technologies, Inc., a
subsidiary of Net2Phone.   During the nine months ended April 30, 2001, the
Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of April 30, 2001, the Company had repurchased 3,968,100 shares under this program, utilizing approximately $54.6 million in cash.

      The Company believes that, based upon its present business plan, the Company's existing cash resources will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least twelve months.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings


Multi-Tech
----------

     The Company is currently involved in patent litigation in federal court in Minnesota. Multi-Tech Systems, Inc. of Minneapolis, Minnesota filed suit against the Company, along with several other defendants, alleging infringement of the claims of four U.S. Patents. The Company filed an answer and the litigation is currently in discovery. The Company believes the claims are without merit and is vigorously defending the case. The Company's ability to favorably resolve this matter depends, in part, on the Company's ability to find prior art that invalidates the patents in suit. Since the search for prior art has not yet been completed, a meaningful probability of success on the merits cannot be provided at this time. However, should a judge issue an injunction against the Company requiring that the Company cease distributing its software or providing its software-based services, such an injunction could have a material adverse effect on the Company's business operations, financial condition, results of operations and cash flow.

Aplio S.A.
----------

   In connection with the acquisition of Aplio, S.A in July 2000 by the Company, a dispute has arisen with certain selling shareholders with respect to the Company's obligations under the original Stock Purchase Agreement. As of June 7, 2001, the Company settled the dispute with one group of shareholders, pursuant to which the Company has agreed to redeem their shares or pay the difference between market value of the shares on certain dates and $36.47 per share. The total redemption obligation (subject to reduction for the market value of the shares on the redemption dates) is $4.3 million, of which $1 million is payable on or before July 15, 2001, the balance is payable on or before August 3, 2001 and an additional $10.9 million payable on or before April 30, 2003. In exchange, these shareholders waived their rights to receive $2 million in monies held back by the Company at the closing to secure certain indemnification obligations. The Company, to date, has been unable to resolve the matter with the remaining shareholders. The amount involved in the dispute is approximately $15,000,000. In addition, the Company is in dispute with these same selling shareholders regarding the issuance of stock options and the exercise price for the options.


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

  Not Applicable

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



                                          NET2PHONE, INC.

                                          By:
  June 14, 2001                               /s/ Howard S.Balter
---------------                               -------------------
Date                                                Howard S.Balter
                                                Chief Executive Officer



                                          By:

                                              /s/ Ilan M. Slasky
                                              -------------------------
                                                   Ilan M. Slasky
                                               Chief Financial Officer

18