Form 10-K
period 2001-07-31
NET2PHONE INC
filed 2001-10-29
CIK 1086472

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-26763

                                 NET2PHONE, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                          22-3559037
            (State or other jurisdiction             (I.R.S. Employer
         Of incorporation or organization)           Identification No.)

                       520 Broad Street                        07102
                      Newark, New Jersey                     (Zip Code)
           (Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 412-2800
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)
                     Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of registrant's common stock held by non-affiliates on October 19, 2001, was approximately $103.9 million. On such date, the last sale price of registrant's common stock was $3.62 per share. The number of shares outstanding of each of registrant's classes of common stock, as of October 19, 2001, was 29,763,375 shares of common stock and 32,315,500 shares of Class A common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K where indicated.

===============================================================================

                                 NET2PHONE, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS



                                                                                                        Page Number
PART I.

ITEM 1.           BUSINESS........................................................................................1

ITEM 2.           PROPERTIES.....................................................................................30

ITEM 3.           LEGAL PROCEEDINGS..............................................................................31

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................32

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................32

ITEM 6.           SELECTED FINANCIAL DATA........................................................................34

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........35

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................45

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................45

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........45

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................45

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................45

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................46

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................46

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................46

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1


                                     PART I

This Form 10-K includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Certain Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.


ITEM 1.           BUSINESS

General Description of Our Business

         We began operations in November 1995, launched our first product in July 1996 and were incorporated in the State of Delaware as a separate subsidiary of IDT Corporation in October 1997. Net2Phone enables low-cost, high-quality calls to be made from computers, telephones and fax machines to computers, telephones, or fax machines worldwide via the public Internet, private internet protocol (IP) networks, and broadband. We develop and market technology and services for IP voice and e-commerce solutions for IP networks.

         Through our consumer, enterprise, and carrier businesses, we have strengthened our position as a leading platform for the migration of voice traffic onto the Internet and over IP networks -- the IP telephony company of the future. At the same time, we have established strategic relationships with leading Internet companies to further extend our reach into the marketplace.

         We have developed a sophisticated software application that enables use of our web-based Internet telephony services. We promote our services through direct sales and marketing and through strategic partners and international resellers who buy minutes of use from us in bulk and resell them to customers in their respective countries. Our software is currently available in eight languages: English, Spanish, French, Dutch, Portuguese, Italian, German, and Swedish.

         Our company is divided into five core product lines: (1) PC-based consumer services; (2) phone-based consumer services; (3) enterprise solutions;
(4) carrier services; and (5) broadband. All of our product lines are supported by our marketing, operations, and network divisions. By delivering voice and enhanced services to IP networks through each of these product lines as well as our strategic partners, we hope to achieve ubiquity throughout the marketplace.

         Our consumer services enable low-cost high quality calls using the Internet from PCs or telephones and service more than two million active users around the world. Our enterprise unit enables businesses nationwide to plug into our IP network to make clear phone calls at reduced costs as well as layer enhanced services on the network. We provide carriers and ISPs (Internet Service Providers) around the world with access to our IP network to route calls worldwide. Our broadband division is capitalizing on the opportunities in gaining high-speed "last mile" access into consumers' homes and businesses, layering voice and enhanced services to provide phone service over broadband lines using our network.

Industry Segments

         Althought our company is divided into five core product lines, we report in only one industry segment. For more detailed information regarding our industry segment, reference is made to "Notes to Financial Statements -- Note 2."

Description of Business

         The Internet is experiencing substantial growth as a global medium for communications and commerce. People are increasingly using the Internet as a communications medium. A study by Jupiter, a market research firm, estimated that 432 billion e-mail messages will be sent in the U.S. in 2003. Instant text communication through online "chat" rooms is also gaining widespread acceptance.

         Emergence of Internet Telephony

         TeleGeography, a market research firm, estimates that the international long distance market will carry 188 billion minutes of traffic by 2003, up from 107 billion in 1999. Despite the large size of this market and the number of minutes of calls made, traditional international long distance calls are still relatively expensive for the consumer. We believe that this facet creates a significant opportunity for us to use the technology by which Internet phone calls are made to gain market share.

         The technology by which Internet phone calls are made is more cost-effective than the technology by which traditional long distance calls are made. Internet telephony, therefore, is emerging as a low cost alternative to traditional long distance calls. Frost & Sullivan projects that the retail Voice Over IP (VoIP) market will grow to $78 billion by 2007, a 142% compounded growth over revenues of $1.2 billion in 2000. (Source: Frost & Sullivan World VoIP Services Update ) We use a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. Traditional international long distance calls, in contrast, are made using a technology called "circuit-switching" that carries these calls over international voice telephone networks. These networks are typically owned by governments or carriers who require various payments for their use. Circuit-switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. As a result, circuit-switching technology is inherently less efficient than packet-switching technology, which allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

         We can use our technology to deliver both basic voice services as well as enhanced voice services, such as voice activated dialing and voice-enabled e-mail. Although such services are available in a traditional telecommunications environment, we believe that delivering services on an IP network eliminates the need for costly hardware equipment and applications in each location. Because we host our equipment in centralized locations, we do not need to deploy the same costly equipment at each of our facilities around the world, thereby keeping costs down. Per minute costs are also less expensive than traditional telephony due to packet switching technology.

         Integration of Voice into the Web

         We believe that Internet telephony offers significant benefits to consumers and businesses beyond international long distance cost savings. The technologies that enable Internet telephony can be applied to integrate live voice capabilities into the Web. We believe that integration can enhance the potential for the Internet to become the preferred medium for both communications and commerce.

For example, the integration of voice into the Web supplements existing text-based modes of Internet communication such as email and online chat by adding a live, secure, low-cost voice alternative. We believe that this is attractive both to consumers and businesses.

         Integrating live voice capabilities into IP networks also enables businesses to offer enhanced phone-based communications services, such as providing a central source for retrieving voice-mail, e-mail, faxes and pages. We believe this allows companies to attract more users to their sites. This increased usage by both online and offline mediums allows Internet companies to increase revenue.

         In addition, voice-enabling the Web gives Internet shoppers the ability to speak directly with customer service representatives of online retailers in order to ask questions and alleviate concerns about online security. This may increase the probability that a sale is made and may give online retailers a key competitive advantage by providing them with opportunities to sell higher margin and additional products to these customers. Voice-enabling a commercial Web site also gives online retailers the ability to provide more responsive customer support and service.

         Limitations of Existing Internet Telephony Solutions

         The growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions. In addition, the use of private networks to transmit calls as an alternative to the public Internet is helping to alleviate network capacity constraints. Finally, the innovation of new, lower cost Internet access technologies, such as high-speed modems, is addressing local Internet access issues.

         Several large long distance carriers, including MCI WorldCom, Sprint and Cable & Wireless, have announced Internet telephony service offerings. However, many of these service offerings have not been deployed on a large scale. Many also require users to purchase other telecommunications services or allow only domestic calling. Smaller Internet telephony service providers also offer low-cost Internet telephony services from PC-to-phone and from phone-to-phone. These services, however, are available only in limited geographic areas and require payment by credit card that may preclude many international customers from signing up for these services. We also believe that existing Internet telephony service providers rely upon technologies and systems that lack large-scale billing, network management and monitoring systems, and customer service capabilities required for the integration of voice communication into the Web.

         In addition, many companies currently provide Internet telephony software and services that allow Internet telephone calls to be made between personal computers. However, most of these companies require both the initiator and the recipient of the call to have the same software installed on their personal computers and to be online at the same time.

Products and Services

         Our products and services enable our customers to make low-cost, high-quality phone calls over our own voice optimized IP Network and the Internet using their personal computers or traditional telephones. Our principal current product and service offerings are described in the table below.



                                                  Consumer Services
----------------------------------------------------------------------------------------------------------------------
Product/Service Benefits            Description                             Benefits
----------------------------------- --------------------------------------- ------------------------------------------
Phone-to-Phone                      Fax2Fax enables customers to make       International long distance rates are
o Fax2Fax                           calls over traditional telephones and   substantially lower than the rates
                                    fax machines routed over the            charged by traditional long distance
                                    Internet. Customers must dial a local   carriers for calls originating in the
                                    or toll-free access number to access    United States and up to 95% lower for
                                    the Net2Phone network.                  calls originating outside the United
                                                                            States.
o Net2Phone Direct Calling Cards    Customers are charged for toll and
                                    long distance calls on a per-minute     With direct calling cards, the user does
                                    basis.                                  not need to purchase hardware or
                                                                            software.
                                    Available in the United States and in
                                    many international locations.           High voice quality, as calls travel over
                                                                            Net2Phone's private IP network.
                                    We market Phone-to-Phone under the
                                    brand "Net2Phone Direct."
----------------------------------- --------------------------------------- ------------------------------------------
Net2Phone CommCenter                PC-based software enabling telephone    PC- to-Phone services are available to
o    PC-to-Phone                    calls to any other multimedia PC or     any Internet user with a sound-equipped
o    PC-to-PC                       regular telephone.                      personal computer and provide high voice
o Instant Messaging                                                         quality.
o Internet Call Waiting             Allows for text and voice messaging
                                    from PC-to-PC.                          Completely reengineered to provide high
                                                                            voice quality and user experience.
                                    Allows users to hear who is calling
                                    while on the PC through "Internet       Online real-time directory of users and
                                    Answering Machine".                     presence detection installed so that
                                                                            users know when "buddies" are online and
                                    Customers must download our software,   are then able to initiate PC-to-PC and
                                    be connected to the Internet and        PC-to-Phone calls.
                                    register in order to make phone
                                    calls.                                  Rates are typically 50%-70% less than
                                                                            traditional phone calling - both domestic
                                                                            and international.

                                                                            Customers can chat for free via voice or
                                                                            text from PC-to-PC anywhere in the world.

                                                                            Online real time billing and Auto recharge
                                                                            and registration via web

                                                                            Callers no longer get a busy signal while
                                                                            trying to reach someone on the Internet and
                                                                            can retrieve Messages instantly.




                                                  Consumer Services
----------------------------------------------------------------------------------------------------------------------
Product/Service Benefits            Description                             Benefits
----------------------------------- --------------------------------------- ------------------------------------------
Mail.com                            Web-based e-mail for consumers and      Customers gain access to web-based
                                    co-branded web-based e-mail for other   e-mail service.
                                    sites, such as Juno.
----------------------------------- --------------------------------------- ------------------------------------------
VoiceLine                           Enables users to place and receive      Users gain a secondary phone line using
                                    telephone calls over their broadband    an existing broadband connection and a
                                    (cable, DSL) connections using          regular telephone.
                                    regular telephones and a voice-enabled
                                    device.                                 Cost savings of 50-70% on per-minute charges.

                                                                            No need for a PC in order to make IP phone
                                                                            calls.

                                                                            Users can receive telephone calls on this
                                                                            service on their regular telephone.

                                                                            Free calls over the existing network
                                                                            between voice-enabled broadband devices.
----------------------------------- --------------------------------------- ------------------------------------------
Aplio RAVE                          Broadband device that enables voice     Allows users to gain easy access to
                                    over broadband calling. Users can       Net2Phone's network with intelligent IP
                                    plug a telephone into the Aplio RAVE    dialtone without a PC.
                                    and then plug the Aplio RAVE into a
                                    broadband router for easy VoIP calling.
----------------------------------------------------------------------------------------------------------------------

                                                  Business Services
----------------------------------------------------------------------------------------------------------------------
Web-based Internet Telephony
   Services
----------------------------------- --------------------------------------- ------------------------------------------
Click2CallMe                        Web-based phone bridge that allows      Enhances customer services on the web.
                                    site web visitors to request a          Facilitates online commerce by providing
                                    phone-to-phone call back or a           live voice contact between online
                                    PC-to-phone call back with one click.   retailers and Internet shoppers.
                                    Includes IVR navigation and Agent       Agent and customers can collaborate
                                    Whisper, that provides an audio         online in real-time.
                                    message to the business
                                    representative about the customer
                                    location on the web site.
----------------------------------- --------------------------------------- ------------------------------------------
Click2Talk                          When browsing Web sites that have a     Services are available to any Internet
                                    Click2Talk icon, customers may          user with a sound-equipped personal
                                    initiate free calls to the business     computer.
                                    or site owner from anywhere in the
                                    world.                                  Facilitates online commerce by providing
                                                                            live voice contact between online
                                    Our basic version of PC-to-phone        retailers and Internet shoppers.
                                    client connects online customers to a
                                    business call center with one click     Customers do not require multiple
                                    using VoIP.                             telephone lines and need not log off the
                                                                            Internet to initiate a call.
----------------------------------- --------------------------------------- ------------------------------------------



                                                   Business Services
----------------------------------------------------------------------------------------------------------------------
                                    Advanced IVR navigation features,       Software is an applet, eliminating the
                                    enabling calls to be routed to          need for a heavy download or account
                                    appropriate agent group or department.  registration.

                                    Includes Agent Whisper.

                                    Web site and DTMF page pushing,
                                    allowing the business representative
                                    to control the customer's browser.
----------------------------------- --------------------------------------- ------------------------------------------
ClickTogether                       ClickTogether is a complete voice-led   Assists enterprises in the eCRM field
                                    collaboration solution for web          with voice and text collaboration online
                                    sites.  Features include:  Customer     in real-time.
                                    call initiation via web callback
                                    (PSTN) and VoIP, Co-Browsing and URL
                                    Page Push, Form Sharing, Multimedia
                                    Whiteboarding, Chat, File Transfer,
                                    Screen Snapshot Transfer, Call
                                    Queuing, Call Transfer and Detailed
                                    Summary/Status reports.
----------------------------------- --------------------------------------- ------------------------------------------
Enterprise Sales                    Enables clients to make calls over a    International long distance rates are
Voice-Over-IP Long Distance         privately managed VoIP managed          typically 50% to 70% lower than the rate
Domestic/International              network.                                charged by traditional long distance
                                                                            carriers for calls originating in the
                                    Installation of gateway on client       United States and 20% to 30% on domestic
                                    site.                                   long distance.

                                    Marketed as Net2Phone Enterprise        High voice quality.
                                    Sales.
                                                                            Net2Phone fax services can be used for
                                    Value added services.                   Enterprise clients as well.  They are
                                                                            transmitted without delay and users
                                    Collaborative browsing.                 receive immediate delivery and
                                                                            confirmations.
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                Broadband and Carrier
---------------------------------- --------------------------------------- -------------------------------------------
Net2Phone Broadband                Net2Phone's Broadband is an end-to-end  Low up-front capital
MSO Solution                       carrier grade IP telephony service
                                   offering clear voice and real           Quicker deployment than circuit switching
                                   time fax.
                                                                           Scaleable platform
                                   Net2Phone Broadband offers an
                                   always-on persistent IP dial tone       Managed IP network
                                   over next generation access networks
                                   (Cable, DSL, Satellite and Wireless)    Full service provider
                                   providing end users with a high quality
                                   and low cost alternative or             Integrated billing system
                                   secondary line phone service at home
                                   and work.                               Multilingual customer service
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                 Broadband and Carrier
----------------------------------------------------------------------------------------------------------------------
International Carrier Services     Enables ITO (International              Generates cost savings due to Net2Phone's
                                   Telecommunications Operator) to route   highly competitive rates.
                                   calls destined to the U.S. and beyond
                                   via Net2Phone's managed VoIP Network.

                                   Provides ITO with access to             Offers the ability to reduce costs by
                                   destinations where it has no direct     avoiding capital-intensive network build
                                   connections                             outs.

                                   Gives ITO additional capacity on        Facilitates the use of Net2Phone's next
                                   demand for traffic surges.              generation of value added Internet-based
                                                                           communications services.
----------------------------------------------------------------------------------------------------------------------



Strategic Relationships

         We have entered into strategic distribution, integration and advertising relationships with leading Internet and computer hardware and software companies. These relationships are sometimes secured by toehold or other strategic investments. In addition, these relationships typically include arrangements under which we share with our strategic partners a portion of the revenue they bring to us. We believe that these relationships are important because they provide incentives to our partners and allow us to leverage the strong brand names and distribution channels of these companies to market our products and services. Our strategic partners include:

         AT&T/IDT/LIBERTY MEDIA

         On August 11, 2000, a subsidiary of AT&T Corp., purchased four million newly-issued shares of our Class A common stock from us and 14.9 million shares of our Class A common stock from IDT. In connection with the transaction, we agreed with AT&T to cooperate in the development of new Internet voice applications for cable telephony and the business communications market. AT&T and IDT were also granted a license to deploy our present and future technologies on terms, conditions and pricing to be negotiated that are no less favorable than those granted to other licensees of Net2Phone.

         In October 2001, AT&T, IDT and Liberty Media Corporation formed a limited liability company which through a series of transactions among AT&T, IDT and Liberty Media, now holds an aggregate of 28,896,750 million shares of our Class A common stock representing 50 percent of our outstanding capital stock. Because the LLC holds Class A common stock with two votes per share the LLC has 64 percent of the shareholder voting power in Net2Phone. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters.

         Microsoft

         On June 2, 2000, we entered into a three year agreement with Microsoft to integrate our Internet telephony products and services into Microsoft's MSN Messenger. Under this agreement, Net2Phone served as Microsoft's exclusive Internet Telephony Service Provider. This agreement has been terminated in anticipation of Microsoft's release of its new SIP-based Internet Telephony Service Provider Program to be launched in conjunction with a new release of Microsoft's instant messaging program. The effective date of termination is the later of, (i) December 1, 2001 or (ii) one month after Microsoft launches the new program. On October 10, 2001, we signed an Integration and Marketing

Agreement with Microsoft pursuant to which Microsoft will include Net2Phone as one of its approved Internet telephony service providers in its new version of Microsoft's Instant Messaging Service software. Users of the new Internet Messaging Service will be able to choose Net2Phone as their Internet telephony service provider for the purpose of making PC-to-phone calls and to access other telephony related services from Net2Phone. Net2Phone is solely responsible for establishing the pricing plans and promotions relating to its services. This Agreement has a one year term and will expire on October 25, 2002.

         Yahoo!

         In March, 2001 Net2Phone and Yahoo! entered into an agreement establishing a new business relationship for the provision of paid voice over IP services by Net2Phone to Yahoo!. The paid services include PC to phone domestic service, PC to phone international service as well as 800 number voice access to Yahoo! for users of Yahoo's 1-800 MY Yahoo suite of services. As part of the new agreement, Net2Phone also provides paid voice hosting services. The
1-800 My Yahoo suite of voice services. The March, 2001 agreement replaced the Voice Over Internet Protocol Services Agreement between Yahoo! and Net2Phone dated July 24, 2000.

         As of result of this revision in fiscal 2001, Net2Phone recorded a $31 million one-time non-recurring charge in operations to settle all future payment obligations to Yahoo!. The charge represented significantly lower financial and resource costs than would have been required to maintain the original relationship on a going forward basis.

         Liberty Media.

         In June 2001, we announced a multi-year licensing agreement with Liberty Media. Under the binding Memorandum of Understanding, Liberty Media will make Net2Phone's VoIP services available to its international cable affiliates serving over 25 million households. Net2Phone expect to receive licensing fees totaling approximately $20 million over a five year period.

         ADIR Technologies, Inc.

         We formed ADIR Technologies, Inc. in 2000 to develop and market network management software for VoIP and other packet-based multimedia networks. ADIR offers our industry-leading VoIP network management software to telecommunications, Internet, wireless, next generation and broadband service providers and enterprises worldwide. The software platform we contributed to ADIR was originally created in our research and development laboratory in Lakewood, NJ.

         ADIR's network management software provides a broad view of the health, capacity and utilization of a packet-based network, including specific functionality such as real-time advanced call management, rating, routing, and authentication. These components are essential for managing traditional circuit-switched networks but have been missing in voice-over-IP networks until now. ADIR's technology can help provide a much greater quality of service by providing advanced tools for fault detection, notification and diagnosis of network equipment from the voice network service perspective.

         Cisco Systems, Inc., Softbank Venture Capital, IDT Corporation and their respective affiliates have purchased a minority equity interest in ADIR. In connection with Cisco's investment, ADIR and Cisco agreed to a relationship in which Cisco will jointly market ADIR's network management platform to its VoIP customers, offering communications providers and enterprises compelling new choices in VoIP solutions. In furtherance of this relationship, ADIR entered into a Sales Coordination Agreement with Cisco on June 6, 2001, pursuant to which Cisco will pay ADIR a fee or a revenue share for certain Cisco gateway, router and cable broadband products sold by Cisco when such products are embedded with ADIR software. The agreement commenced on June 6, 2001 and will end on August 14, 2004.

         On August 14, 2001, ADIR acquired all of the issued and outstanding capital stock of NetSpeak Corporation, a Florida corporation. With this merger, ADIR is now a significant supplier of highly scalable infrastructure software and applications that enable the delivery of basic and enhanced voice services over IP networks. In addition, ADIR now has products that can service the cable markets, as well as a suite of front-end applications that may generate new revenue streams.

Other Strategic Relationships

         We also have entered into other important strategic relationships with leading Internet and computer hardware and software companies, including:

         o Linksys. Our technology and protocols are integrated into two of Linksys' products, enabling users to plug their regular telephones into Linksys devices and make Net2Phone calls using existing broadband connections. Linksys' home networking routers with Net2Phone's voice capabilities are sold in retail stores nationwide, such as Staples and CompUSA. Users have always-on dial tone to make and receive telephone calls globally, enabling us to continue our strategy of being the underlying voice provider to IP networks.

         o SpeechWorks International, Inc. In September 2000, we entered into a Master Software License Agreement and Professional Services Agreement with SpeechWorks International, Inc. under which SpeechWorks agreed to grant us a software license and provide professional services and pursue joint marketing and promotional efforts. We have integrated SpeechWorks' speech recognition and text to speech technologies within our global VoIP network and are reselling an integrated voice hosting solution to enterprises and other telecommunications companies.

         o Nuance Communications Inc. In May 2001, we entered into a three-year agreement with Nuance Communications. Nuance is a leading provider of telephony based speech recognition technologies. We have integrated Nuance's speech recognition software within our global VoIP network and are reselling an integrated voice hosting solution to enterprises and other telecommunications companies. Our agreement with Nuance also consists of a joint sales agreement providing for Net2Phone and Nuance to market jointly and to sell Net2Phone's voice hosting solution.

         o Hey Anita, Inc. In December 2000, we entered into a 2-year strategic agreement and completed a minority investment in Hey Anita, Inc. as a key step in Net2Phone's strategy to deliver voice and enhanced services over IP networks worldwide. Under the agreement, Net2Phone and HeyAnita jointly market end-to-end voice hosting solutions to telecommunications companies and broadband service providers. Net2Phone will provide the telephony infrastructure and hosting platform and HeyAnita will build voice applications such as voice-activated dialing, email reading and access to weather and stock quote information.

         o WebDialogs. WebDialogs, Inc. is a privately held provider of live, voice and Web-based customer interaction solutions that bring live human interaction and collaboration to Web experiences, facilitating closer relationships with customers, prospects and partners and better customer service online. Net2Phone has worked very closely over the past year with WebDialogs at a development and operational level to integrate its voice and collaboration applications with the Net2Phone network, allowing Net2Phone to enter the electronic Customer Relationship Management (eCRM) market with new services that enable live interaction between an Enterprise and its web based visitors. The new services, branded by Net2Phone as Click2CallMe and ClickTogether, allow businesses to increase the effectiveness of their interactions with online customers, resulting in increased productivity, sales and customer service. Net2Phone has used its partnership with WebDialogs to position itself as an eCRM ASP. This structure was recently proven through our relationship with AT&T, in which AT&T has co-branded our Click2CallMe solution and re-marketed the service under the InteractiveAnswers brand, resulting in new enterprise customers for Net2Phone.

         o Mail.com. In March 2001, Net2Phone acquired the consumer assets of Mail.com. Currently, Mail.com provides web-based email for approximately 3.5 million users directly (www.mail.com) and through partners in its consumer network. With this acquisition, Net2Phone gained a base of approximately 3.5 million users that have used the service within the last 90 days, 1.7 million opt-in users for re-marketing initiatives and over 20 million total user/email boxes data files. Net2Phone will market all of its consumer services to Mail.com's user base.

Sales, Marketing and Distribution

         We promote our services and products through online and Internet-based advertising venues and traditional direct response print advertising in domestic and international publications. We also sell our services and products internationally by entering into agreements with resellers in other countries. We sell these resellers bulk amounts of minutes of use, products and services to be resold in the resellers' respective countries. To facilitate distribution and attract users in foreign countries, we have developed our software in eight languages (English, Spanish, French, Dutch, Portuguese, Italian, German, and Swedish ) and intend to increase the number of languages as our distribution broadens. We also market through loyalty programs to existing customers and through e-mail customer acquisition programs.

         As described above, we have entered into strategic relationships with leading Internet and computer hardware and software companies so that our software is included with our partners' products and services and distributed domestically and internationally. We distribute our software through the Internet, strategic partnerships and international resellers. Customers can also download our software at no charge from our Web site and through links on other Web sites, including Yahoo!'s People Search.

         Our International Carrier Division is offering International Telecommunication Operators (ITO) access to its managed VoIP network. By establishing direct facilities with ITOs in strategic markets, we allow access to routes worldwide and facilitate the use of our next generation of value added Internet-based communications services.

         We distribute Net2Phone Broadband products and services through strategic partnerships with broadband service providers and original equipment manufacturers. Service providers bundle our voice offerings with their high-speed data services to deliver the ultimate converged communications bundle to their end users. Original equipment manufactures embed our software into customer premise equipment (CPE) to offer feature rich, telephony enabled devices to their customers. Finally, broadband customers may order and provision services online directly from us.

         Broadband products and services are promoted by us and via our partners' sales and marketing channels. Cooperative marketing arrangements with partners include launch event sponsorships, advertising agreements and product collateral in and on device packaging. To facilitate distribution and attract partnership interest, we demonstrate service offerings at broadband industry trade shows.

         We directly market enterprise products and services to Fortune 1000 and mid-market companies that fit our qualification criteria. We qualify prospects by calling volumes and patterns (minimum of 200,000 minutes per month of domestic long distance and international calls). Our unique value proposition to the market is high quality of calls based on our voice optimized IP network and our technology which enables Internet telephony utilizing existing infrastructure. We have shown savings of 20% to 30% on domestic long distance and up to 50% to 70% on international calls. Our gateway technology enables both off-net termination of calls as well as establishing on-net calling for global organizations.

Customer Service

         As part of our goal to attract and retain customers, we offer free live customer support in multiple languages. As of July 31, 2001, we had approximately 88 employees in technical support and customer service who offer customer service support 24 hours a day. Customer services can be reached from anywhere in the world at no cost using either our toll-free number, where available, or our Web-based Internet telephony services. The customer support staff provides technical assistance, as well as general service assistance, for all of our products and services. We also offer customer support via e-mail and fax. Our integrated customer billing software and call management system provide our customer support staff with immediate access to user accounts, calling patterns and billing history, thereby enhancing the quality of service provided to our customers. In addition, our international resellers typically provide their own front-line customer support. We have also signed agreements with international call centers and other domestic centers.

Technology

         PC-Client Software

         Our software is simple to install and to use and has won various industry awards. The software is broken into two pieces: an Application Interface Engine and an Internet Telephony Calling Engine. The software is flexible and customizable and the newest version of our software supports buddy lists for building online calling communities. We also have developed a software development kit that allows other companies to quickly and easily integrate their products with our PC-2-Phone software. For example, our Internet Telephony Calling Engine is the core technology used in AOL's ICQ and AIM products, and Yahoo!'s Pager product. This integration enables Internet telephony service to be deployed throughout the world through robust Internet software distribution channels.

                  Call Management System

         To maintain our leadership position in the Internet telephony market, we believe that reliable and flexible billing, information management, monitoring and control systems are critical. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key elements of this system include:

         o        customer provisioning;

         o        customer access;

         o        fraud control;

         o        network security;,

         o        call routing;

         o        monitoring;

         o        reliability; and

         o        detailed call records.

         The Net2Phone Network

         Through an agreement with IDT, we lease capacity on an Internet network comprised of leased high-speed fiber optic lines connecting eight major cities across the United States and leased high-speed fiber optic lines connecting smaller cities to the network. Our high-speed backbone connects traffic at four major public Internet exchange points and is also facilitated by a growing number of private peering or exchange points with other networks. Through peering arrangements, we exchange Internet traffic with 25 other Internet backbone providers at these points. We operate IDT's network, one of the largest

Internet access networks, providing local dial-up access through 36 locations. Our Internet network also includes more than 700 additional network access locations owned by local and regional Internet service providers.

         We are able to provide service in areas where we do not have dial-up equipment by using call-forwarding technology to expand our coverage areas by increasing the total number of local access numbers. We have been closing down multiple network access points in a number of states in order to consolidate our equipment into central "Super Point of Presence" locations. For example, one Super Point of Presence in New Jersey supplies local access for the entire state of New Jersey.

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

         We manage our network hardware remotely. It is compatible with a variety of local network systems around the world. We believe our systems are scalable to four times their current capacity through the purchase and installation of certain additional hardware. To date, the highest number of simultaneous calls serviced by our network was approximately 12,000 simultaneous calls made in January 2001.

The Network Operations Center

         Our Network Operations Centers (NOCS), located in both Hackensack and Newark, New Jersey, employ a staff of approximately 100 people and incorporate both the Data NOC, the VoIP NOC, and the Service Management Center (SMC). The SMC is a Tier-One support center for all technical service issues for wholesale and enterprise accounts. The SMC group works with the NOCS to ensure that issues are remedied through multiple engineering groups. Net2Phone's customer service department also relies on the SMC group for resolution of outstanding technical issues.

Customers

         We have a diverse, global customer base. As of July 31, 2001, approximately 24 percent of our customers were based outside of the United States and we had signed agreements with 14 International Telecommunications Operators. Also, as of July 31, 2001, we served over 2.8 million active customers who had used our services during the preceding three months and we have Enterprise agreements in place with 25 Fortune 500 accounts and 30 mid market companies.

Competition

         Long Distance Market

         The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include MCI WorldCom and Sprint in the United States and foreign telecommunications carriers. Although we have forged a strategic relationship with AT&T, and notwithstanding that AT&T has a significant equity interest in us, AT&T and its affiliates still provide competing services.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through Internet service providers, that allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of Internet service providers could force us to increase prices and offer rates that are comparable to traditional telephone call providers.

         Web-Based Internet Telephony Services

         As consumers and telecommunications companies have come to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies, as described below, may potentially migrate into the Internet telephony market as direct competitors.

         o Internet Telephony Service Providers. During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. In addition to us, AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), iBasis, ITXC, and Dialpad provide a range of voice over the Internet services. These companies offer PC-to-phone or phone-to-phone services that are similar to the services we offer. Some companies, including AT&T Jens, offer these services within limited geographic areas. Additionally, a number of companies have recently introduced Web-based voice-mail services and voice-chat services to Internet users. However, several, companies have stopped offering such services due to lack of funding.

         o Software/Hardware Providers. Many companies produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. These products generally require each user to have compatible software and hardware equipment and rely on the public Internet for the transmission of traffic, which often results in reduced quality of communications.

         o Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, may currently maintain, or may plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development and therefore may enhance the quality and acceptance of the transmission of voice over the Internet. However, many of these companies are new to the Internet telephony market and may not build brand recognition among consumers for these services. These companies also may not have the range of product and service offerings that is necessary to independently provide a broad set of voice-enabled Web services.

         o Network Hardware Manufacturers. Several of the world's major providers of telecommunications equipment, such as Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel), have developed or plan to develop network equipment to use in connection with the provision of voice over the Web services, including routers, servers and related hardware and software. By developing this equipment, these manufacturers may exert substantial influence over the technology that enables transmission of voice over the Web, and they may develop products that facilitate the quality and timely roll-out of these networks. However, these companies are dependent upon the operators of Internet telephony networks to purchase and install their equipment into their networks. They are also dependent upon the developers of hardware and software to market their systems to end users. Although, Cisco which currently manufactures Internet telephony equipment for low to medium scale networking, is a minority investor and strategic partner with ADIR, majority owned subsidiary, as described above, ADIR intends to commercialize the existing network management software that we have used exclusively since 1995 and market its products to service providers and telecommunications companies, as well as to equipment manufacturers looking to migrate voice traffic to IP networks. Lucent has co-developed with VocalTec a set of industry standards that have been adopted by major competitors and is currently marketing Internet telephony hardware, including servers that allow the transmission of calls and faxes over the Internet.

         o Lucent. Offers related support products, such as billing centers and "Internet call centers," that allow Internet access and conversation with a customer support agent on a single line.

         o Voice-Enabled Online Commerce Providers. Several providers apply Internet telephony technologies in connection with e-commerce transactions. These providers compete with services of ours such as Click2Talk by integrating voice communications into commercial Web sites. These competitors include Lipstream and USA Global Link, which introduced its Instant Call service in 1998, a system that permits voice communications between a customer on the Web and customer service representatives. In addition, AT&T's Inter@active Communications group of services integrates voice into the Web, including AT&T Chat'N Talk, a voice-enabled chat service, and Click2Dial Conferencing Services that initiate and manage conference calls.

Research and Development

         At our research and development centers in Lakewood and to be located in West Long Branch Newark, New Jersey, we employ approximately 30 engineers, whose specialties include software, hardware, switching, Internet security, voice compression, protocols, Web applications, PC development, interactive voice response systems, VoiceXML, speech recognition, speech applications, broadband technologies, engineering real-time online transactions, billing and network and call management. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Current research and development activities include the following:

         o enhancements to our PC-to-phone software to increase functionality;

         o encapsulation of our PC-to-phone software as an OEM engine product;

         o porting of our PC-to-phone software to other operating system platforms;

         o enhancements to our call processing platform to increase scalability and performance;

         o enhancements to our billing platforms to increase scalability and performance;

         o development of a calling application platform to host interactive voice response and VoiceXML applications;

         o        development of speech enabled calling applications;

         o multiprotocol voice-over-IP support to embrace multiple voice over IP calling devices and platforms; and

         o protocol support for IP calling software, devices and broadband initiatives.

         Our future success will depend, in part, on our ability to improve existing technology, retaining services of talented employees and developing new products and services that incorporate leading technology.

         Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Software development costs are our only research and development expenditures. For the years ended July 31, 2001, 2000, and 1999, research and development costs totaled approximately $10,360,000, $4,692,000, and $757,000, respectively.

Regulation

                  The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. Increased regulation of the Internet in general and Internet telephony specifically may slow the growth of our services, and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of our services.

         United States. In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that in the future it would consider the extent to which phone-to-phone-Internet telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as "telecommunications carriers." Thus, the FCC currently does not impose regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services, although it could determine to do so in the future.

         Although the FCC to date has determined that providers of Internet telephony services should not be required to pay interstate access charges, this decision may be reconsidered in the future. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Similarly, the FCC could conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers.

         Several recent efforts have been made in the United States to enact federal legislation that would affect the regulatory status of voice services provided over the Internet. Any conclusion reached by the FCC with respect to Internet telephony could result in legislation by Congress requiring the FCC to impose more or less regulation. In addition, other aspects of our operations may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, universal service funding, and licensing. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase our costs of providing service.

         Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services. Selected state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding.

         International. We also provide our Internet telephony services in various countries throughout the world, where the regulatory treatment of our services varies widely and is subject to continuous change. Until recently, many countries either did not have regulations addressing Internet telephony or other IP communications services or classified such services as unregulated enhanced services. As the Internet telephony market has expanded, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes.

         In cases in which access to some of our services has been blocked in certain countries by government-controlled telecommunications companies, we have been successful in negotiating agreements to continue to provide our services, and we intend to continue to do the same as similar situations may arise. No assurances can be given, however, that we will be successful in such negotiations or that we will be able to provide alternative means of accessing our services that will not be blocked by foreign governments or government-controlled telecommunications companies. The varying and continually changing regulatory treatment of Internet telephony in the countries in which we currently provide or may provide services may materially adversely affect our business financial condition, and results of operations.

         Changes in the regulatory regimes of countries in which we currently do business could have the effect of limiting or prohibiting Internet telephony or other Internet services or of imposing new or additional regulatory requirements on providers of such services. Any such developments could result in our being unable to provide services to one or more countries in which we currently operate. In addition, as we expand into additional foreign countries, some countries may conclude that we are required to qualify to do business in their country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in jurisdictions in which we are required to do so, or to comply with foreign laws and regulations, may adversely affect our business.

         Moreover, our partners in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will remain in compliance with any requirements. Failure of our partners to comply with these requirements could adversely affect our business.

         Regulation of the Internet. In addition to regulations addressing Internet telephony specifically, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

Intellectual Property

         Our performance and ability to compete depend to a significant degree on our proprietary and licensed technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. All key employees have signed confidentiality agreements, and we intend to require newly hired employee to execute confidentiality agreements. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

         We currently have one patent issued in the United States and four foreign patents. We own twenty one registered trademarks in the United States and nineteen foreign registered trademarks. We are currently engaged in a worldwide program to file trademark applications throughout the world for our "net2Phone" and "adir" marks.

         There can be no assurance that we will be able to secure protection for all of our marks. Competitors of ours or others may adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby interfering with our to build brand identity and possibly leading to customer confusion. We have encountered trademark oppositions challenging our registration of the "net2Phone" mark in Argentina, China, Czech republic, Colombia, Guatemala, Japan, New Zealand, Paraguay, Peru, South Korea, Taiwan, Thailand and Venezuela.

         Even if trademark rights are acquired through registration in countries outside the United States, we may not be able to protect our marks or assure that we are not infringing other parties' marks in those countries. Moreover, although we have taken steps to commence the registration of "net2phone" as a domain name with the various international registries, we cannot assure you that we will be successful in all locations. In fact, we have encountered several instances of third parties who have registered our domain name in different countries. We have generally had success in obtaining the rights to those domains through the domain dispute resolution process, but we cannot assure you that we will be successful in the future.

         Although we believe that we do not infringe upon the patent rights of any third party, on February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. See Item 3. Legal Proceedings.

         It is possible that other patent infringement claims might be asserted successfully against us in the future. Our ability to make, use, sell or offer for sale our products and services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the patents of others or have licensed all such rights. We are aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. Moreover, because patent applications in the Unites States are not publicly disclosed until issued, other applications may have been filed which, if issued as patents, could relate to our services and products.

         A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, each of which could materially adversely affect our ability to operate and our financial condition and results of operations.

Employees

         As of July 31, 2001, we had 695 Full-time employees, 42 part-time employees and 5 temporary employees, including approximately 354 in technical support and customer service, 181 in marketing and sales, 51 in management and finance, 88 in operations and 68 in research and development. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

         For the year ended July 31, 2001, 24 percent of our revenue was derived from international customers, and 76 percent from customers in the United States. Substantially all of our long-lived assets are located in the United States. For more detailed information concerning our geographic segment, reference is made to "Notes to Financial Statements -- Note 18"

Executive Officers


         The following are the executive officers of the Company as of October 29, 2001:


Name                        Age    Executive Officer Since     Present Office
----                        ---    -----------------------     --------------
Howard S. Jonas             45               2001              Chief Executive Officer

Stephen M. Greenberg        57               2000              President

Ilan M. Slasky              31               1999              Chief Financial Officer

Glenn J. Williams           38               1999              Corporate Secretary and
                                                               Executive Vice President of
                                                               Legal and Business Affairs

Jonathan Reich              35               1999              Executive Vice President

Morris Berger               43               1999              Chief Marketing Officer

Jeffrey Skelton             35               2000              Chief Technology Officer

Scott Anderson              41               2000              Executive Vice President of Sales

Brian Haimm                 32               2000              Executive Vice President



         Howard S. Jonas is presently our Chief Executive Officer. Upon Clifford
M. Sobel's resignation from our Board, Mr. Jonas will resign as our CEO and become our Chairman of The Board. Mr. Jonas founded IDT in August 1990 and has served as Chairman of the Board and Treasurer since its inception. Mr. Jonas served as Chief Executive Officer of the Company from December 1991 until July 2001. He served as President of the Company from December 1991 through September 1996. Mr. Jonas serves as the Chairman of the Board of Directors of IDT Telecom, Inc. and IDT Ventures, Inc. Mr. Jonas is also the founder and has been President of Jonas Publishing Corp. ("Jonas Publishing"), a publisher of trade directories, since its inception in 1979. Mr. Jonas received a B.A. in Economics from Harvard University.

         Stephen M. Greenberg is presently the President of Net2Phone and serves on our Board as a Director. Upon Howard S. Jonas's resignation as our Chief Executive Officer, Mr. Greenberg will become our Chief Executive Officer. Mr. Greenberg practiced law for 32 years prior to joining Net2Phone. His legal career began in Newark, New Jersey in 1968. He served as Executive Assistant to the United States Attorney for the District of New Jersey from 1969 to 1971. Before joining Net2Phone, Mr. Greenberg was a founder of and senior partner in the New Jersey law firm of Stern & Greenberg. Mr. Greenberg has received many honors including one for Outstanding Personal Achievement from the New Jersey Bar Association. He is also a Commissioner of the New Jersey Public Broadcasting Authority and a member of the New Jersey Israel Commission.

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

         Glenn J. Williams has been our Executive Vice President of Legal and Business Affairs and Corporate Secretary since February, 2001. From October 1999 to February, 2001, Mr. Williams served as our General Counsel and Corporate Secretary. Prior to joining us, Mr. Williams served as Associate General Counsel to IDT Corporation since 1998. Prior to joining IDT, Mr. Williams served as Associate General Counsel to a privately held company and worked for a number of years as an attorney in private practice, including representing the New Jersey Sports and Exposition Authority from 1994 to 1997. Prior to becoming a lawyer, Mr. Williams worked for a number of years in a sales capacity for commercial contracting firms.

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

         Morris Berger has been our Chief Marketing Officer since December 1999. Prior to that Mr. Berger served as Vice President of Creative Services. Mr. Berger served as Chief Executive Officer of Multi-Media Tutorial Services, Inc., from 1995-1999, a New York-based direct marketing firm.

         Jeffrey Skelton has been our Chief Technology Officer since September 2000 and a senior engineer since December 1997. Prior to his employment with us, Mr. Skelton was a principal technical staff member and a software engineer at AT&T from 1988 to December 1997.

         Scott Andersen has been our Executive Vice President of Sales since December 2000. From March 2000 to the commencement of his employment with Net2Phone, Mr. Andersen served as CEO and Co-Chairman of Exist Corporation. Prior to that, Mr. Andersen was a Senior Operating Executive at MCI Systemhouse, Inc. between 1995 and 1999. Mr. Andersen also brings over 13 years of experience from Andersen Consulting in selling and implementing enterprise-wide solutions for Global 500 clients.

         Brian Haimm joined Net2Phone in February 2000 as an Executive Vice President, and was instrumental in the formal creation of ADIR Technologies and Cisco's investment in ADIR. From January 1998 until he joined Net2Phone, Mr. Haimm was a vice president in Sakura Bank's Mergers and Acquisitions group. Prior to his position at Sakura, Mr. Haimm was a Senior Financial Analyst at SOFTBANK/Ziff-Davis from October 1996 through January 1998.

                              CERTAIN RISK FACTORS

         Our future operating results and financial condition are dependant on a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risk and uncertainties, together with those mentioned elsewhere herein, could affect our future operating results, financial condition and the market price of our common stock

Risks Related to Our Financial Condition and Our Business

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

You must consider the numerous risks and uncertainties an early stage company like ours faces in the new and rapidly evolving market for Internet-related services. These risks include our ability to:

         o increase awareness of our brand and continue to build user loyalty;
         o maintain our current, and develop new, strategic relationships;
         o        respond effectively to competitive pressures; and
         o        continue to develop and upgrade our network and technology.

         If we are unsuccessful in addressing these risks, sales of our products and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.

We have never been profitable.

         We have never been profitable on an annual basis. We had an accumulated deficit of approximately $515 million as of July 31, 2001. Our operating and marketing expenses have continuously increased since inception and we expect them to continue to increase significantly during the next several years. Accordingly, we will need to generate significant revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         In addition, we recognized significant charges relating to non-cash executive compensation expense in fiscal 2001 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options to purchase shares of our common stock. With respect to these options, we recognized a charge of approximately $17.9 million in the fourth quarter of fiscal 1999, $48.1 million during fiscal 2000, $19.7 million during fiscal 2001, and will recognize charges of approximately $13.3 million during fiscal 2002, $3.2 million during fiscal 2003, and $2 million in fiscal 2004.

         We intend to pursue new streams of revenue, which we have not attempted to generate before and which may not be profitable.

         In addition to our minutes-based revenue, we are beginning to generate new Web-based revenue opportunities from banner and audio advertising. Furthermore, with ADIR, we will be commercializing our existing network management software. ADIR will market its products to service providers, telecommunications companies, and equipment manufacturers. We also intend to explore the availability of revenue-sharing opportunities with online retailers. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that these investments will be profitable.

         We may have difficulties managing our expanding operations, which may reduce our chances of achieving profitability.

         Our future performance will depend, in part, on our ability to manage our growth effectively. To that end, we will have to undertake the following tasks, among others:

         o develop our operating, administrative, financial and accounting systems and controls;

         o improve coordination among our engineering, accounting, finance, marketing and operations personnel;

         o        enhance our management information systems capabilities; and

         o        hire and train additional qualified personnel.

         If we cannot accomplish these tasks, our chances of achieving profitability may be diminished.

         If we fail to establish and maintain strategic relationships our ability to meet analyst expectations and our sales would suffer.

         We currently have strategic relationships with AT&T, AOL, ICQ, Yahoo!, Cisco, Liberty Media and others. We depend on these relationships to:

         o        expand our customer base;

         o        distribute our products to potential customers;

         o        increase usage of our services;

         o        build brand awareness; and

         o        cooperatively market our products and services.

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

         The market for our services has been extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in this market. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully in this market. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. Our competitors include the following:

         o Internet Telephony Service Providers. Internet telephony service providers such as AT&T Jens (a Japanese affiliate of AT&T), deltathree.com, iBasis (formerly known as VIP Calling), IPVoice.com, and ITXC route voice traffic over the Internet.

         o Software/Hardware Providers. Companies such as VocalTec produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet.

         o Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies.

         o Network Hardware Manufacturers. A number of large telecommunications providers and equipment manufacturers, including Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel), have announced that they intend to offer products similar to ours. We expect these products to allow live voice communications over the Internet between parties using a personal computer and a telephone and between two parties using telephones. Cisco Systems has also taken additional steps by recently acquiring companies that produce devices that help Internet service providers carry voice over the Internet while maintaining traditional phone usage and infrastructure.

         o Voice-Enabled Online Commerce Providers. ITXC has begun to apply Internet telephony technologies in connection with online commerce transactions. ITXC competes with services of ours such as Click2Talk by integrating voice communications into commercial Web sites.

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

         If our customers do not perceive our services to be effective or of high quality, our brand and name recognition would suffer.

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

         As of July 31, 2001, approximately 76 percent of our customers were based outside of the United States, generating approximately 24 percent of our revenue during fiscal 2001. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

         o changing regulatory requirements, which vary widely from country to country;

         o action by foreign governments or foreign telecommunications companies to limit access to our services;

         o        increased bad debt and subscription fraud;

         o legal uncertainty regarding liability, tariffs and other trade barriers;

         o        political instability; and

         o        potentially adverse tax consequences.

         We cannot assure you that one or more of these factors will not materially adversely affect the growth of our business or our customer base.

         All of the IP telephony calls made by our customers are connected through local telephone companies and, at least in part, through leased networks that may become unavailable.

         We are not a local telephone company or a local exchange carrier. Our network covers only portions of the United States. Accordingly, we must route parts of some domestic and all international calls made by our customers over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must generally route calls through a local telephone company to reach our network and, ultimately, to reach their final destinations.

         In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company. Accordingly, we may have to lease transmission capacity at artificially high rates from a monopolistic provider, and consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing terms and billing.

         In the United States, the providers of local telephone service are generally the incumbent local telephone companies, including the regional Bell operating companies. The permitted pricing of local transmission facilities that we lease in the United States is subject to uncertainties. The Federal Communications Commission's order requiring incumbent local telephone companies to price those facilities at total element long-run incremental cost is currently being reviewed by the United States Supreme Court, and, if that standard is reversed, it could result in an increase in our cost of obtaining incumbent local transmission facilities. In addition, the Federal Communications Commission is in the process of re-examining the existing intercarrier compensation system, a regime governing the flow of payments among interconnected telecommunications carriers and networks. The Commission could adopt an intercarrier compensation mechanism that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies.

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

         Because we are unable to predict definitely the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

         In order to ensure that we are able to handle additional usage, we have agreed to pay IDT a one-time fee of approximately $7.6 million for a 20-year right to use part of a new high capacity network that is under construction. We may have to enter into additional long-term agreements for leased capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available.

         We may not be able to obtain sufficient funds to grow our business.

         We intend to continue to grow our business. Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

         o        unanticipated opportunities;

         o        strategic alliances;

         o        potential acquisitions;

         o        changing business conditions; and

         o        unanticipated competitive pressures.

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

Risks Related to Our Relationship with AT&T/IDT/Liberty Media

         In October 2001, AT&T, IDT Corporation and Liberty Media Corporation formed a new a Delaware limited liability company which through a series of transactions among AT&T, IDT and Liberty Media now holds an aggregate of 50 percent of our outstanding capital stock and 64 percent of the aggregate voting power of our capital stock. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters. This relationship contains certain risks associated with it including the following:

         We may experience conflicts of interest resulting from the new LLC's power to elect the members of our board of directors.

         The newly formed LLC, currently controls 64 percent of the aggregate voting power of our capital stock, and has the power to nominate and elect the members of our board of directors when such members become eligible for re-election, so long as at least five members are not affiliated with us, IDT or AT&T as required by our bylaws. This power may give rise to significant influence and/or conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of any of the owners of the LLC.

         The holdings of the newly formed LLC may limit your ability to influence the outcome of matters subject to a stockholder vote.

         The holdings of the LLC will enable it to exert considerable influence over us, including in the election of our directors, the appointment of management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, we could be prevented from entering into certain transactions that could be beneficial to us and our stockholders. Third parties will likely be discouraged from making a tender offer or bid to acquire us because of the LLC's stockholdings and voting rights.

         We have contracted with IDT for various services and for the use of its telecommunications network, which contracts we may not be able to renew when they expire.

         In May 1999, we entered into agreements with IDT under which IDT provided administrative and telecommunication services to us. Since these agreements have expired, we will need to extend them, engage other entities to perform these services or perform these services ourselves. We cannot assure you that IDT will continue to provide these services. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services.

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

         The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether customers will be willing to shift their traditional activities online. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

         o        concerns about security;

         o        Internet congestion;

         o        inconsistent service; and

         o        lack of cost-effective, high-speed access.

If the use of the Internet as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which may prevent us from achieving profitability.

         Governmental regulations regarding the Internet may be passed, which could impede our business.

         The legal and regulatory environment that pertains to the Internet is uncertain and is changing rapidly as use of the Internet increases. For example, in the United States, the Federal Communications Commission could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet telephony.

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

         New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

         o        sales and other taxes;

         o        interstate access charges;

         o        user privacy;

         o        pricing controls;

         o        characteristics and quality of products and services;

         o        consumer protection;

         o contributions to the Universal Service Fund, which is funded by telecommunications carriers for the purpose of supporting local telephone service in rural and high cost areas;

         o        cross-border commerce;

         o        copyright, trademark and patent infringement; and

         o other claims based on the nature and content of Internet materials.

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



ITEM 2.  PROPERTIES

         Our primary facility is our headquarters and executive offices located on four floors at 520 Broad Street, Newark, New Jersey. We believe that our facilities are suitable and adequate for our business for the foreseeable future. A summary of our leased facilities is as follows:



                                                  Total
         Domestic Office Locations               Sq. Ft.              Occupant          Lease Expiration Date
         -------------------------               -------              --------          ---------------------
         Newark, New Jersey                      105,000             Net2Phone,                05/31/10
                                                                     Headquarters

         Hackensack,  New Jersey                  21,000             Net2Phone                 06/30/04
                                                                     Cust & Tech
                                                                     Support

         New York, New York                       13,000             Net2Phone                 11/30/08

         Schaumburg, Illinois                      2,537             Net2Phone                 11/30/05

         San Francisco, California                 2,000             Net2Phone                 10/31/01

         Boston, Massachusetts                     6,720             Net2Phone                 05/31/05

         Brick, New Jersey                        14,663             Adir Laboratories         03/31/06

         Boca Raton, Florida                      51,740             Adir/Netspeak             08/09/10

         *West Long Branch,                       31,485             Net2Phone                 09/30/07
         New Jersey                                                  Laboratories

         Piscataway, New Jersey                   22,000             Net2Phone                 05/19/02
                                                                     Equipment

         Atlanta, Georgia                            241             Net2Phone                 05/31/04
                                                                     Equipment



         Foreign Office Locations                 Total
         and Subsidiaries                        Sq. Ft.              Occupant       Lease Expiration Date
         ------------------------                ------               -------        ---------------------
         Kfar-Sava, Israel                        1,012                Aplio                08/30/02

         Warsaw, Poland                           2,153                Net2Phone            08/31/02
                                                                       Global

         Jerusalem, Israel                        1,800                Net2Phone MEA        07/14/02

         Jing Guang Centre, China                   826                NetSpeak             11/30/01
                                                                       (Adr)


         --------------------------------
         * We currently lease approximately 7,900 sq.ft. in Lakewood, New Jersey which lease we intend to terminate in favor of a larger facility in West Long Branch, New Jersey better suited to our needs.




ITEM 3.  LEGAL PROCEEDINGS

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing Multi-Tech's software or providing Multi-Tech's software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

Aplio, S.A.

         In connection with the acquisition of Aplio, S.A in July 2000, disputes arose with certain selling shareholders with respect to out obligations under the Stock Purchase Agreement dated as of June 16, 2000. We have now settled all disputes by entering into agreements with various selling shareholders providing for certain cash payments to be made on or before January 8, 2002 in the aggregate amount of approximately $11 million and the deferral of payment obligations totaling approximately $19.25 million until April 30, 2003. As part of the arrangement, the selling shareholders waived their rights to receive $3 million in purchase price held back by us at closing to secure certain indemnification obligations.

Class-Actions

         Four substantially similiar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Our underwriting agreement with our underwriters provide for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in these cases could have a material adverse effect on our business operations, financial condition, results of operations and cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2001.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our stock is quoted on the Nasdaq National Market under the ticker symbol "NTOP." The stock was initially offered to the public on July 29, 1999 at $15.00 per share. There is no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by Nasdaq.

      Year Ended July 31, 2001                    High          Low
    ------------------------------            ------------- -------------
    First Quarter...........................  $  33.813     $  16.688
    Second Quarter .........................  $  20.250     $   6.844
    Third Quarter...........................  $  13.438     $   7.375
    Fourth Quarter  ........................  $   9.460     $   4.100

    Year Ended July 31, 2000                      High          Low
    ------------------------------            ------------- -------------
    First Quarter...........................  $  92.625     $  15.000
    Second Quarter..........................  $  76.500     $  40.063
    Third Quarter...........................  $  68.375     $  34.375
    Fourth Quarter..........................  $  47.875     $  22.500


-----------------------------

Holders

         As of October 19, 2001, there were approximately 429 stockholders of record of our Common Stock and 19 stockholders of record of our Class A Common Stock, $.01 par value. On October 19, 2001, the last reported sale price of our stock as reported by Nasdaq was $3.62.

Dividend Policy

         We have not paid any dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.





[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The data is derived from our financial statements.



                                                                                  Fiscal Year Ended July 31,
                                                    -------------------------------------------------------------------------------
Statement of Operations Data:                           1997             1998             1999             2000             2001
-----------------------------                       -----------    -------------    -------------    -------------    -------------
Revenue:
Service                                                $      -    $  10,490,972    $  32,648,305    $  61,253,096    $ 143,309,997
   Product                                                    -        1,515,000          608,152       11,148,094        6,888,491
                                                    -----------    -------------    -------------    -------------    -------------
     Total revenue                                    2,652,303       12,005,972       33,256,457       72,401,190      150,198,488
                                                    -----------    -------------    -------------    -------------    -------------
Costs and expenses:
   Services cost of revenue                                   -        6,576,523       17,554,074       34,700,401      102,805,831
   Products cost of revenue                                   -          272,236          263,936        6,286,392        5,605,022
                                                    -----------    -------------    -------------    -------------    -------------
     Total direct cost of revenue .                   1,553,443        6,848,759       17,818,010       40,986,793      108,410,853
                                                    -----------    -------------    -------------    -------------    -------------
Selling and marketing                                    76,724        2,887,766        8,828,167       68,677,169       83,843,970
General and administrative                            2,599,283        5,087,628       10,836,072       36,321,177       84,158,715
Depreciation and amortization                           120,500          726,508        2,316,545        6,804,412       23,349,538
   Restructuring and other charges                            -                -                -                -       70,100,860
   Compensation charge from the
     issuance of stock options                                -                -       17,919,541       48,124,333       20,544,829
                                                    -----------    -------------    -------------    -------------    -------------

  Total costs and expenses                            4,349,950       15,550,661       57,718,335      200,913,884      390,408,765
                                                    -----------    -------------    -------------    -------------    -------------
Loss from operations                                 (1,697,647)      (3,544,689)     (24,461,878)    (128,512,694)    (240,210,277)
Interest income (expense), net                                -                -         (243,314)       9,672,815       18,530,609
Loss on equity investments and other, net                     -                -                -          505,874     (146,972,698)
                                                    -----------    -------------    -------------    -------------    -------------
   Net loss before minority interests                (1,697,647)      (3,544,689)     (24,705,192)    (118,334,005)    (368,652,366)
Minority interests                                            -                -                -                -       (2,676,595)
                                                    -----------    -------------    -------------    -------------    -------------
   Net loss                                          (1,697,647)      (3,544,689)     (24,705,192)    (118,334,005)    (365,975,771)
Redeemable preferred stock dividends                          -                -      (29,219,362)               -                -
Redeemable common stock accretion .                           -                -                -                -         (531,999)
                                                    -----------    -------------    -------------    -------------    -------------
   Net loss available to common
     stockholders                                   (1,697,647)      $(3,544,689)   $ (53,924,554)   $(118,334,005)  $(366,507,770)
                                                    -----------    -------------    -------------    -------------    -------------

   Net loss per common share - basic
     and diluted                                    $    (0.06)    $       (0.12)   $       (1.73)   $       (2.29)   $       (6.25)
                                                    -----------    -------------    -------------    -------------    -------------
   Weighted average number of common
     shares used in calculation of
     basic and diluted net loss per
     common share                                    27,864,000       30,186,000       31,236,415       51,738,918       58,664,580
                                                    -----------    -------------    -------------    -------------    -------------


Cash, cash equivalents, and
   marketable securities                               $      -    $      10,074    $  20,379,048    $ 249,294,250    $ 253,968,496
Working capital (deficit)                            (3,104,830)     (11,149,553)       6,303,452      106,371,979      218,099,989
Total assets                                            916,025        6,975,108       50,816,891      411,728,433      411,403,084
Accounts payable to IDT                               2,960,429       11,814,988        3,735,395        4,883,111       14,401,290
Loan payable to IDT                                           -                -       14,000,000                -                -
Total stockholders' (deficit) equity                 (2,205,305)      (5,649,994)      (4,062,867)     331,886,546      273,828,532


-------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

         We began our operations in November 1995, launched our first Net2Phone product in July 1996, and were established as a separate subsidiary of IDT in October 1997. We have incurred net operating losses since inception and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts.

Sources of Revenue

         During fiscal 2001, our revenues were derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment, such as YAP Gear and services primarily to resellers, IDT and other carriers. We anticipate that revenue in fiscal 2002 from services will increase in absolute terms as our products become more widely distributed. In addition, we are selling Web-based advertising through our PC client, e-mail properties acquired from Mail.com, as well as certain instant messenger services to leverage our customer reach.

         Approximately 83 percent of our revenue in fiscal 2001 was generated from per-minute charges we charge our retail customers mostly on a prepaid basis to use our services. During fiscal 2001, approximately 24 percent of our revenue was derived from customers based outside of the United States. As of July 31, 2001, we served over 2,490,000 active customers. We recognize revenue as our customers utilize the balances in their prepaid accounts by placing calls. As such, we have deferred revenue for all unutilized balances in our active customers' accounts.

         Direct Cost of Revenue

         Direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. These costs exclude depreciation and include:

         o amounts paid to other carriers to terminate traffic on a per-minute basis;

         o        the cost of leased routers and access servers;

         o telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our network;

         o the costs associated with leased lines connecting our network directly to the Internet or to our operations centers and connecting our operations centers to the Internet;

         o Internet backbone costs, which are the amounts we pay to connect to the Internet;

         o        service providers for capacity;

         o costs associated with the manufacturing, purchasing and licensing of equipment; and

         o        ad serving costs and e-mail box hosting fees.

         We expect our direct cost of revenue to increase in absolute terms over time to support our growing customer base. While some of these costs are fixed, other costs vary on a per minute basis. Therefore, we anticipate volatility in our direct cost of revenue as a percentage of revenue, particularly as we expand our network and dynamically determine how we price our services. We try to terminate calls on our own network whenever possible. When we cannot terminate calls on our network, we terminate calls on the network of other suppliers, including IDT. We expect to continue to utilize this process. We also expect the percentage of our traffic that we terminate with IDT will decline in the future as we expand our own network and establish additional carrier inter-connects.

         Selling and Marketing. Selling and marketing includes the expenses associated with acquiring customers, including commissions paid to our sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements. We expended significant capital to build brand recognition. Most of our sales and marketing expenses have gone toward securing significant and strategic relationships with a variety of Internet companies. Many of these agreements with Internet companies have since been restructured in a manner more favorable to us, or in some cases, terminated.

         General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities, shipping, consulting and other costs. A large portion of our general and administrative expenses include operations and customer support. These include the expenses associated with customer service and technical support, and consist primarily of the salaries and employment costs of the employees responsible for those efforts. We expect general and administrative costs to decrease by operating more efficiently and by leveraging our existing infrastructure to support our growth. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue.

         Depreciation and Amortization. Depreciation and amortization expenses primarily relate to our software and hardware infrastructure. We depreciate our network equipment over its estimated useful life ranging from five to fifteen years using the straight-line method. We plan to acquire a domestic high capacity network to provide additional capacity to handle the expected increase in customer traffic as our business grows. In addition, we will be adding more network hardware as traffic volumes justify. As a result, depreciation will continue to increase capital expenditures for the deployment of our networks to manage increased call volumes. Upon the adoption of SFAS No. 142, goodwill will no longer be amortized.

Results of Operations

         The following table sets forth certain items in our statement of operations as a percentage of total revenue for the periods indicated:



                                                                                    Fiscal Year Ended July 31,
                                                                               1999           2000             2001
                                                                             --------       --------         --------
                                                                                            Percent
                                                                             -----------------------------------------
Statement of Operations Data:
Revenue:
   Service Revenue .............................................              98.2             84.6             95.4
   Product Revenue .............................................               1.8             15.4              4.6
                                                                            ------           ------           ------

     Total revenue .............................................             100.0            100.0            100.0
                                                                            ------           ------           ------

  Costs and expenses:
   Service cost of revenue, excluding ..........................              52.8             47.9             68.5
    depreciation
   Product cost of revenue, excluding ..........................               0.8              8.7              3.7
                                                                            ------           ------           ------

    depreciation
      Total Direct Costs of revenue ............................              53.6             56.6             72.2

   Selling and marketing .......................................              26.5             94.9             55.8
   General and administrative ..................................              32.6             50.2             56.0
   Depreciation and amortization ...............................               7.0              9.4             15.5
   Restructuring costs and other charges .......................                --               --             46.7
   Compensation charge from the issuance of
     stock options .............................................              53.9             66.4             13.7
                                                                            ------           ------           ------

       Total costs and expenses ................................             173.6            277.5            259.9
                                                                            ------           ------           ------

Loss from operations ...........................................             (73.6)          (177.5)          (159.9)
Interest expense ...............................................              (1.3)            (0.4)             0.0
Interest income ................................................               0.6             13.8             12.3
Loss on equity investments and other, net ......................                --              0.7            (97.9)
                                                                            ------           ------           ------

Net loss before Minority Interests .............................             (74.3)          (163.4)          (245.5)
Minority Interests .............................................                --               --             (1.8)
                                                                            ------           ------           ------

Net loss .......................................................             (74.3)          (163.4)          (243.7)
Redeemable preferred stock dividends ...........................             (87.8)              --              (.4)
                                                                            ------           ------           ------

   Net loss available to common stockholders ...................            (162.1)          (163.4)          (244.1)
                                                                            ------           ------           ------


Comparison of Fiscal Years Ended July 31, 2001 and 2000

         Revenue. Our revenues are derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of Internet telephony equipment, such as YAP Gear and services provided to resellers, IDT and other carriers. Revenue increased approximately 107 percent from $72.4 million for fiscal 2000 to $150.2 million for fiscal 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services. Specifically, revenue from services increased approximately 134 percent from approximately $61.3 million for fiscal 2000 to approximately $143.3 million in revenue for fiscal 2001. Revenue from products decreased approximately 38 percent from approximately $11.1 million for fiscal 2000 to approximately $6.9 million for fiscal 2001 as we discontinue certain selling channels, primarily retail stores in the domestic market. We anticipate that in fiscal 2001 services revenue will increase in absolute terms as our products and services become more widely distributed.

         Direct Cost of Revenue, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices and ad serving cost and e-mail box hosting fees. Total direct cost of revenue, excluding depreciation and amortization, increased by 165 percent from $41.0 million for fiscal 2000 to $108.4 million in fiscal 2001. As a percentage of total revenue, these costs increased from approximately 56.6 percent for fiscal 2000 to approximately 72.2 percent for fiscal 2001. This increase is primarily attributable to the impact of our subsidization of free minutes to strategic partners such as Microsoft and Yahoo! as well as monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships. As a percentage of revenue, we expect direct cost of revenue to decrease as a result of restructuring of these agreements in a manner more favorable to us.

         Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales partners, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 22 percent from approximately $68.7 million for fiscal 2000 to approximately $83.8 million for fiscal 2001. As a percentage of total revenue, these costs decreased from approximately 94.9 percent for fiscal 2000 to approximately 55.8 percent for fiscal 2001. In the second quarter of fiscal 2001, we incurred a one-time non-recurring charge of approximately $31 million related to the termination of certain marketing and advertising agreements previously established with our strategic partners. In fiscal year 2000, a similar one-time charge of $27.8 million was taken related to these agreements.

         General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities, shipping, consulting and other costs. General and administrative expenses increased approximately 132 percent from approximately $36.3 million for fiscal 2000 to approximately $84.2 million for fiscal 2001. As a percentage of total revenue, these costs increased from approximately 50.2 percent for fiscal 2000 to approximately 56.0 percent for fiscal 2001. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as we continued to build our operations, product development, customer service, marketing and business development functions and reflects the impact of acquisitions.

         Depreciation and Amortization. Depreciation and amortization increased approximately 243 percent from approximately $6.8 million for fiscal 2000 to approximately $23.3 million for fiscal 2001. As a percentage of total revenue, these costs increased to 15.5 percent in fiscal 2001 from 9.4 percent in fiscal 2000. In fiscal year 2001, amortization from Aplio was $5.4 million. Depreciation will continue to increase as we increase capital expenditures for the deployment of our networks both domestically and internationally to manage increased call volumes. Upon the adoption of SFAS No. 142, goodwill will no longer be amortized.

         Restructuring costs and other charges. In the third quarter of Fiscal 2001, the Company decided to restructure the operations of its Aplio subsidiary. In connection with this decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable, resulting in a charge of approximately $33.6 million. In addition, the Company accrued approximately $5.5 million for payments relating to the Aplio Settlement Agreements. The Company recorded an additional charge of approximately $1.8 million in the fourth quarter of Fiscal 2001 related to possible Aplio employee terminations. In addition, the Company wrote off certain advertising agreements of approximately $14.6 million as well as intangible and fixed assets of $14.6 million, which were required based on the Company's review of its business plan, as no future benefits are expected from these assets and commitments.

         Non-Cash Compensation. We recognized significant charges relating to non-cash executive compensation expense in fiscal 2001 and fiscal 2000 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options to purchase shares of our common stock, modification of our stock option plans and the sale of subsidiary restricted stock. As a percentage of total revenue, non-cash compensation expense was 13.7 percent in fiscal 2001 as compared to 66.4 percent in fiscal 2000.

         Loss from Operations. Loss from operations was approximately $240.2 million for fiscal 2001 as compared to loss from operations of approximately $128.5 million for fiscal 2000. Excluding the non-cash compensation charge, the one-time non-recurring termination costs and restructuring costs and other charges described above, our loss from operations for fiscal 2001 and fiscal 2000 would have been $118.6 million and $52.6 million, respectively. This change is due to the increase in both selling and marketing expenses as well as general and administrative expenses we incurred as we expanded our distribution relationships, corporate infrastructure and human resources.

         Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income, net increased approximately 91 percent from $9.7 million for fiscal 2000 to approximately $18.5 million for fiscal 2001. The interest income resulted from the investment of the proceeds of sales of our stock.

         Loss on equity investments and other, net. During fiscal 2001, we recorded a loss relating to a permanent write-down of our investment in shares of Yahoo!, Inc. common stock, in addition, we recorded a loss relating to an other-than-temporary decline in value for our equity investment in Webley and WebDialogs, totaling approximately $17.7 million. This loss of approximtely
$136 million has been recorded as "other expense" in the accompanying consolidated statement of operations. Off-setting the loss, in part, relating to permanent write-down is a gain relating termination of derivative financial instruments relating to our Yahoo! investment.


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

         Direct Cost of Revenue, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale cost of internet telephony devices. Total direct cost of revenue, excluding depreciation and amortization, increased by 130 percent from $17.8 million for fiscal 1999 to $41.0 million in fiscal 2000. As a percentage of total revenue, these costs increased from approximately 53.6 percent for fiscal 1999 to approximately 56.6 percent for fiscal 2000. This increase was primarily attributable to monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships.

         Selling and Marketing. Selling and marketing expenses consisted primarily of expenses associated with acquiring customers, including commissions paid to our sales partners, advertising costs, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses increased approximately 678 percent from approximately $8.8 million for fiscal 1999 to approximately $68.7 million for fiscal 2000. However, we incurred a one-time charge of $27.8 million in the fourth quarter of fiscal 2000 which was associated with our termination of certain marketing agreements with smaller Web properties, which had been important in our initial stage of development as a way of promoting brand awareness and consumer acceptance of our retail services, but have since been rendered superfluous to our marketing plan. As a percentage of total revenue, these costs increased from approximately 26.5 percent for fiscal 1999 to approximately 94.9 percent for fiscal 2000. This increase primarily reflected the increased marketing and advertising expenses associated with the agreements established with priceline.com, Compuserve, Infospace.com, Yahoo!, Excite, Snap and other strategic partners, as well as the $27.8 million one-time charge.

         General and Administrative. General and administrative expenses consisted of the salaries of our employees and associated benefits, and the cost of insurance, legal, travel, entertainment, shipping, consulting, rent, utilities and other cost. General and administrative expenses increased approximately 235 percent from approximately $10.8 million for fiscal 1999 to approximately $36.3 million for fiscal 2000. As a percentage of total revenue, these costs increased from approximately 32.6 percent for fiscal 1999 to approximately 50.2 percent for fiscal 2000. This increase was primarily attributable to the additional organizational infrastructure and increase in personnel as we continue to build our operations, customer service, marketing and business development functions, the building of our Broadband and Enterprise groups, and adding new office space.

         Depreciation and Amortization. Depreciation and amortization increased approximately 194 percent from approximately $2.3 million for fiscal 1999 to approximately $6.8 million for fiscal 2000. As a percentage of total revenue, these costs increased to 9.4 percent in fiscal 2000 from 7.0 percent in fiscal 1999.

         Non-Cash Compensation. We recognized $48.1 million of non-cash compensation expense in fiscal 2000 and 17.9 million in fiscal 1999. As a percentage of total revenue, the compensation charge from issuance of stock options was 66.4 percent in fiscal 2000 and 53.9 percent in fiscal 1999.

         Loss from Operations. Loss from operations was approximately $128.5 million for fiscal 2000 as compared to loss from operations of approximately $24.5 million for fiscal 1999. Excluding the non-cash compensation charge and the one time costs described above, our loss from operations for fiscal 2000 and fiscal 1999 would have been $52.6 million and $6.6 million, respectively. This change was due to the substantial increase in both selling and marketing expenses as well as general and administrative expenses we incurred as we expanded our distribution relationships, corporate infrastructure and human resources.

Quarterly Results of Operations


         The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2001. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.


                                                                    Quarter Ended
                                              -------------------------------------------------------------
                                              Oct. 31,        Jan. 31,         April 30,        July 31,
                                                 1999            2000             2000            2000
                                              -----------     -----------      -----------      -----------
Revenue:
   Service..............................      $12,379,956     $14,546,160      $16,157,012      $18,169,968
   Product..............................          756,962         925,651        2,712,789        6,752,692
                                              -----------     -----------      -----------      -----------
  Total revenue.........................       13,136,918      15,471,811       18,869,801       24,922,660

Direct Cost of Revenue .................        6,834,111       8,392,056       10,943,112       14,817,514
Selling and marketing...................        6,266,476       9,229,220       11,133,197       42,048,276(1)
General and administrative..............        5,707,539       8,010,959        9,779,478       12,823,201
Depreciation and amortization...........          850,031       1,126,335        1,559,995        3,268,051(2)
   Compensation charge from the                 2,930,574       4,410,858        4,368,886       36,414,015
     issuance of stock options..........
                                              -----------     -----------      -----------      -----------
  Total costs and expenses..............       22,588,731      31,169,428       37,784,668      109,371,057

Income (loss) from operations...........       (9,451,813)    (15,697,617)     (18,914,867)     (84,448,397)
Net interest expense....................        1,086,543       2,555,193        3,148,803        3,388,150
                                              -----------     -----------      -----------      -----------
Net income (loss).......................     $ (8,365,270)   $(13,142,424)    $(15,766,064)    $(81,060,247)
                                              -----------     -----------      -----------      -----------

                                                             As a Percentage of Revenue
                                              ------------------------------------------------------------
Revenue:
Service.................................             94.2%           94.0%            85.6%           72.9%
Product.................................              5.8             6.0             14.4            27.1
                                              -----------     -----------      -----------      ----------
  Total revenue.........................            100.0           100.0            100.0          100.00

Direct Cost of Revenue .................             52.0            54.3             58.0            59.5
Selling and marketing...................             47.7            59.7             59.0           168.7(1)
General and administrative..............             43.4            51.8             51.8            51.5
Depreciation and amortization...........              6.5             7.3              8.3          13.1(2)
   Compensation charge from the                      22.3            28.5             23.2           146.1
     issuance of stock options..........      -----------     -----------      -----------      ----------

  Total costs and expenses..............            171.9           201.6            200.3           438.9

Income (loss) from operations...........            (71.9)         (101.6)          (100.3)         (338.9)
                                              -----------     -----------      -----------      ----------
Net interest expense....................              8.3            16.5             16.7            13.6
                                              -----------     -----------      -----------      ----------
Net income (loss).......................            (63.6%)         (85.1)%          (83.6)%        (325.3)%
                                              -----------     -----------      -----------      ----------


(1) Includes approximately $28 million of costs incurred to terminate advertising arrangements.

(2) Includes amortization of goodwill from the Aplio acquisition in the amount of $941,019.


                                                                    Quarter Ended
                                              -------------------------------------------------------------
                                                Oct. 31,       Jan. 31,         April 30,        July 31,
                                                 2000            2001             2001             2001
                                              -----------     -----------      -----------      -----------
Revenue:
   Service..............................      $26,940,727     $33,896,534      $39,940,437      $42,532,299
   Product..............................        3,868,343         756,873          674,017        1,589,258
                                              -----------     -----------      -----------      -----------
  Total revenue.........................       30,809,070      34,653,407       40,614,454       44,121,557

Direct Cost of Revenue .................       18,711,267      25,834,900       37,522,571       26,342,115
Selling and marketing...................       12,453,267      46,589,855       14,829,027        9,971,821
General and administrative..............       17,516,403      20,131,213       21,654,863       24,856,237
Depreciation and amortization...........        5,653,628       6,630,235        5,082,920        5,982,755
   Restructuring costs and other charges               --              --       66,500,044        3,600,815
   Compensation charge from the
     issuance of stock options..........        4,769,904       5,205,852        5,151,264        5,417,809
                                              -----------     -----------      -----------      -----------

  Total costs and expenses..............       59,104,469     104,392,055      150,740,689       76,171,552

Income (loss) from operations...........      (28,295,399)    (69,738,648)    (110,126,235)     (32,049,995)
Net interest expense....................        5,991,516       5,875,127        3,549,983        3,113,982
Loss on equity investments and other,
 net....................................       16,938,120    (112,856,355)     (12,587,049)     (38,467,414)
                                              -----------     -----------      -----------      -----------
Net loss before minority interests......       (5,365,763)   (176,719,876)    (119,163,301)     (67,403,427)
Minority Interest.......................          193,284        (498,598)        (283,476)      (1,701,237)
                                              -----------     -----------      -----------      -----------
Net income (loss).......................     $ (5,172,479)  $(176,221,278)   $(118,879,825)    $(65,702,190)
                                              -----------     -----------      -----------      -----------

                                                             As a Percentage of Revenue
                                              ------------------------------------------------------------
Revenue:
Service.................................             87.4%           97.8%            98.3%           96.4%
Product.................................             12.6             2.2              1.7             3.6
                                              -----------     -----------      -----------      ----------
  Total revenue.........................            100.0           100.0            100.0          100.00

Direct Cost of Revenue .................             60.7            74.6             92.4            59.7
Selling and marketing...................             40.4           134.4             36.5            22.6
General and administrative..............             56.2            58.1             53.3            56.3
Depreciation and amortization...........             18.4            19.1             12.5            13.6
   Restructuring costs and other charges               --              --            163.7            8.2
   Compensation charge from the                      15.5            15.0             12.7            12.3
     issuance of stock options..........
                                              -----------     -----------      -----------      ----------
  Total costs and expenses..............            191.2           301.2            371.1           172.7
                                              -----------     -----------      -----------      ----------
Income (loss) from operations...........            (91.2)         (201.2)          (271.1)          (72.7)
Net interest expense....................             19.4            17.0              8.7             7.1
Loss on equity investments and other,
 net....................................             55.0          (325.8)           (31.0)          (87.2)
                                              -----------     -----------      -----------      ----------
Net loss before minority interests......            (16.8)         (510.0)          (293.4)         (152.8)
Minority Interest.......................               --            (1.4)             (.7)           (3.9)
                                              -----------     -----------      -----------      ----------
Net income (loss).......................            (16.8)%       $(508.6)%         (292.7)%        (148.9)%
                                              -----------     -----------      -----------      -----------


         We have experienced growth in total revenue in each quarter since inception, reflecting greater acceptance and usage of our products and services by our expanded customer base. We expect our revenue to grow over time as use of our service increases. We continue to explore and evaluate new lines of business that are profitable.

         As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast our revenue and direct cost of revenue as they may be impacted by a variety of factors. These factors include the level of use of the Internet as a communications medium, capacity constraints, the amount and timing of our capital expenditures, introduction of new services by us or our competitors, price competition, technical difficulties or system downtime, and the development of regulatory restrictions.

         Liquidity and Capital Resources

         As of July 31, 2001, we had cash, cash equivalents and marketable securities of approximately $254 million and working capital of approximately $218.1 million. We generated negative cash flow from operating activities of approximately $115.1 million during the fiscal 2001, compared with negative cash flow from operating activities of $72.1 million during fiscal 2000. The decrease in cash flow from operating activities was primarily caused by an increase in the net loss before depreciation and amortization, non-cash compensation expense, an increase in prepaid and other assets, and the write down of equity investments.

         Net cash used in investing activities decreased from $160.4 million during fiscal 2000, to $39.7 million for fiscal 2001. Capital expenditures increased from approximately $47.4 million in fiscal 2000 to approximately $72.9 million in fiscal 2001, as we expanded our domestic and international network infrastructure. In addition, the net cash from the proceeds from the sale of marketable securities was approximately $180.2 million for fiscal 2001 as compared to $49.4 million for fiscal 2000. In August 2000, we purchased 321,027 shares of common stock of Speechworks International, Inc. for approximately $4.0 million and acquired 994,299 shares of

Predictive Networks, Inc. Series C Convertible preferred stock for approximately $3.0 million. In November 2000, we purchased 2,729,730 shares of HeyAnita, Inc. Series B preferred stock for approximately $2.0 million. In December 2000, we purchased 591,576 shares of LocatioNet Systems 2000 Ltd. common stock for approximately $1.0 million and acquired 54,000 shares of Millicom Italia common stock for approximately $2.0 million. In December 2000, we acquired 4,432,665 shares of Alonet S.A. common stock for approximately
$3 million in cash and converted loans of $4 million due from Alonet S.A.

         Net cash provided by financing activities increased from $270 million during fiscal 2000, to approximately $291.9 million for fiscal 2001. We received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000 and received approximately $48.2 million in a private placement of preferred stock for Adir Technologies, Inc., a subsidiary of Net2Phone. During fiscal 2001, the Board of Directors authorized a new share buyback program through which the we may repurchase up to five million shares of common stock in the open market. As of July 31, 2001, we had repurchased 4,361,600 shares under this program, utilizing approximately $56.9 million in cash.

         We believe that, based upon our present business plan, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least twelve months.

         Effects of Inflation

         Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

         SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We plan to early adopt SFAS No. 142 effective August 1, 2001 and do not expect the adoption to have a material impact on our results of operations and financial condition.

         Subsequent Events

         On August 14, 2001, ADIR acquired all of the issued and outstanding capital stock of NetSpeak Corporation ("NetSpeak"), a Florida corporation through the merger of A Tech Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of ADIR, with and into NetSpeak. As consideration ADIR, paid an aggregate of $48.2 million for the acquisition. ADIR raised an aggregate of $21 million from its existing shareholders specifically for the acquisition of Netspeak.

         In October 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% in us and 64% voting power. The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T. As part of the agreement, IDT and AT&T contributed their shares of our Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company (LLC). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a reduced but still significant interest. IDT will be the managing member of the LLC. Immediately thereafter, Howard S. Jonas, Chairman of IDT Corporation, became our Chief Executive Officer and four new persons were added to our board of directors. It is too early at this time to know whether any significant changes will be made in our current business strategy as described above as a result of the concentration of majority voting power in us into a single shareholder.

         The events of September 11, 2001, additional threatened terrorist acts, and the ongoing military action have created uncertainties in our industry as well as domestic and international economies in general. These events, and potential future terrorist acts, may result in reduced demand from our clients for our services and products and may potentially have a material adverse effect on our business, financial condition and operating results. It is too soon, however, for us to reasonably estimate the impact of these tragic events on our industry and our future financial performance.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. As of July 31, 2001, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the index to Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-25 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information under the captions "Board of Directors" and "Section 11(c) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         Information set forth under the captions "Executive Compensation" and "Board of Directors" in the Proxy Statement is incorporated herein by reference. The sections captioned "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the caption "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the caption entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


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

             (3)  Exhibits.

         Exhibits listed in the accompanying Index of Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

         (b)      Reports on Form 8-K.

                  (1) On June 21, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the execution of a merger agreement by and among Adir Technologies, Inc., Netspeak Corporation and a wholly-owned subsidiary of ADIR.

                  (2) On July 16, 2001, we filed a Current Report on Form 8-K/A reporting under Item 2 and Item 7 certain matters related to our acquisition of Aplio S.A.

                  (3) On August 16, 2001 we filed a Current Report on Form 8-K/A reporting under Item 2 and Item 7 certain matters related to our acquisition of Aplio S.A.

                  (4) On August 27, 2001 we filed a Current Report on Form 8-K reporting under Item 2 the merger of a wholly-owned subsidiary of Adir Technologies, Inc. with and into Netspeak Corporation.

                                 NET2PHONE, INC.


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets as of July 31, 2001 and 2000 .................  F-3
Consolidated Statements of Operations for the years ended July 31, 2001,
  2000 and 1999...........................................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years
  ended July 31, 2001, 2000 and 1999.....................................   F-5
Consolidated Statements of Cash Flows for the years ended July 31, 2001,
  2000 and 1999..........................................................   F-6
Notes to Consolidated Financial Statements...............................   F-7
The following consolidated financial statement schedule of Net2Phone, Inc.
  and Subsidiaries is included in Item 14(d):
  Schedule II-Valuation and Qualifying Accounts..........................   F-24

The Board of Directors and Stockholders
  Net2Phone, Inc.

     We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. (the "Company") as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ ERNST & YOUNG LLP


New York, New York
October 23, 2001

                                 NET2PHONE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    July 31,
                                                                                                    --------
                                                                                                2001          2000
                                                                                                ----          ----
ASSETS:
Current assets:
     Cash and cash equivalents .........................................................   $ 195,140,568    $  57,874,228
     Marketable securities - current ...................................................      58,827,928       59,142,518
     Trade accounts receivable,
          net of allowance for doubtful accounts of $1.9 million (2001) and $0 (2000) ..      12,385,119        9,754,931
     Prepaid contract deposits .........................................................       7,446,450       13,443,704
     Inventory .........................................................................       4,160,877        3,216,783
     Prepaid expenses ..................................................................       4,178,798        7,020,970
     Notes receivable ..................................................................       4,112,759        3,450,000
     Other current assets ..............................................................       1,319,524        2,119,802
                                                                                           -------------    -------------
          Total current assets .........................................................     287,572,023      156,022,936
Property and equipment, net ............................................................     108,398,276       59,867,154
Investments ............................................................................       8,591,164       19,845,349
Marketable securities - long term ......................................................              --      132,277,504
Intangible assets, net .................................................................       6,544,859       42,123,045
Other assets ...........................................................................         296,762        1,592,445
                                                                                           -------------    -------------
          Total assets .................................................................   $ 411,403,084    $ 411,728,433
                                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ..................................................................   $  15,689,484    $  19,783,115
     Accrued expenses ..................................................................      20,268,212       17,230,019
     Deferred revenue ..................................................................       7,516,066        5,010,951
     Current portion of long-term obligations ..........................................      11,596,982        2,743,761
     Due to IDT ........................................................................      14,401,290        4,883,111
                                                                                           -------------    -------------
          Total current liabilities ....................................................      69,472,034       49,650,957
Accrued expenses .......................................................................         366,667        4,300,000
Long-term obligations ..................................................................       8,349,253        5,203,340
                                                                                           -------------    -------------
          Total liabilities ............................................................      78,187,954       59,154,297

Minority interests .....................................................................      45,482,342               --
Redeemable common stock, $.01 par value; 410,595 and 582,749 shares outstanding ........      13,904,256       20,687,590
Commitments and contingencies
Stockholders' equity :
     Common stock, $.01 par value; 200,000,000 shares authorized including redeemable
       shares; 29,146,499 and 21,605,133 shares issued and outstanding..................         291,465          216,051
     Class A stock, $.01 par value, 37,924,250 shares authorized;
       32,315,500 and 33,916,750 shares issued and outstanding..........................         323,155          339,167
     Additional paid-in capital ........................................................     883,140,001      555,364,405
     Accumulated deficit ...............................................................    (514,765,057)    (148,789,291)
     Accumulated other comprehensive gain (loss) .......................................         149,685      (41,757,843)
     Deferred compensation .............................................................     (34,885,132)     (30,246,300)
     Loans to stockholders .............................................................      (3,512,998)      (3,239,643)
     Treasury stock, at cost ...........................................................     (56,912,587)              --
                                                                                           -------------    -------------

           Total stockholders' equity ..................................................     273,828,532      331,886,546
                                                                                           -------------    -------------
           Total liabilities and stockholders' equity ..................................   $ 411,403,084    $ 411,728,433
                                                                                           =============    =============

                             See accompanying notes.

                                 NET2PHONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year ended July 31,
                                                                   -----------------------------------------------
                                                                       2001             2000             1999
                                                                       ----             ----             ----
Revenue:
Service revenue ................................................   $ 143,309,997    $  61,253,096    $  32,648,305
Product revenue ................................................       6,888,491       11,148,094          608,152
                                                                   -------------    -------------    -------------
          Total revenue ........................................     150,198,488       72,401,190       33,256,457
Costs and expenses:
Direct cost of revenue:
     Service cost of revenue ...................................     102,805,831       34,700,401       17,554,074
     Product cost of revenue ...................................       5,605,022        6,286,392          263,936
                                                                   -------------    -------------    -------------
          Total direct cost of revenue .........................     108,410,853       40,986,793       17,818,010
Selling and marketing ..........................................      83,843,970       68,677,169        8,828,167
General and administrative .....................................      84,158,715       36,321,177       10,836,072
Depreciation and amortization ..................................      23,349,538        6,804,412        2,316,545
Restructuring and other charges ................................      70,100,860               --               --
Non-cash compensation ..........................................      20,544,829       48,124,333       17,919,541
                                                                   -------------    -------------    -------------
           Total costs and expenses ............................     390,408,765      200,913,884       57,718,335
                                                                   -------------    -------------    -------------

Loss from operations ...........................................    (240,210,277)    (128,512,694)     (24,461,878)

Interest income, net ...........................................      18,530,609        9,672,815         (243,314)

Loss on equity investments and other, net ......................    (146,972,698)         505,874               --
                                                                   -------------    -------------    -------------


Loss before minority interests .................................    (368,652,366)    (118,334,005)     (24,705,192)

Minority interests .............................................      (2,676,595)              --               --
                                                                   -------------    -------------    -------------

Net loss .......................................................    (365,975,771)    (118,334,005)     (24,705,192)

Redeemable preferred stock dividends ...........................              --               --      (29,219,362)

Redeemable common stock accretion ..............................        (531,999)              --               --
                                                                   -------------    -------------    -------------

Net loss available to common shareholders ......................   ($366,507,770)   ($118,334,005)   ($ 53,924,554)
                                                                   =============    =============    =============

Net loss per common share - basic and diluted ..................   ($       6.25)   ($       2.29)   ($       1.73)
                                                                   =============    =============    =============

Weighted average number of common shares used in the calculation
of basic and diluted net loss per common share..................      58,664,580       51,738,918       31,236,415
                                                                   =============    =============    =============

                             See accompanying notes.

                                 Net2Phone, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                    Years ended July 31, 1999, 2000, and 2001




                                                                     Common Stock                    Class A Stock
                                                           --------------------------------------------------------------
                                                              Shares            Amount          Shares         Amount
                                                           --------------   ---------------  --------------  ------------
Balance at July 31, 1998                                      30,960,000         $ 100,100              --   $        --
Net loss for the year ended July 31, 1999                             --                --              --            --

Comprehensive loss:
Issuance of warrants                                                  --                --              --            --
Exercise of stock options                                      1,345,218            13,452              --            --
Deferred compensation                                                 --                --              --            --
Capital contributions from IDT Corporation                            --           209,500              --            --
Conversion of IDT Common stock to Class A stock              (27,864,000)         (278,640)     27,864,000       278,640
Conversion of Class A to Common Stock                            241,911             2,420        (241,911)       (2,420)
Exercise of warrants                                             136,648             1,366              --            --
Accretion of discount on  Series A preferred stock
  convertible to Class-A stock                                        --                --              --            --
Amortization of deferred compensation                                 --                --              --            --
                                                           --------------   ---------------  --------------  ------------
Balance at July 31, 1999                                       4,819,777            48,198      27,622,089       276,220
Net loss for the year ended July 31, 2000                             --                --              --            --
Foreign currency translation                                          --                --              --            --
Unrealized equity securities loss, net                                --                --              --            --

Comprehensive loss:
Issuance of Common Stock in initial public offering            6,210,000            62,100              --            --
Conversion of Preferred Stock to Class A Stock                        --                --       9,420,000        94,200
Conversion of Class A Stock to Common Stock                    3,125,339            31,253      (3,125,339)      (31,253)
Exercise of stock options                                      1,272,239            12,722              --            --
Amortization of deferred compensation                                 --                --              --            --
Repayment of loans to stockholders                                    --                --              --            --
Secondary equity offering                                      3,400,000            34,000              --            --
Issuance of common stock to Yahoo! Inc.                        2,777,778            27,778              --            --
Deferred compensation from stock option grants and regrants                                             --            --
                                                           --------------   ---------------  --------------  ------------
Balance at July 31, 2000                                      21,605,133           216,051      33,916,750       339,167
Net loss for the year ended July 31, 2001                             --                --              --            --
Foreign currency translation                                          --                --              --            --
Unrealized equity securities loss, net                                --                --              --            --

Comprehensive loss
Issuance of Common Stock to AT&T                                      --                --       4,000,000        40,000
Repurchase of Common Stock                                            --                --              --            --
Conversion of Class A stock to common stock                    5,601,250            56,012      (5,601,250)      (56,012)
Exercise of stock options                                      1,789,726            17,897              --            --
Repayment of loans to stockholders                                    --                --              --            --
Release of escrow shares                                         150,390             1,505              --            --
Accretion of redeemable common stock                                  --                --              --            --
Amortization of deferred compensation                                 --                --              --            --
Deferred compensation                                                 --                --              --            --
                                                           --------------   ---------------  --------------  ------------
Balance at July 31, 2001                                      29,146,499         $ 291,465      32,315,500     $ 323,155
                                                           ==============   ===============  ==============  ============


                                                                                                     Accumulated
                                                              Additional                                Other
                                                               Paid-In           Accumulated        Comprehensive     Deferred
                                                               Capital             Deficit          Income (Loss)   Compensation
                                                           -----------------  ------------------  ---------------- ----------------
Balance at July 31, 1998                                      $          --      $   (5,750,094)    $         --      $         --
Net loss for the year ended July 31, 1999                                --         (24,705,192)              --                --

Comprehensive loss:
Issuance of warrants                                              2,100,000                  --               --                --
Exercise of stock options                                         4,470,608                  --               --                --
Deferred compensation                                            49,827,816                  --               --       (49,827,816)
Capital contributions from IDT Corporation                        4,420,338                  --               --                --
Conversion of IDT Common stock to Class A stock                          --                  --               --                --
Conversion of Class A to Common Stock                                    --                  --               --                --
Exercise of warrants                                                436,504                  --               --                --
Accretion of discount on  Series A preferred stock
  convertible to Class-A stock                                     (129,000)                 --               --                --
Amortization of deferred compensation                                    --                  --               --        17,919,541
                                                           -----------------  ------------------  ---------------  ----------------
Balance at July 31, 1999                                         61,126,266         (30,455,286)              --       (31,908,275)
Net loss for the year ended July 31, 2000                                --        (118,334,005)              --                --
Foreign currency translation                                             --                  --           47,239                --
Unrealzed equity securities loss, net                                    --                  --      (41,805,082)               --

Comprehensive loss:
Issuance of Common Stock in initial public offering              83,744,373                  --               --                --
Conversion of Preferred Stock to Class A Stock                   27,834,800                  --               --                --
Conversion of Class A Stock to Common Stock                              --                  --               --                --
Exercise of stock options                                         8,876,022                  --               --                --
Amortization of deferred compensation                                    --                  --               --        48,124,333
Repayment of loans to stockholders                                       --                  --               --                --
Secondary equity offering                                       177,348,364                  --               --                --
Issuance of common stock to Yahoo! Inc.                         149,972,222                  --               --                --
Deferred compensation from stock option grants and regrants      46,462,358                  --               --       (46,462,358)
                                                           -----------------  ------------------  ---------------  ----------------
Balance at July 31, 2000                                        555,364,405        (148,789,291)     (41,757,843)      (30,246,300)
Net loss for the year ended July 31, 2001                                --        (365,975,766)              --                --
Foreign currency translation                                             --                  --          461,551                --
Unrealized equity securities loss, net                                   --                  --       41,445,977                --

Comprehensive loss
Issuance of Common Stock to AT&T                                295,943,720                  --               --                --
Repurchase of Common Stock                                               --                  --               --                --
Conversion of Class A stock to common stock                              --                  --               --                --
Exercise of stock options                                         7,180,214                  --               --                --
Repayment of loans to stockholders                                       --                  --               --                --
Release of escrow shares                                                 --                  --               --                --
Accretion of redeemable common stock                               (531,999)                 --               --                --
Amortization of deferred compensation                                    --                  --               --        20,544,829
Deferred compensation                                            25,183,661                  --               --       (25,183,661)
                                                           -----------------  ------------------  ---------------  ----------------
Balance at July 31, 2001                                      $ 883,140,001      $ (514,765,057)    $    149,685      $(34,885,132)
                                                           =================  ==================  ===============  ================



                                                                                     Treasury Stock                    Total
                                                                Loans to       ---------------------------------     Stockholders'
                                                              Stockholders       Shares            Amount          Equity (Deficit)
                                                             --------------   ------------   ------------------  -------------------
Balance at July 31, 1998                                       $        --             --        $          --         $ (5,649,994)
Net loss for the year ended July 31, 1999                               --             --                   --          (24,705,192)
                                                                                                                 -------------------
Comprehensive loss:                                                                                                     (24,705,192)
Issuance of warrants                                                    --             --                   --            2,100,000
Exercise of stock options                                       (3,149,990)            --                   --            1,334,070
Deferred compensation                                                   --             --                   --                   --
Capital contributions from IDT Corporation                              --             --                   --            4,629,838
Conversion of IDT Common stock to Class A stock                         --             --                   --                   --
Conversion of Class A to Common Stock                                   --             --                   --                   --
Exercise of warrants                                                    --             --                   --              437,870
Accretion of discount on  Series A preferred stock
  convertible to Class-A stock                                          --             --                   --             (129,000)
Amortization of deferred compensation                                   --             --                   --           17,919,541
                                                             --------------   ------------   ------------------  -------------------
Balance at July 31, 1999                                        (3,149,990)            --                   --           (4,062,867)
Net loss for the year ended July 31, 2000                               --             --                   --         (118,334,005)
Foreign currency translation                                            --             --                   --               47,239
Unrealzed equity securities loss, net                                   --             --                   --          (41,805,082)
                                                                                                                 -------------------
Comprehensive loss:                                                                                                    (160,091,848)
Issuance of Common Stock in initial public offering                     --             --                   --           83,806,473
Conversion of Preferred Stock to Class A Stock                          --             --                   --           27,929,000
Conversion of Class A Stock to Common Stock                             --             --                   --                   --
Exercise of stock options                                         (716,702)            --                   --            8,172,042
Amortization of deferred compensation                                   --             --                   --           48,124,333
Repayment of loans to stockholders                                 627,049             --                   --              627,049
Secondary equity offering                                               --             --                   --          177,382,364
Issuance of common stock to Yahoo! Inc.                                 --             --                   --          150,000,000
Deferred compensation from stock option grants and regrants             --             --                   --                   --
                                                             --------------   ------------   ------------------  -------------------
Balance at July 31, 2000                                        (3,239,643)            --                   --          331,886,546
Net loss for the year ended July 31, 2001                               --             --                   --         (365,975,766)
Foreign currency translation                                            --             --                   --              461,551
Unrealized equity securities loss, net                                  --             --                   --           41,445,977
                                                                                                                 -------------------



Comprehensive loss                                                                                                     (324,068,238)
Issuance of Common Stock to AT&T                                        --             --                   --          295,983,720
Repurchase of Common Stock                                              --      4,361,600          (56,912,587)         (56,912,587)
Conversion of Class A stock to common stock                             --             --                   --                   --
Exercise of stock options                                         (514,500)            --                   --            6,683,612
Repayment of loans to stockholders                                 241,145             --                   --              241,145
Release of escrow shares                                                --             --                   --                1,505
Accretion of redeemable common stock                                    --             --                   --             (531,999)
Amortization of deferred compensation                                   --             --                   --           20,544,829
Deferred compensation                                                   --             --                   --                   --
                                                             --------------   ------------   ------------------  -------------------

Balance at July 31, 2001                                       $(3,512,998)     4,361,600        $ (56,912,587)       $ 273,828,532
                                                             ==============   ============   ==================  ===================

                             See accompanying notes.

                                 NET2PHONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year ended July 31,
                                                                                          -------------------
                                                                                 2001               2000                1999
                                                                                 ----               ----                ----
Operating activities:
     Net loss...........................................................    ($365,975,771)      ($118,334,005)      ($24,705,192)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................       23,349,538           6,804,412          2,316,545
     Amortization of discount on marketable securities..................          (31,072)            (43,582)                --
     Amortization of deferred compensation                                     20,544,829          48,124,333         17,919,541
     Write-down of equity investment....................................      116,778,380                  --                 --
     Write-down of assets...............................................       78,526,762                  --                 --
     Gain on derivative instrument......................................       (5,235,240)           (516,610)                --
     Minority interests.................................................       (2,676,595)                 --                 --
        Changes in assets and liabilities:
        Accounts receivable.............................................       (2,643,586)         (9,119,258)           933,939
        Prepaid contract deposits.......................................        5,997,254          (7,281,620)        (6,162,084)
        Inventory.......................................................         (979,327)         (2,201,828)          (540,000)
        Prepaid expenses................................................        2,992,729          (6,553,115)          (459,918)
        Other current assets............................................          589,146            (804,674)                --
        Other assets....................................................          778,930            (967,955)           (17,239)
        Accounts payable................................................       (3,931,429)         16,463,261          2,151,778
        Accrued expenses................................................        8,775,775          12,585,498          4,692,953
        Deferred revenue................................................        2,505,115           2,640,319          1,560,518
        Net (repayments to) advances from IDT Corporation...............        5,518,179         (12,852,284)         5,920,407
                                                                            -------------       -------------       ------------
Net cash (used in) provided by operating activities.....................     (115,116,383)        (72,057,108)         3,611,248

Investing activities:
     Purchases of property, plant & equipment ..........................      (72,904,536)        (47,386,058)       (14,544,052)
     Proceeds from derivative instrument ...............................       25,221,850                  --                 --
     Purchases of marketable securities ................................     (142,199,630)       (132,627,812)                --
     Payments of long-term obligations .................................       (2,094,468)                 --                 --
     Proceeds from the sale of marketable securities ...................      180,243,672          49,446,291                 --
     Purchase of trademark .............................................               --                  --         (5,000,000)
     Acquisitions, net of cash acquired ................................       (6,473,750)         (6,563,576)                --
     Issuance of notes receivable ......................................       (7,316,049)         (3,450,000)                --
     Investments .......................................................      (14,170,557)        (19,845,349)                --
                                                                            -------------       -------------       ------------
Net cash used in investing activities...................................      (39,693,468)       (160,426,504)       (19,544,052)

Financing activities:
     Proceeds from the issuance of common stock ........................      295,983,720         261,188,838                 --
     Proceeds from the issuance of  preferred stock ....................                                                      --
              by ADIR Technologies .....................................       48,158,937                  --
     Proceeds from the exercise of stock options .......................        6,683,612           8,172,041          1,334,070
     Proceeds from issuance of preferred stock and warrants ............               --                  --         29,900,000
     Proceeds from exercise of warrants ................................               --                  --            437,870
     Purchase of redeemable common stock ...............................       (2,109,907)                 --                 --
     Proceeds from repayment of loans to stockholders...................          241,145             627,049                 --
     Repayments of borrowings...........................................         (135,093)                 --                 --
     Capital contributions from IDT Corporation ........................               --                  --          4,629,838
     Repurchase of common stock ........................................      (56,912,587)                 --                 --
                                                                            -------------       -------------       ------------

Net cash provided by financing activities...............................      291,909,827         269,987,928         36,301,778
                                                                            -------------       -------------       ------------
Effect of exchange rate on cash.........................................          166,364              (9,136)                --
                                                                            -------------       -------------       ------------
Net increase in cash and cash equivalents...............................      137,266,340          37,495,180         20,368,974
Cash and cash equivalents at beginning of period........................       57,874,228          20,379,048             10,074
                                                                            -------------       -------------       ------------
Cash and cash equivalents at end of period..............................    $ 195,140,568       $  57,874,228       $ 20,379,048
                                                                            =============       =============       ============

Supplemental disclosure of cash flow information:
Cash payments made for interest.........................................    $          --       $     558,335       $         --
                                                                            =============       =============       ============
Cash payments made for income taxes.....................................    $          --       $          --       $         --
                                                                            =============       =============       ============

Supplemental disclosure of non-cash investing activities:
Redeemable common stock issued for an acquisition.......................    $          --       $  20,687,500       $         --
                                                                            =============       =============       ============
Common stock issued for marketable securities...........................    $          --       $ 150,000,000       $         --
                                                                            =============       =============       ============


Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to Class A common stock...................    $          --         $27,929,000       $         --
                                                                            =============       =============       ============

                             See accompanying notes.

                                 Net2Phone, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2001


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

     On August 11, 2000, AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased 14.9 million Class A shares from IDT for $75 per share, giving the AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company.

     On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (64% of the voting power) of the Company. See Note 21.

2.   Summary of Significant Accounting Policies

      Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant accounts have been eliminated in consolidation.

      Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

      Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

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

      Foreign currency translation

     The financial statements of the Company's foreign subsidiary has been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency translation gains and losses are included in the results of operations as incurred.

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

      Software Development Costs

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has not capitalized these costs. Software development costs are the Company's only research and development expenditures. For the years ended July 31, 2001, 2000, and 1999, research and development costs totaled approximately $10,360,000, $4,692,000, and $757,000, respectively.

      Capitalized Internal Use Software Costs

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. At July 31, 2001, 2000 and 1999, the Company has capitalized approximately $17,672,000, $7,925,000, and $4,065,000, respectively, of internal use software costs as computer software.

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

      Advertising Costs

     The Company expenses the costs of advertising as incurred. The Company has historically purchased banner advertising on other companies' web sites pursuant to contracts which include the guarantee of (i) a minimum number of impressions,
(ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by the Company from customers directed to the Company's Web site as a direct result of the advertisement. The Company recognizes expense with respect to such advertising ratably over the period in which the advertisement is displayed. In addition, some agreements require additional payments as additional impressions are delivered. Such payments are expensed when the impressions are delivered. The Company has renegotiated, completed and/or discontinued most of its on-line media expenditures.

     In one case, the Company entered into an agreement with no specified term of years. In this case, the Company amortizes as expense the lesser of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments.

     For the years ended July 31, 2001, 2000 and 1999 advertising expense totaled approximately $55,149,000, $28,525,000, and $6,590,000 respectively.

     In addition, the Company incurred approximately $45.9 million in fiscal 2001 and $28 million in fiscal 2000 of costs to terminate advertising arrangements. In fiscal 2001, $31.4 million of these costs are included in selling and marketing and $14.5 million are included in restructuring and other charges in the accompanying statement of operations. In fiscal 2000, these costs were included in selling and marketing.

      Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

      Stock Based Compensation

     The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued to employees of IDT are accounted for in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation. Compensation expense for stock options issued to employees of IDT is measured based on the fair value of the stock options on the grant date estimated using the Black-Scholes option pricing model.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We plan to early adopt SFAS No. 142 effective August 1, 2001 and do not expect the adoption to have a material impact on our results of operations and financial condition.

3.   Financial Instruments

     Effective August 1, 1999 the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. For the years ended July 31, 2001 and 2000, the Company recorded a gain of approximately $5.2 million and $500,000, respectively, related to its derivative instruments.

     The carrying value of the Company's financial instruments approximates fair value, except for differences with respect to $8.6 million at July 31, 2001 and $19.8 million at July 31, 2000 of certain equity investments included in investments, which are reflected at their carrying value because quoted market prices do not exist. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.


4.   ADIR Technologies, Inc.

     In the first quarter of Fiscal 2001, ADIR Technologies, Inc., ("ADIR") a subsidiary of Net2Phone, designated 135,000 shares of its preferred stock as Series A and sold 13,277 of such shares to Cisco Systems, Softbank and IDT in a private placement transaction for aggregate gross proceeds of approximately $23,234,750. In addition, ADIR sold 18,525 shares of its common stock in Fiscal 2001 to employees of Net2Phone and ADIR in exchange for promissory notes of approximately $3.2 million.

     In the fourth quarter of Fiscal 2001, ADIR raised an additional $25 million in exchange for 9,905 shares of its Series B preferred stock from its previous investors, Cisco Systems and Softbank.

     On August 14, 2001, ADIR acquired all of the issued and outstanding capital stock of NetSpeak Corporation, a Florida corporation ("Netspeak"). Netspeak, founded in 1995, is also a leading Cisco Service ProviderSolutions Ecosystem partner, and has over 30 service provider customers using its suite of VOIP infrastructure and application software today. The total aggregate consideration paid for the acquisition was $48 million. The Company is in the pocess of obtaining a valuation to determine the allocation of the purchase price. ADIR raised an aggregate of $21 million from its existing shareholders specifically for the acquisition of Netspeak.

5.   Aplio Acquisition

     On July 7, 2000, the Company acquired all of the outstanding capital stock of Aplio, S.A ("Aplio") a company located in France with technology that enables Voice Over Internet Protocol ("VOIP") devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of the Company's redeemable common stock which were valued at $35.50 and are redeemable at $36.947 per share, promissory notes aggregating $6.5 million, $1.4 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, the Company was required to pay two contingent cash payments of $2,778,230 each on July 7, 2001 and July 7, 2002 and a third payment of $2,500,000 July 7, 2003. As collateral for the first two contingent payments, the company placed 150,329 shares of its common stock in escrow. Certain of the selling shareholders also were given the right to require the Company to repurchase their shares on various dates prior to January 31, 2002. As of July 31, 2001, $4.6 million remains outstanding on the promissory notes.

     The aggregate purchase price of $36.2 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.9 million which was allocated as follows: approximately $17.7 million to goodwill, $13.9 million to technology, $2.3 million to trademark, $4.5 million to patents and $500,000 to workforce.

     This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from July 7, 2000, the date of acquisition.

         As of June 7, 2001, the Company entered into a Settlement Agreement with certain former Aplio shareholders pursuant to which the Company redeemed 116,549 shares for a total of $4,306,136, of which $1 million was paid before July 31, 2001, and the balance was paid in August 2001. On April 30, 2003, the Company has the option of redeeming the remaining 294,046 shares of the Company's stock owned by these same shareholders for $10,864,000 or simply paying the excess, if any, of $36.947 per share over the market value of the shares at that time. In exchange, these shareholders waived their rights to receive $2 million held back by the Company at the closing to secure certain indemnification obligations.

     As of July 31, 2001, the Company entered into Settlement Agreements with three other former shareholders of Aplio pursuant to which the Company agreed to pay to such shareholders the aggregate sum of $6,563,380 in two installments on August 31, 2001 and January 8, 2002. In addition, the Company agreed to pay such shareholders on April 30, 2003 the aggregate sum of $8,349,253, reduced by the market value at that time of the 291,279 shares (including the 150,329 shares released to such shareholders from escrow) of the Company's stock owned by such shareholders. In exchange, these shareholders waived their rights to receive $1 million held back by the Company at the closing to secure certain indemnification obligations.


     In the third quarter of Fiscal 2001, the Company decided to discontinue Aplio's operations. See Note 20.

6.   Intangible Assets


Intangible assets and related amortization periods consist of the following:

                                      July 31,         July 31,
                                        2001             2000      Period (mos.)
                                        ----             ----      ------------

        Goodwill..................    $2,163,447    $ 17,485,441        60
        Customer Lists............     3,000,000              --        60
        Technology................     1,000,000      13,900,000        35
        Trademark.................       983,991       7,300,000        36
        Patent   .................            --       4,500,000        35
        Workforce.................            --         500,000        34
                                      ----------    ------------
                                       7,147,438      43,685,441
        Accumulated amortization..      (602,579)     (1,562,396)
                                      ----------    ------------
        Intangible assets, net....    $6,544,859    $ 42,123,045
                                      ==========    ============

     The excess of the cost over the fair value of tangible net assets of purchased businesses is recorded as intangible assets and is amortized on a straight-line basis. Costs associated with obtaining the right to use trademarks owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark. The Company examines the carrying value of its intangible assets to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to cover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

     In connection with the decision to discontinue Aplio's operations in the third quarter of Fiscal 2001 (see Note 20), the Company wrote off unamortized goodwill, technology, trademark, patents and workforce of $15.6 million, $10.1 million, $1.9 million, $3.6 million and $435,000, respectively.

         In connection with the adoption of SFAS No. 142, effective August 1, 2001 the Company will no longer amortize goodwill. However, the unamortized goodwill balance will be subject to annual impairment testing.


7.   Marketable Securities

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time of purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at July 31, 2001:

                                                                     Gross        Gross
                                                   Carrying       Unrealized    Unrealized           Fair
                                                    Amount           Gains        Losses             Value
                                                    ------           -----        ------             -----
      Short term:
      Held-to-maturity securities
      U.S. Government Agency Obligations ......  $ 23,000,000  $          --  $           --      $23,000,000
      Corporate notes   .......................    17,974,587        135,013              --       18,109,600
                                                 ------------  -------------  ---------------     -----------
                                                 $ 40,974,587        135,013                      $41,109,600
                                                 ------------  -------------  ---------------     -----------

      Available-for-sale securities
      Yahoo! common stock   ...................    14,209,684
      Speechworks common stock  ...............     3,643,657
                                                 ------------
                                                   17,853,341
                                                 ------------
                                                 $ 58,827,928
                                                 ============

The following is a summary of the marketable securities at July 31, 2000:

                                                      Gross         Gross
                                      Carrying      Unrealized    Unrealized
                                       Amount         Gains         Losses      Fair Value
                                    ------------    ----------    ----------    -----------
Short-term:
Held-to-maturity securities
U.S. Government Agency
  Obligations.....................  $  9,500,000      $1,775       $(12,500)    $ 9,489,275
Commercial paper..................    49,642,518          17        (45,568)     49,596,967
                                    ------------      ------       --------     -----------
            Total Short-Term:         59,142,518       1,792        (58,068)     59,086,242
                                    ------------      ------       --------     -----------
Long-term:
Held-to-maturity securities
U.S. Government Agency
  Obligations.....................     5,000,000          --        (21,200)    $ 4,978,800
Commercial paper..................    17,942,877          --        (37,877)     17,905,000
                                    ------------      ------       --------     -----------
                                      22,942,877      $   --       $(59,077)    $22,883,800
                                                      ======       ========     ===========
Available-for-sale securities
WebEx common stock................     5,331,518
Yahoo! common stock...............   104,003,109
                                    ------------
                                     109,334,627
                                    ------------
            Total Long-Term:        $132,277,504
                                    ============

     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. During Fiscal 2001, the Company recorded a loss relating to an other than temporary decline in the market value of its Yahoo! shares. This loss of approximately $136 million has been recorded as other expense in the accompanying condensed consolidated statement of operations. At July 31, 2001, the carrying value of the Yahoo! shares approximates their market value, with no unrealized gains or losses recorded in other comprehensive income.

     In January 2000, the Company purchased 240,000 shares of Series A Preferred Stock at $3.00 per share in WebEx, a provider of online meetings on the Web. In March 2000, the Company purchased 14,640 shares of Series D Preferred Stock at $12.50 per share. WebEx completed its initial public offering in July 2000. During Fiscal 2001, all shares of Preferred Stock were sold for net proceeds of $3.3 million resulting in a gain of $2.4 million.

     In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks"). Speechworks completed its initial public offering in August 2000 and as of July 31, 2001 the market value of Speechworks shares was $3,643,657. The unrealized loss of $356,339 has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

8.   Property and Equipment

     Property and equipment consists of the following:

                                                      July 31
                                          ------------------------------
                                              2001             2000
                                          -----------        -----------

       Equipment......................    $ 90,983,234       $43,421,399
       Computer software..............      31,397,724        21,289,136
       Furniture and fixtures.........      10,929,592         4,211,906
                                          ------------       -----------
                                           133,310,550        68,922,441
       Accumulated depreciation and
         amortization.................     (24,912,274)       (9,055,287)
                                          ------------       -----------
       Property and equipment, net....    $108,398,276       $59,867,154
                                          ============       ===========

Depreciation and amortization of fixed assets for the years ended July 31, 2001, 2000 and 1999 was approximately $17.1 million, $5.5 million and $2.1 million, respectively.

9.   Investments

     In February 2000, the Company acquired 1,696,667 shares of WebDialogs Series D Convertible Preferred stock at $5.893 per share. WebDialogs is an e-commerce enabler that focuses on collaborative browsing applications. During the fourth quarter of fiscal 2001, the Company recorded a loss relating to an other-than-temporary decline in value of its investment, resulting in a charge to other expense of approximately $10 million.

      In April 2000, the Company acquired 38,352 shares of Webley Systems, Inc. Series B Preferred stock at $195.56 per share. Webley is a unified communications and messaging provider. During the fourth quarter of fiscal 2001, the Company recorded a loss relating to an other-than- temporary decline in value of its investment, resulting in a charge to other expense of approximately $7.6 million.

      In December 2000, the Company acquired 2,859,569 shares at $1.3988 and 1,573,096 shares at $1.907 of Alonet S.A. ("Alonet") common stock and converted loans of $4 million into common stock of Alonet. During the third quarter of fiscal 2001, Alonet ceased operations and the Company wrote-off the investment, resulting in a loss of $10.3 million.

      In April 2001, the Company made an initial capital contribution of $4,000,000 for 5% ownership in a newly formed entity, IDT Telecom, LLC. This investment is being accounted for using the cost method.

      Also during the fourth quarter of fiscal 2001, the Company recorded a loss relating to an other-than-temporary decline in value for several other of its cost method investments, resulting in a charge to other expense of approximately $4.3 million.

      The Company has invested in minority holdings of several other technology companies. Such investments are recorded at cost and amounted to approximately $4.6 million at July 31, 2001 and $2.1 million at July 31, 2000.


10.      Long-term Obligations

At July 31, 2001, long-term obligations are comprised of the following:

          Future payments to Aplio Shareholders (note 5)....................      $14,912,633
          Promissory notes payable to Aplio Shareholders (note 5)...........        4,576,215
          French government loan............................................          457,387
                                                                                  -----------
                                                                                   19,946,235
          Less:  Current portion............................................      (11,596,982)
                                                                                  -----------
                                                                                  $ 8,349,253
                                                                                  ===========

      The promissory notes were issued in connection with the Aplio acquisition (note 5) and bear interest at an annual rate of 6.53%. The Company is required to pay the remaining principal balance of the promissory note of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

      The Companies long-term obligation of $8,349,253 is due April 30, 3003.

11.   Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

                                                                                Year ended July 31
                                                               --------------------------------------------------
                                                                    2001             2000                 1999
                                                               ------------      -----------           ----------
  Numerator:
     Net loss                                                  $(365,975,771)   $(118,334,005)      $(24,705,192)
     Redeemable common stock accretion                              (531,999)              --                 --
     Redeemable preferred stock dividends                                 --               --        (29,219,362)
                                                               -------------    -------------       ------------
  Numerator for basic and diluted loss per common
    share-net loss available for common stockholders           $(366,507,770)   $(118,334,005)      $(53,924,554)
                                                               =============    =============       ============
  Denominator:
     Denominator for basic and dilutive loss per
       common share-weighted average shares                       58,664,580       51,738,918         31,236,415
                                                               =============    =============       ============
  Basic and diluted loss per share                             $       (6.25)   $       (2.29)      $      (1.73)
                                                               =============    =============       ============

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                          Year ended July 31
                                           ---------------------------------------------------
                                               2001                2000              1999
                                           -----------          ----------        -----------

  Redeemable preferred stock..............          --                  --          9,420,000
  Stock options...........................  12,069,098           8,450,984          7,445,900

12.      Stock Repurchase Program


      In October 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of July 31, 2001, the Company had repurchased 4,361,600 shares under this program.


13.   Related Party Transactions

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

     In May 1999, the Company and IDT entered into two one-year services agreements whereby the Company agreed to pay IDT for certain administrative, customer support and other services that IDT provides to it at the cost of such services plus 20%. Also, in conjunction with such agreements, the Company has agreed to provide IDT with certain support services for the cost of such services plus 20% for a period of two years.

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

         In June 2000, the Company entered into lease agreement with IDT for office space. Pursuant to such agreement, the Company is required to make monthly rental payments of $255,000 through May 2010.

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

     For the years ended July 31, 2001, 2000 and 1999, the Company recognized revenue for services provided to IDT of approximately $21,900,000, $11,225,000, and $2,578,000, respectively.

     At July 31, 2001 and 2000, the due to IDT balance represents the net amounts owed to IDT as a result of the services provided by IDT to the Company principally for wholesale carrier telecommunication services. The average balance owed to IDT during the years ended July 31, 2001 and 2000, was approximately $9,642,201 and $11,309,000 respectively.


     The activity in the Due to IDT account was as follows:

                                                                                    Year ended July 31
                                                                      --------------------------------------------------------
                                                                           2001                  2000                1999
                                                                      ----------------      --------------      --------------

Opening Balance ...............................................           $  4,883,111        $ 17,735,395        $ 11,814,988
Expenses paid by IDT on behalf of the Company, net of
  cash received ...............................................              6,974,128          15,896,162          18,550,915
Net charges to the Company for services provided by
  IDT .........................................................             51,460,583          18,815,668           8,380,656
Revenue recognized by the Company for services
  provided to IDT .............................................            (21,900,438)        (11,224,814)         (2,578,000)
Revenue recognized by the Company for sales to IDT ............            (31,619,815)         (7,844,575)               --
Cash Received from IDT ........................................             29,144,240           5,874,000                --
Capital contribution to (from)IDT .............................              4,000,000                --            (4,629,838)
Repayments ....................................................            (28,540,519)        (34,368,725)        (13,803,326)
                                                                          ------------        ------------        ------------
Ending Balance ................................................           $ 14,401,290        $  4,883,111        $ 17,735,395
                                                                          ============        ============        ============



14.      Income Taxes

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

     Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                                  July 31
                                                                     --------------------------------
                                                                           2001               2000
                                                                     -------------      -------------
Deferred tax asset:
     Net operating loss carryforward ............................    $ 159,736,632      $  37,508,601
     Compensation charge from issuance of stock options .........        2,561,271            756,858
     Restructuring costs ........................................       12,318,797                 --
     Contribution carryover .....................................           88,559                 --
 Deferred tax liabilities:
     Depreciation ...............................................       (6,891,642)        (4,526,380)
     Other ......................................................         (304,060)                --
                                                                     -------------      -------------
     Net deferred tax asset .....................................      167,509,557         33,739,079
     Valuation allowance ........................................     (167,509,557)       (33,739,079)
                                                                     -------------      -------------
  Total deferred tax assets .....................................    $          --      $          --
                                                                     =============      =============

     The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $419.0 million expiring in years through 2020 and for state income tax purposes of approximately $427.0 million expiring in years through 2007. These net operating loss carryforwards may be limited to future taxable earnings of the Company.

                                                                                      Year ended July 31
                                                                     ---------------------------------------------------
                                                                          2001              2000               1999
                                                                     -------------        -----------      -------------
Tax at effective rate ..........................................     $(128,091,520)       (41,416,902)     $  (8,646,817)
Non-deductible expenses ........................................        15,127,050          3,787,484          4,597,338
Benefits used by IDT for which the Company received no
  compensation .................................................                --                 --          1,017,088
Losses for which no benefit is provided ........................       112,964,470         37,629,418          3,032,391
                                                                     -------------      -------------      -------------
Tax provision ..................................................     $          --      $          --      $          --
                                                                     =============      =============      =============


15.      Stockholders' Equity (Deficit)

Initial Public Offering

     On August 3, 1999, the Company completed an initial public offering (the "IPO") of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $83.8 million.


Second Public Offering

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

     In connection with the sale of Series A Stock, the Company granted warrants to purchase 272,400 shares of common stock at an exercise price of $3.33 per share from the date of issuance through May 13, 2004 to the Series A Stock investors and placement agent. The warrants contained a provision whereby they were automatically terminated upon an initial public offering of the Company's stock. In July 1999, 136,648 warrants were exercised. The remaining warrants expired unexercised upon the Company's IPO in August 1999. The fair value of the warrants on the date of issuance was $2.1 million. This was computed using the Black Scholes model with the following assumptions: the fair value of the common stock equal to $11.00 per share, the risk free interest rate of 4.79%, volatility factor of 84%, an expected life of 6 months, and a dividend yield of 0%.

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

In fiscal 2001 and 2000, the Company recorded compensation expense of $16.2 million and $48.1 million, respectively, from the issuance of stock options.

     Deferred compensation at July 31, 2001 resulting from the issuance of stock options of approximately $19.7 million is being charged to expense over the vesting period of the stock options as follows: fiscal 2002, $13.3 million; fiscal 2003, $3.2 million; fiscal 2004, $2 million; and fiscal 2005, $1.1 million.

     A summary of stock option activity under the Company's stock option plan is as follows:


                                                                             Weighted Average
                                                              Shares          Exercise Price
                                                           -----------       ----------------

Outstanding at July 31, 1998 ...................                   --               --
Granted ........................................            8,821,500           $    7.18
Exercised ......................................           (1,345,218)               3.33
Cancelled ......................................              (23,382)               3.33
Forfeited ......................................               (7,000)               3.33
                                                           ----------
Outstanding at July 31, 1999 ...................            7,445,900           $    7.90

Granted ........................................            2,371,689           $   35.73
Exercised ......................................           (1,177,429)               7.55
Cancelled ......................................             (182,351)              26.83
Forfeited ......................................               (6,825)              14.49
                                                           ----------
Outstanding at July 31, 2000 ...................            8,450,984           $   15.77

Granted ........................................            6,159,000           $   16.19
Exercised ......................................           (1,814,815)               3.96
Cancelled ......................................             (638,434)              23.40
Forfeited ......................................              (87,637)              26.06
                                                           ----------
Outstanding at July 31, 2001 ...................           12,069,098           $   17.25
                                                           ==========           =========

     The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2001:


                                                Stock Options Outstanding                           Stock Options Exercisable
                                 -----------------------------------------------------------    ---------------------------------
                                                           Weighted
                                                           Remaining             Weighted                            Weighted
                                                        Contractual Life          Average        Number of           Average
    Range of Exercise Prices       Number of Options      (in years)          Exercise Price      Options         Exercise Price
---------------------------------------------------------------------------------------------------------------------------------

           $3.33                         1,782,585            7.80            $  3.33              1,476,885          $3.33
       $6.12 - $8.12                     2,347,200            9.50            $  6.98                191,583          $6.87
       $9.87 - $11.00                      490,000            3.60            $ 10.72                358,000         $10.94
      $15.00 - $21.56                    2,826,105            8.40            $ 15.61              1,673,992         $15.09
      $24.50 - $35.00                    3,937,583            9.20            $ 26.59                602,903         $29.95
      $42.25 - $55.56                      685,625            8.30            $ 46.41                362,717         $47.41
                                 -----------------                                           ---------------
                                        12,069,098                                                 4,666,080
                                 =================                                           ===============

     The weighted average fair value of options granted was $13.63 and $27.01 for the years ended July 31, 2001 and 2000. Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

  Assumptions                                                                       July 31, 2001       July 31, 2000
  -----------                                                                       -------------       -------------

  Average risk-free interest rate...............................................        5.71%              5.60%
  Dividend yield................................................................        ----               ----
  Volatility factor of the expected market price of the Company's common stock..         120%                89%
  Average life..................................................................       5 years            5 years

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


The Company's pro forma information is as follows:

                                                                                       For the year ended July 31,
                                                                           -------------------------------------------------
                                                                              2001                2000               1999
                                                                              ----                ----               ----
Pro forma net loss available to common stockholders                        $430,493,643       $ 146,364,946     $ 66,050,383
Pro forma net loss per common share                                        $       7.34       $        2.83     $       2.11

Increase in Authorized Shares

     The Company designated 15,000,000 shares of its capital stock as Class A stock. The holders of Class A stock are identical to those of common stock except for voting and conversion rights and restrictions on transferability. The Class A stock is entitled to two votes per share.

         On July 6, 2000 the Company's shareholders gave approval to issue 4,000,000 newly-authorized shares of Class A common stock to AT&T for an aggregate purchase price of $300,000,000. This transaction was consummated in August 2000.


16.  401(K) Plan

         In October 1999, the Company established a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the Plan after completing three months of service. Eligible employees may contribute up to 15% of their annual compensation, subject to IRS limitations. The Company matches a discretionary amount of the employees' contributions. The Company contributed approximately $990,000 and $200,000 for the years ended July 31, 2001 and 2000, respectively and bore the administrative cost of the Plan.

17.   Commitments

         Leases

Future minimum rental payments at July 31, 2001 under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:


            Fiscal 2002                      $ 6,535,378
            Fiscal 2003                        6,106,485
            Fiscal 2004                        6,067,092
            Fiscal 2005                        6,032,635
            Fiscal 2006                        5,715,517
            Thereafter                        19,131,794
                                             -----------
                     Total                   $49,588,901
                                             ===========

Rent expense for the year ended July 31, 2001, July 31, 2000 and July 31, 1999 was $5.3 million, $1.4 million, and $409,000, respectively.

         Letters of Credit

As of July 31, 2001, the Company has letters of credit outstanding totaling $22.2 million, of which $21.7 million expires during fiscal 2002 and the remainder expire in 2005 and 2009.

18.      Customer and Geographical Area


         Revenues from customers outside the United States represented approximately 24%, 34% and 62% of total revenues during the years ended July 31, 2001, 2000 and 1999, respectively. No single geographic area accounted for more than 10% of total revenue during the years ended July 31, 2001, 2000 and 1999. No customer accounted for more than 10% of revenue during the years ended July 31, 2001, 2000 and 1999.

19.      Legal Proceedings

Multi-Tech


         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing Multi-Tech's software or providing Multi-Tech's software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.


Aplio, S.A.


         In connection with the acquisition of Aplio, S.A in July 2000, disputes arose with certain selling shareholders with respect to out obligations under the Stock Purchase Agreement dated as of June 16, 2000. We have now settled all disputes by entering into agreements with various selling shareholders providing for certain cash payments to be made on or before January 8, 2002 in the aggregate amount of approximately $11 million and the deferral of payment obligations totaling approximately $19.,25 million until April 30, 2003. As part of the arrangement, the selling shareholders waived their rights to receive $3 million in purchase price held back by us at closing to secure certain indemnification obligations.

Class-Actions


         Four substantially similiar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Our underwriting agreement with our underwriters provide for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

20.      Restructuring Costs and Other Charges

         In the third quarter of Fiscal 2001, the Company decided to restructure the operations of its Aplio subsidiary. In connection with this decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable, resulting in a charge of approximately $33.6 million. In addition, the Company accrued approximately $5.5 million for payments relating to the Aplio Settlement Agreements (see Note 5). The Company recorded an additional charge of approximately $1.8 million in the fourth quarter of Fiscal 2001 related to Aplio employee terminations.

         In addition, the Company wrote off certain advertising agreements of approximately $14.6 million as well as intangible and fixed assets of approximately $14.6 million, which were required based on the Company's review of its business plan, as no future benefits are expected from these assets and commitments.

21.      Subsequent events

         On October 23, 2001 IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (but representing 64% of the voting power) of the Company. The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T Corporation ("AT&T"), resulting in significant economic stakes in the Company for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed Limited Liability Company (LLC). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters.

                                 Net2Phone, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                For the Years Ended July 31, 2001, 2000 and 1999
                             (Dollars in Thousands)


                                    Balance at       Charged to        Deductions       Balance at End
                                    Beginning        Expenses          Note (a)         of Period
                                    of Period
-------------------------------------------------------------------------------------------------------
Allowance For Uncollectible
Accounts Receivable:

Year 2001                               $0               $3,577            $(1,677)         $1,900

Year 2000                               $0               $0                $0               $0

Year 1999                               $0               $0                $0               $0

(a) Amounts written off as uncollectible.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Dated:   October 29, 2001

                                          Net2Phone, Inc.


                                          By /s/ Howard S. Jonas
                                             ----------------------------------
                                             Howard S. Jonas
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29 day of October, 2001.


/s/ Clifford M. Sobel                Chairman of the Board
----------------------------------
Clifford M. Sobel

/s/ Howard S. Jonas
----------------------------------  Chief Executive Officer and Director
Howard S. Jonas                        (Principal Executive Officer

/s/ Ilan M. Slasky                  Chief Financial Officer (Chief Accounting
----------------------------------  Officer)
Ilan M. Slasky

/s/ James R. Mellor                 Director
----------------------------------
James R. Mellor

/s/ James A. Courter
----------------------------------  Director
James A. Courter

/s/ Stephen M. Greenberg            President and Director
----------------------------------
Stephen M. Greenberg

/s/ Michael Fischberger             Director
----------------------------------
Michael Fischberger

/s/ Gary E. Rieschel                Director
----------------------------------
Gary E. Rieschel

/s/ Anthony G. Werner               Director
----------------------------------
Anthony G. Werner

/s/ Daniel H. Schulman              Director
----------------------------------
Daniel H. Schulman

/s/ Harry C. McPherson, Jr.         Director
----------------------------------
Harry C. McPherson, Jr.

/s/ Joyce J. Mason                  Director
----------------------------------
Joyce Mason

/s/ Stephen R. Brown                Director
----------------------------------
Stephen R. Brown

/s/ Jesse P. King                   Director
----------------------------------
Jesse P. King

                                INDEX TO EXHIBITS



         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.


Exhibit
 No.        Description
-------     -----------
3.1         Amended and Restated Certificate of Incorporation (Incorporated by
            reference from our registration statement on Form S-1 (Registration
            No. 333-59751)).
3.2         Amended and Restated Bylaws (Incorporated by reference from our
            Current Report on Form 8-K filed on August 21, 2000).
3.3         Certificate of Amendment to the Restated Certificate of
            Incorporation of the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
3.4         Certificate of Amendment to the Restated Certificate of
            Incorporation of the Registrant(Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
3.5         Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31,2000) .
4.1         Specimen Common Stock Certificate of the Registrant (Incorporated by
            reference from our registration statement on Form S-1 (Registration
            No. 333-59751)).
10.3        Bundling and Distribution Services Agreement, dated as of January
            31, 1999, by and between NetScape Communications Corporation and the Registrant (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000).
10.4        General License Terms & Conditions, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant.
10.5        Trademark License Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant
            Assignment.
10.6        Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.7        Joint Marketing Agreement, dated as of May 7, 1999, by and between
            IDT and the Registrant.
10.8        IDT Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.9        Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.10       Assignment Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.11       Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between IDT and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No.
            333-59751)).

Exhibit
  No.       Description
--------    -----------
10.12       Separation Agreement, dated as of May 7, 1999, by and between IDT and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.13       The Registrant's Amended and Restated 1999 Stock Option and
            Incentive Plan (Incorporated by reference from our Proxy Statement dated June 6, 2000).
10.14       Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant
            (Incorporated by reference from our registration statement on Form
            S-1 (Registration No. 333-59751)).
10.15       Series A Preferred Shareholder Registration Rights Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.16       Form of Warrant to Purchase Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No.
            333-59751)).
10.17       Promissory Note of Registrant to IDT, dated as of May 12,
            1999(Incorporated by reference from our registration statement on
            Form S-1 (Registration No. 333-59751)) .
10.18       Form of Loan Agreement between the Registrant and each of its executive officers(Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)) .
10.19       Form of Stock Option Agreement for Executive Officers (Incorporated
            by reference from our registration statement on Form S-1
            (Registration No. 333-59751)).
10.20#      IP Telephony Services Distribution and Interactive Marketing
            Agreement, dated as of July 15, 1999, by and between ICQ, Inc. and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.21#      Stock Subscription Warrant, dated July 15, 1999, by and between
            America Online, Inc. and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No.
            333-59751)).
10.22       Stock Purchase Agreement, dated as of June 16, 2000, by and between
            Registrant and the shareholders of Aplio named therein (Incorporated by reference from our Current Report on Form 8-K filed on July 24,
            2000)
10.23       Subscription Agreement, dated as of August 11, 2000, by and between
            AT&T Corp. and the Registrant (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000)
10.24       Registration Rights Agreement, dated as of August 11, 2000, by and
            AT&T Corp. and the Registrant (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000)
10.25       Employment Agreement executed by the Registrant and Clifford M.
            Sobel (Incorporated by reference from our Annual Report on Form
            10-K/A for the fiscal year ended July 31, 2000).
10.26       Employment Agreement executed by the Registrant and Stephen M.
            Greenberg (Incorporated by reference from our Annual Report on Form
            10-K/A for the fiscal year ended July 31, 2000).
10.27       Employment Agreement executed by the Registrant and Howard S. Balter
            (Incorporated by reference from our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2000).

Exhibit
  No.       Description
--------    -----------

10.28       Employment Agreement executed by the Registrant and Ilan Slasky
            (Incorporated by reference from our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2000).
10.29       Lease for premises located at 520 Broad Street, Newark, New Jersey
            (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.30       Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31,
            2000)
10.31       Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and Netspeak
            (Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001)
11.1        Statement of Computation of Per Share Earning: See Note 5 to
            Financial Statements on page F-12 of this report.
21.1*       Subsidiaries
23.1*       Consent of Ernst & Young LLP.

-------------------
* Filed herewith
# Confidential treatment granted as to parts of this document.