Form 10-Q
period 2001-10-31
NET2PHONE INC
filed 2001-12-17
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001


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

                           ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     As of December 12, 2001, the registrant had outstanding 32,005,038 shares of common stock, $.01 par value and 30,058,000 shares of Class A stock, $.01 par value

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of October 31, 2001 and July 31, 2001.....................     3

     Condensed Consolidated Statements of Operations for the three months ended
            October 31, 2001 and 2000...................................................................     4

     Condensed Consolidated Statement of Stockholders' Equity for the three months ended
            October 31, 2001............................................................................     5

     Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2001
        and 2000........................................................................................     6

     Notes to Condensed Consolidated Financial Statements...............................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................................     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     13

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     14

Item 2.   Changes in Securities and Use of Proceeds.....................................................     14

Item 3.   Defaults Upon Senior Securities...............................................................     14

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     14

Item 5.   Other Information.............................................................................     15

Item 6.   Exhibits and Reports on Form 8-K..............................................................     15

Signatures..............................................................................................     16

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               October 31,       July 31,
                                                                                                  2001             2001
                                                                                                  ----             ----
                                                                                               (unaudited)       (note 1)
ASSETS:
Current assets:
     Cash and cash equivalents...........................................................     $ 136,325,372    $ 195,140,568
     Marketable securities - current.....................................................        18,168,247       58,827,928
     Trade accounts receivable, net......................................................        13,349,352       12,385,119
     Prepaid contract deposits...........................................................         7,431,105        7,446,450
     Inventory...........................................................................         4,840,451        4,160,877
     Prepaid expenses....................................................................         4,767,755        4,178,798
     Notes receivable....................................................................         4,162,741        4,112,759
     Other current assets................................................................         1,343,984        1,319,524
                                                                                              -------------    -------------
          Total current assets...........................................................       190,389,007      287,572,023
     Property and equipment, net.........................................................       118,676,973      108,398,276
     Investments.........................................................................         8,837,774        8,591,164
     Marketable securities - long term...................................................        20,000,000               --
     Intangible assets, net..............................................................        17,456,761        6,544,859
     Other assets........................................................................         1,145,740          296,762
                                                                                              -------------    -------------
          Total assets...................................................................     $ 356,506,255    $ 411,403,084
                                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable....................................................................       $ 7,712,205     $ 15,689,484
     Accrued expenses....................................................................        26,501,859       20,268,212
     Deferred revenue....................................................................         5,731,418        7,516,066
     Capital lease obligation - short term...............................................         2,570,809               --
     Current portion of long-term obligations............................................         7,384,738       11,596,982
     Due to IDT..........................................................................           797,081       14,401,290
                                                                                              -------------    -------------
          Total current liabilities......................................................        50,698,110       69,472,034
     Accrued expenses....................................................................           366,667          366,667
     Capital lease obligation - long term................................................         4,542,050               --
     Long-term obligations...............................................................         8,349,253        8,349,253
                                                                                              -------------    -------------
          Total liabilities..............................................................        63,956,080       78,187,954

Minority interests.......................................................................        52,090,904       45,482,342

Redeemable common stock, $.01 par value; 294,046 and 410,595 shares outstanding..........        10,731,120       13,904,256
Commitments and contingencies
Stockholders' equity :
     Common stock, $.01 par value; 200,000,000 shares authorized including redeemable               291,477          291,465
             shares; 29,147,719 and 29,146,499 shares issued and outstanding.............
     Class A stock, $.01 par value, 37,924,250 shares authorized;                                   323,155          323,155
            32,315,500 and 32,315,500 shares issued and outstanding......................
     Additional paid-in capital..........................................................       883,350,576      883,140,001
     Accumulated deficit.................................................................      (556,120,143)    (514,765,057)
     Accumulated other comprehensive gain (loss) ........................................        (6,584,854)         149,685
     Deferred compensation - stock options...............................................       (29,996,902)     (34,885,132)
     Loans to stockholders...............................................................        (4,112,398)      (3,512,998)
     Treasury stock, at cost.............................................................       (57,422,760)     (56,912,587)
                                                                                              -------------    -------------
           Total stockholders' equity ...................................................       229,728,151      273,828,532
                                                                                              -------------    -------------
           Total liabilities and stockholders' equity ...................................     $ 356,506,255     $411,403,084
                                                                                              =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                    Three months ended
                                                                                        October 31,
                                                                                    2001           2000
                                                                                    ----           ----
Revenue:
Service revenue .............................................................   $ 41,346,925    $ 26,940,727
Product revenue .............................................................      1,543,800       3,868,343
                                                                                ------------    ------------
        Total revenue .......................................................     42,890,725      30,809,070
Costs and expenses:
Direct cost of revenue:
   Service cost of revenue ..................................................     22,856,409      16,919,644
   Product cost of revenue ..................................................      1,222,327       1,791,623
                                                                                ------------    ------------
        Total direct cost of revenue ........................................     24,078,736      18,711,267
Selling and marketing .......................................................     12,006,364      12,453,267
General and administrative ..................................................     26,098,142      17,516,403
Depreciation and amortization ...............................................      6,738,667       5,653,628
Restructuring and other charges .............................................      5,910,679              --
Acquired in-process research and development ................................     13,850,000              --
Compensation charge from the issuance of stock options ......................      4,888,230       4,769,904
                                                                                ------------    ------------
        Total costs and expenses ............................................     93,570,818      59,104,469
Loss from operations ........................................................    (50,680,093)    (28,295,399)
Interest income, net ........................................................      1,934,799       5,991,516
Other income ................................................................             --      16,938,120
                                                                                ------------    ------------

Loss before minority interests ..............................................    (48,745,294)     (5,365,763)
Minority interests ..........................................................     (7,390,208)       (193,284)
                                                                                ------------    ------------

Net loss ....................................................................    (41,355,086)     (5,172,479)

Redeemable common stock accretion ...........................................       (133,000)             --

Net loss available to common shareholders ...................................   $(41,488,086)   $ (5,172,479)
                                                                                ============    ============

Net loss per common share - basic and diluted ...............................   ($       .72)   ($       .09)
                                                                                ============    ============

Weighted average number of common shares used in the calculation of basic and
diluted net loss per common share ...........................................     57,673,558      59,890,221
                                                                                ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Net2Phone, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                       Three months ended October 31, 2001

                                                            Common Stock              Class A Stock
                                                       -------------------------------------------------
                                                         Shares       Amount      Shares        Amount
                                                       ----------   ----------   ----------   ----------
Balance at July 31, 2001 ...........................   29,146,499   $  291,465   32,315,500   $  323,155
Net loss for the three months ended October 31, 2001           --           --           --           --
Foreign currency translation .......................           --           --           --           --
Unrealized equity securities loss, net .............           --           --           --           --
Comprehensive loss
Repurchase of Common Stock .........................           --           --           --           --
Exercise of stock options ..........................        1,220           12           --           --
Repricing of Options
Accretion of redeemable common stock ...............           --           --           --           --
Amortization of deferred compensation ..............           --           --           --           --
                                                       ----------   ----------   ----------   ----------
Balance at October 31, 2001 ........................   29,147,719   $  291,477   32,315,500   $  323,155
                                                       ==========   ==========   ==========   ==========


                                                                                          Accumulated
                                                        Additional                           Other
                                                          Paid-In        Accumulated     Comprehensive      Deferred
                                                          Capital          Deficit       Income (Loss)    Compensation
                                                       -------------    -------------    -------------    -------------
Balance at July 31, 2001 ...........................   $ 883,140,001    $(514,765,057)   $     149,685    $ (34,885,132)
Net loss for the three months ended October 31, 2001              --      (41,355,086)              --               --
Foreign currency translation .......................              --               --          (63,099)              --
Unrealized equity securities loss, net .............              --               --       (6,671,440)              --
Comprehensive loss
Repurchase of Common Stock .........................              --               --               --               --
Exercise of stock options ..........................           4,087               --               --               --
Repricing of Options ...............................         339,488
Accretion of redeemable common stock ...............        (133,000)              --               --               --
Amortization of deferred compensation ..............              --               --               --        4,888,230
                                                       -------------    -------------    -------------    -------------
Balance at October 31, 2001 ........................   $ 883,350,576    $(556,120,143)   $  (6,584,854)   $ (29,996,902)
                                                       =============    =============    =============    =============


                                                                                Treasury Stock                Total
                                                         Loans to       ------------------------------    Stockholders'
                                                       Stockholders         Shares           Amount           Equity
                                                       -------------    -------------    -------------    -------------
Balance at July 31, 2001 ...........................   $  (3,512,998)       4,361,600    $ (56,912,587)   $ 273,828,532
Net loss for the three months ended October 31, 2001              --               --               --      (41,355,086)
Foreign currency translation .......................              --               --               --          (63,099)
Unrealized equity securities loss, net .............              --               --               --       (6,671,440)
                                                                                                          -------------
Comprehensive loss .................................     (48,089,625)
Repurchase of Common Stock .........................              --          120,000         (510,173)        (510,173)
Exercise of stock options ..........................        (599,400)              --               --         (595,301)
Repricing of Options ...............................         339,488
Accretion of redeemable common stock ...............              --               --               --         (133,000)
Amortization of deferred compensation ..............              --               --               --        4,888,230
                                                       -------------    -------------    -------------    -------------
Balance at October 31, 2001 ........................   $  (4,112,398)       4,481,600    $ (57,422,760)   $ 229,728,151
                                                       =============    =============    =============    =============




                             See accompanying notes.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       October 31,
                                                                                  2001              2000
                                                                              -------------    -------------
Operating activities:
     Net loss .............................................................   ($ 41,355,086)   ($  5,172,479)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................       6,738,667        5,653,628
     Amortization of discount on marketable securities ....................         (33,669)         (93,969)
     Amortization of deferred compensation ................................       4,888,230        4,769,904
     Write-off of acquired in-process research and development ............      13,850,000               --
     Minority interests ...................................................      (7,390,208)        (193,823)
     Gain on derivative instrument ........................................              --      (16,938,120)
Changes in assets and liabilities:
        Accounts receivable ...............................................       1,259,827       (2,496,790)
        Prepaid contract deposits .........................................          15,346       (6,432,582)
        Inventory .........................................................        (679,574)      (2,899,738)
        Prepaid expenses ..................................................         486,244       (1,207,776)
        Other current assets ..............................................         (24,460)        (664,083)
        Other assets ......................................................        (898,420)         977,632
        Accounts payable ..................................................      (8,721,431)      (8,739,771)
        Accrued expenses ..................................................       6,114,879        4,398,143
        Deferred revenue ..................................................      (2,271,314)       2,034,234
        Net repayments to IDT Corporation .................................     (13,604,209)      (3,006,796)
                                                                              -------------    -------------
Net cash used in operating activities .....................................     (41,625,178)     (30,012,386)

Investing activities:
     Purchases of property and equipment ..................................      (9,677,182)      (9,805,668)
     Purchases of marketable securities ...................................     (20,000,000)     (78,192,167)
     Proceeds from the sale of marketable securities ......................      34,021,910        5,473,961
     Acquisitions, net of cash acquired ...................................     (27,583,473)        (151,124)
     Payments of long term obligations ....................................      (3,904,253)              --
     Issuance of notes receivable .........................................         (49,982)      (4,250,000)
     Investments ..........................................................        (246,610)      (3,171,969)
                                                                              -------------    -------------
Net cash used in investing activities .....................................     (27,439,590)     (90,096,967)

Financing activities:
        Proceeds from sale of common stock ................................              --      295,983,720
        Proceeds from the issuance of Series A preferred stock
              by ADIR Technologies, Inc. ..................................      13,998,770       23,062,523
        Proceeds from exercise of stock options ...........................           4,012        3,770,437
        Repurchase of common stock ........................................        (510,173)     (17,587,242)
        Purchases of redeemable common stock ..............................      (3,306,136)              --
                                                                              -------------    -------------
Net cash provided by financing activities .................................      10,186,473      305,229,438
                                                                              -------------    -------------
Effect of exchange rate on cash ...........................................          63,099           62,286
                                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents ......................     (58,815,196)     185,182,371
Cash and cash equivalents at beginning of period ..........................     195,140,568       57,874,228
                                                                              -------------    -------------
Cash and cash equivalents at end of period ................................   $ 136,325,372    $ 243,056,599
                                                                              =============    =============
Supplemental disclosure of cash flow information:
Cash payments made for interest ...........................................   $          --    $          --
                                                                              =============    =============
Cash payments made for income taxes .......................................   $          --    $          --
                                                                              =============    =============
Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets ..............................   $   4,234,059    $          --
                                                                              =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and subsidiaries (collectively "the Company" or "Net2Phone") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 2001.

     We have reclassified certain amounts from prior year's data to conform to the fiscal 2002 presentation.

2.       Accounting Changes

     Effective August 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS No. 142. Amortization expense for goodwill for the first quarter of fiscal 2001 was approximately $837,000.

3.   Earnings Per Share

     The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.


4.   Netspeak Acquisition

     On August 14, 2001, ADIR Technologies, Inc. ("ADIR"), a consolidated subsidiary of the Company, acquired all of the issued and outstanding capital stock of NetSpeak Corporation ("Netspeak"), a Florida corporation. Netspeak, founded in 1995, is a leading Cisco Service ProviderSolutions Ecosystem partner, and has over 30 service provider customers using its suite of Voice Over Internet Protocol infrastructure and application software today. Results of operations for Netspeak have been included in the accompanying financial statements since August 14, 2001. The total aggregate consideration paid for the acquisition was $48 million. ADIR acquired NetSpeak's outstanding shares at $3.10 per share for a total amount of approximately $44.9 million, in addition to the assumption of options on NetSpeak stock in the amount of approximately $3.0 million, net of option-related costs to be paid by NetSpeak. ADIR also incurred costs totaling approximately $173,500 in connection with the transaction.

     The purchase price allocation was as follows:

          Current assets ................................   $ 23,375,400
          Current liabilities............................    (3,567,200)
          Property, plant and equipment .................      2,294,500
          Other assets...................................        802,100
          Developed product technology...................      2,140,000
          In-process research and development............     13,850,000
          Goodwill.......................................      9,188,700
                                                            ------------
                                                            $ 48,083,500
                                                            ============

5.   Intangible Assets

      Intangible assets and related amortization periods consist of the following:

                                                             October 31, 2001                  July 31, 2001
                                                             ----------------                  -------------
                                           Period     Gross Carrying   Accumulated     Gross Carrying    Accumulated
                                           (mos.)         Amount       Amortization        Amount        Amortization
                                           ------     --------------   ------------    --------------    ------------
     Goodwill...........................     N/A       $ 11,451,269    $  (238,149)      $ 2,163,447       $(238,149)
     Developed product technology.......     36           2,140,000       (148,611)               --              --
     Customer Lists.....................     60           3,000,000       (350,000)        3,000,000        (200,000)
     Technology.........................     35           1,000,000       (172,415)        1,000,000         (86,208)
     Trademark..........................     36             908,098       (133,431)          983,991         (78,222)
                                                       ------------    -----------       -----------       ---------
                                                       $ 18,499,367    $(1,042,606)      $ 7,147,438       $(602,579)
                                                       ============    ===========       ===========       =========

      Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Goodwill and intangible assets with indefinite lives are not amortized but are instead tested for impairment at least annually.

      During the first quarter of fiscal 2002, the Company recorded goodwill of $9,188,700 and developed product technology of $2,140,000 related to the Netspeak acquisition in August 2001. The developed product technology will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets.

      Intangible assets amortization expense for the first quarter of fiscal 2002 was $440,027. Intangible assets amortization expense is estimated to be $1.4 million for the remainder of fiscal 2002, $1.8 million in fiscal 2003, $1.7 million in fiscal 2004, $802,000 in fiscal 2005, and approximately $503,000 in fiscal 2006.

6.   Marketable Securities

         Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at October 31, 2001:

                                                              Gross        Gross
                                                           Unrealized    Unrealized        Fair
                                                Cost          Gains        Losses          Value
                                             -----------   -----------   -----------    -----------
        Short term:
        Held-to-maturity securities
        Corporate notes ..................   $ 6,986,346   $    67,054            --    $ 7,053,400
                                             -----------   -----------   -----------    -----------

        Available-for-sale  securities
        Yahoo! common stock ..............    14,209,684            --    (5,435,486)     8,774,198
        Speechworks common stock .........     3,999,996            --    (1,592,293)     2,407,703
                                             -----------   -----------   -----------    -----------

        Long term:
        Held-to-maturity securities
        U.S. Government Agency Obligations   $20,000,000            --            --    $20,000,000
                                             ===========   ===========   ===========    ===========


         In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. During Fiscal 2001, the Company recorded a $136 million loss relating to an other than temporary decline in the market value of its Yahoo! shares, resulting in a new cost basis. As of October 31, 2001, the market value of Yahoo! shares was $8,774,198. The unrealized loss of $5,435,486 has been recorded as a component of other comprehensive income in the accompanying statement of stockholder's equity.

         In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks") for a total cost of approximately $4,000,000. Speechworks completed its initial public offering in August 2000 and as of October 31, 2001 the market value of Speechworks shares was $2,407,703. The unrealized loss of $1,592,293 has been recorded as a component of other comprehensive income in the accompanying statement of stockholders' equity.


7.   Long-term Obligations

      At October 31, 2001, long-term obligations are comprised of the following:

          Promissory notes payable to Aplio Shareholders.....      $ 4,576,215
          Future payments to Aplio Shareholders .............       10,412,633
          French government loan.............................          745,143
                                                                   -----------
                                                                    15,733,991
          Less:  Current portion.............................      (7,384,738)
                                                                   -----------
                                                                   $ 8,349,253
                                                                   ===========

      The promissory notes were issued in connection with the Aplio acquisition and bear interest at an annual rate of 6.53%. The Company is required to pay the remaining principal balance of the promissory notes of $4,576,215 plus all accrued and unpaid interest on January 31, 2002.

      The Company's long-term obligations of $8,349,253 are due April 30, 2003.


8.   Leasing Arrangements

         The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. The Company entered into several new capital lease agreements during the first quarter of the fiscal year 2002.

         Capital Lease amounts included in property and equipment are as follows at October 31, 2001:

                                                              October 31, 2001
                                                              ----------------
                Capital Leases.............................      $ 7,398,184
                Accumulated amortization ..................         (294,375)
                                                                 ------------
                Total:  ...................................      $ 7,103,809

         The aggregate minimum rental commitments under noncancelable leases for the periods shown at October 31, 2001, are as follows:


                                 Fiscal Years                   Capital Leases   Operating Leases
                                 ------------                   --------------   ----------------
                2002     .....................................    $ 2,490,210      $ 4,902,856
                2003     .....................................      2,408,160        4,979,207
                2004     .....................................      2,528,400        5,073,584
                2005     .....................................        234,230        5,063,240
                2006     .....................................             --        4,852,154
                Thereafter:     ..............................             --       16,287,544
                                                                  -----------      -----------

                Total minimum rental commitments: ............     $7,661,000      $41,158,585
                                                                                   ===========

                Less amounts due for interest: ...............      (548,141)
                                                                  -----------

                Present value of minimum lease payments: .....    $ 7,112,859
                                                                  ===========

9.     Stock Repurchase Program

      In October 2000, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of October 31, 2001, the Company had repurchased 4,481,600 shares under this program.

10.   Legal Proceedings

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing any of our software or software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Our underwriting agreement with our underwriters provide for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.


11.   Restructuring Costs and Other Charges

         In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter has agreed to waive various rights under his employment agreement, enter in a 2.5 year restrictive covenant and provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options will be repriced at the conclusion of the first three months of the consultancy period. As a result of this agreement, there was a charge of approximately $5.9 million for the quarter ended October 31, 2001 which has been included in restructuring and other charges. There will be future charges of approximately $9 million relating to this separation agreement which are tied directly to Mr. Balter's consulting agreement.

         In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. The $8 million of estimated costs associated with this restructuring will be reflected in the financial results of the second quarter of the current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's ability to expand its customer base, the Company's ability to develop additional and leverage its existing distribution channels for its products and solutions, dependence on strategic and channel partners including their ability to distribute the Company's products and meet or renew their financial commitments, the Company's ability to address international markets, the effectiveness of the Company's sales and marketing activities, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to the Company's products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, the Company's ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 39.2% from approximately $30.8 million for the three months ended October 31, 2000 to approximately $42.9 million for the three months ended October 31, 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services.

         Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue increased by 28.7%, from approximately $18.7 million for the three months ended October 31, 2000 to approximately $24.1 million for the three months ended October 31, 2001. As a percentage of total revenue, these costs decreased from approximately 60.7% for the three months ended October 31, 2000 to approximately 56.1% for the three months ended October 31, 2001. Given the dynamic nature of our business and the telecommunications industry, we expect that our direct costs as a percentage of revenue will experience some degree of volatility and also as a result of the composition of our revenue sources, our direct costs will likely increase.

         Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses decreased approximately 3.6% from approximately $12.5 million for the three months ended October 31, 2000 to approximately $12.0 million for the three months ended October 31, 2001. We anticipate a further decrease of selling and marketing expenses as a percentage of revenue due to the restructuring of our operations which was announced in November 2001. The restructuring includes the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees.

         General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other costs. General and administrative expenses increased approximately 49.0% from approximately $17.5 million for the three months ended October 31, 2000 to approximately $26.1 million for the three months ended October 31, 2001. As a percentage of total revenue these costs increased from approximately 56.9% for the three months ended October 31, 2000 to approximately 60.8% for the three months ended October 31, 2001. This increase was primarily attributable to the costs associated with adding organizational infrastructure, an increase in personnel as the Company continues to build its operations, product development, customer service, marketing and business development functions and reflects the impact of acquisitions. We anticipate general and administrative expenses to decrease due to the restructuring of our operations which was announced in November 2001. The restructuring includes the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees.

         Depreciation and Amortization. Depreciation and amortization increased approximately 19.2% from approximately $5.7 million for the three months ended October 31, 2000 to approximately $6.7 million for the three months ended October 31, 2001. As a percentage of total revenues, these costs decreased from approximately 18.4% for the three months ended October 31, 2000 to approximately 15.7% for the three months ended October 31, 2001. Depreciation will continue to increase as we increase capital expenditures for the deployment of network equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and customer lists.

         Restructuring costs and other charges. In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter has agreed to waive various rights under his employment agreement and provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options will be repriced at the conclusion of the first three months of the consultancy period. As a result of this agreement, there was a charge of approximately $5.9 million for the quarter ended October 31, 2001 which has been included in restructuring and other charges. There will be future charges of approximately $9 million relating to this separation agreement which are tied directly to Mr. Balter's consulting agreement.

         Acquired in-process research and development. For the three months ended October 31, 2001, other expense consists of in-process research and development related to the Netspeak acquisition. Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during Fiscal 2002 as part of the allocation of the purchase price related to the acquisition of Netspeak.

         The IPR&D relates primarily to advanced telephony software products for Internet protocol ("IP") networks. The Route Server Infrastructure Product provides real-time IP address resolution ensuring high performance, scalability and reliability. The Route Server virtual private network ("VPN") product integrated with the infrastructure product creates a solution that enables service providers to address the long distance service market. The Residential Cable Solution product provides routing and call management for end-user cable subscribers.

         The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure - $10.3 million; Route Server VPN - $2.9 million, Residential Cable Solution - $0.7 million. Both the Route Server Infrastructure and Route Server VPN products are approximately 75% complete with benefits from the IPR&D expected to begin during the fourth quarter of Fiscal 2002 at an estimated expected cost to complete of $900,000. The Residential Cable Solution product is approximately 50% complete with benefits from the IPR&D expected to begin during the first quarter of Fiscal 2003 at an estimated cost to complete of $1.3 million. The Company has substantial experience in research and development projects, which enables it to establish realistic time frames for the completion of such projects; therefore, the Company believes there is limited risk that the projects described above will not be concluded within reasonable proximity to the expected completion dates.

         Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 2.5% from $4.8 million for the three months ended October 31, 2000 to approximately $4.9 million for the three months ended October 31, 2001. As a percentage of total revenue, these costs decreased from approximately 15.5% for the three months ended October 31, 2000 to approximately 11.4% for the three months ended October 31, 2001. We expect to continue to expense non-cash compensation over the vesting period related to some of the options issued.

         Loss from Operations. Loss from operations was approximately $28.3 million for the three months ended October 31, 2000 as compared to loss from operations of approximately $50.7 million for the three months ended October 31, 2001. Excluding the non-cash compensation charge, acquired in-process research and development and the restructuring and other charges described above, our loss from operations for the three months ended October, 2001 would have been $26.0 million.

         Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased approximately 67.7% from $6.0 million for the three months ended October 31, 2000 to approximately $1.9 million for the three months ended October 31, 2001. As interest rates have fallen, we expect reduced interest income from interest bearing accounts.


Liquidity and Capital Resources

         As of October 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $174.5 and working capital of approximately $139.7 million. The Company generated negative cash flow from operating activities of approximately $41.6 million during the three months ended October 31, 2001, compared with negative cash flow from operating activities of $30.0 million during the three months ended October 31, 2000. The decrease in cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements and a higher operating loss. During the three months ended October 31, 2001, the Company paid approximately $20 million to IDT as payment for carrier services.

         Net cash used in investing activities decreased from $90.1 million during the three months ended October 31, 2000, to $27.4 million for the three months ended October 31, 2001. The Company's capital expenditures decreased from approximately $9.8 million during the three months ended October 31, 2000 to $9.7 million for the three months ended October 31, 2001, as the Company expanded its domestic and international network infrastucture. The net cash from the proceeds from the sale of marketable securities increased from approximately $5.5 million during the three months ended October 31, 2000 to approximately $34.0 million for the three months ended October 31, 2001. In addition, the net cash from the purchase of marketable securities decreased from approximately $78.2 million during the three months ended October 31, 2000 to $20 million for the three months ended October 31, 2001. Net cash used for the acquisition of Netspeak was approximately $27.6 million for the three months ended October 31, 2001.

         Net cash provided by financing activities decreased from $305.2 million during the three months ended October 31, 2000, to approximately $10.2 million for the three months ended October 31, 2001. The Company received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000. During the three months ended October 31, 2001, the Company received approximately $14.0 million in a private placement of shares of preferred stock for Adir Technologies, Inc., a subsidiary of Net2Phone.

         The Company believes that, based upon its present business plan, the Company's existing cash resources will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for at least the next twelve months. If its growth exceeds current expectations or if the Company acquires the business or assets of another company, or if its operating cash flow deficit exceeds its expectations to the point that it cannot meet its working capital and capital expenditure requirements, it will need to raise additional capital from equity or debt sources. There can be no assurance that it will be able to raise such capital on favorable terms or at all. If it is unable to obtain such additional capital, it may be required to reduce the scope of its anticipated expansion, which could have a material effect on its business, financial condition, or results of operations.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing any of our software or software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Our underwriting agreement with our underwriters provide for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.


Item 2.   Changes in Securities and Use of Proceeds

         On August 11, 2000 AT&T purchased four million newly-issued Class A shares of the Company at a price of $75 per share. In addition, AT&T purchased
14.9 million Class A shares from IDT for $75 per share, giving AT&T approximately a 39 percent voting stake and approximately a 32 percent economic stake in the Company. Proceeds to Net2Phone, after deducting related expenses, were approximately $296 million. The net proceeds were used for developing and maintaining strategic relationships, advertising and promotion, upgrading and expanding its network, international expansion, research and development, potential acquisitions and general corporate purposes. The Company has expanded its network to reach more points of presence, both domestically and internationally and is in the process of upgrading its fiber capacity.


Item 3.   Defaults Upon Senior Securities

     Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.   Other Information

     Not Applicable



Item 6.   Exhibits and Reports on Form 8-K



a)       Exhibits.

Exhibit No.       Description
-----------       -----------

   2.1*           Agreement and Plan of Merger, dated as of June 11, 2001, by and among NetSpeak Corporation, Adir Technologies, Inc. and A
                  Tech Merger Sub, Inc.
   10.1***        Separation Agreement dated as of November 26, 2001 by and
                  among Howard Balter, Net2Phone, Inc., IDT, Inc. and Adir
                  Technologies, Inc.
   99.1*          Press release dated June 12, 2001
   99.2**         Press release dated August 15, 2001


----------------------

* Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001.
** Incorporated by reference from our Current Report on form 8-K/A filed on August 27, 2001.
*** Filed herewith.


b)       Reports on Form 8-K.

1. On August 16, 2001 we filed a Current Report on Form 8-K/A reporting under Item 2 and Item 7 certain matters related to our acquisition of Aplio S.A.

2. On August 27, 2001 we filed a Current Report on Form 8-K reporting under Item 2 the merger of a wholly-owned subsidiary of Adir Technologies, Inc. with and into Netspeak Corporation.

3. On November 2, 2001 we filed a Current Report on Form 8-K reporting under Item 1, the acquisition of 50% of our outstanding capital stock by NTOP Holdings, L.LC. and under Item 5, certain changes in our management and in the size and members of our board of directors.

4. On November 15, 2001 we filed a Current Report on Form 8-K reporting under Item 5, the 43% reduction in our workforce.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 NET2PHONE, INC.

                                 By:

  DECEMBER 17, 2001                        /s/ Howard S. Jonas
-------------------                  -----------------------------------------
Date                                          Howard S. Jonas
                                             Chairman of the Board



                                 By:

                                            /s/ Ilan M. Slasky
                                    ------------------------------------------
                                             Ilan M. Slasky
                                             Chief Financial Officer


16