Form 10-Q
period 2002-01-31
NET2PHONE INC
filed 2002-03-18
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002


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


                   520 Broad Street, Newark, New Jersey 07102
          (Address of Principal Executive Offices, including Zip Code)
       Registrant's Telephone Number, Including Area Code: (973) 438-3111

                           ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

     As of March 14, 2002, the registrant had outstanding 33,841,044 shares of common stock, $.01 par value and 29,005,500 shares of Class A stock, $.01 par value

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of January 31, 2002 and July 31, 2001.....................      3

     Condensed Consolidated Statements of Operations for the three and six months ended
            January 31, 2002 and 2001...................................................................      4

     Condensed Consolidated Statement of Stockholders' Equity for the six months ended
            January 31, 2002............................................................................      5

     Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2002
        and 2001........................................................................................      7

     Notes to Condensed Consolidated Financial Statements...............................................      8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
   Operations...........................................................................................     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     18

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     19

Item 2.   Changes in Securities and Use of Proceeds.....................................................     19

Item 3.   Defaults Upon Senior Securities...............................................................     19

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     19

Item 5.   Other Information.............................................................................     19

Item 6.   Exhibits and Reports on Form 8-K..............................................................     19

Signatures..............................................................................................     21

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                January 31,           July 31,
                                                                                                   2002                 2001
                                                                                              ---------------     ---------------
                                                                                                (unaudited)            (note 1)
ASSETS:
Current assets:
     Cash and cash equivalents ...........................................................    $   110,932,275     $   195,140,568
     Marketable securities - current .....................................................         27,747,305          58,827,928
     Trade accounts receivable, net ......................................................          5,335,310           8,348,954
     Prepaid contract deposits ...........................................................          4,154,664           7,446,450
     Inventory ...........................................................................          1,959,659           4,160,877
     Prepaid expenses ....................................................................          2,715,058           4,178,798
     Notes receivable ....................................................................          1,794,972           4,112,759
     Other current assets ................................................................          7,091,320           5,355,689
                                                                                              ---------------     ---------------
          Total current assets ...........................................................        161,730,563         287,572,023
     Property and equipment, net .........................................................        120,442,874         108,398,276
     Investments .........................................................................          8,576,731           8,591,164
     Marketable securities - long term ...................................................         18,482,251                --
     Intangible assets, net ..............................................................         20,378,787           6,544,859
     Other assets ........................................................................          1,072,211             296,762
                                                                                              ---------------     ---------------
          Total assets ...................................................................    $   330,683,417     $   411,403,084
                                                                                              ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ....................................................................    $     9,167,397     $    15,689,484
     Accrued expenses ....................................................................         22,238,413          20,268,212
     Deferred revenue ....................................................................          5,786,786           7,516,066
     Capital lease obligation - short term ...............................................          3,043,367                --
     Current portion of long-term obligations ............................................          6,926,172          11,596,982
     Due to IDT ..........................................................................          2,936,512          14,401,290
                                                                                              ---------------     ---------------
          Total current liabilities ......................................................         50,098,647          69,472,034
     Accrued expenses ....................................................................          2,046,374             366,667
     Capital lease obligation - long term ................................................          3,781,617                --
     Long-term obligations ...............................................................          8,349,253           8,349,253
                                                                                              ---------------     ---------------
          Total liabilities ..............................................................         64,275,891          78,187,954

Minority interests .......................................................................         49,183,679          45,482,342

Redeemable common stock, $.01 par value; 294,046 and 410,595 shares outstanding ..........         10,864,120          13,904,256
Commitments and contingencies
Stockholders' equity :
     Common stock, $.01 par value; 200,000,000 shares authorized including redeemable shares; 33,230,719 and 29,146,499 shares issued and
             outstanding .................................................................            332,307             291,465
     Class A stock, $.01 par value, 37,924,250 shares authorized; ........................            290,055             323,155
            29,005,500 and 32,315,500 shares issued and outstanding
     Additional paid-in capital ..........................................................        894,035,379         883,140,001
     Accumulated deficit .................................................................       (611,152,044)       (514,765,057)
     Accumulated other comprehensive gain ................................................            289,655             149,685
     Deferred compensation - stock options ...............................................        (29,627,515)        (34,885,132)
     Loans to stockholders ...............................................................         (2,055,394)         (3,512,998)
     Treasury stock, at cost .............................................................        (45,752,716)        (56,912,587)
                                                                                              ---------------     ---------------
           Total stockholders' equity ....................................................        206,359,727         273,828,532
                                                                                              ---------------     ---------------
           Total liabilities and stockholders' equity ....................................    $   330,683,417     $   411,403,084
                                                                                              ===============     ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          Six months ended                 Three months ended
                                                                             January 31,                       January 31,
                                                                   ------------------------------    ------------------------------
                                                                        2002            2001             2002             2001
                                                                   -------------    -------------    -------------    -------------
Revenue:
Service revenue ...............................................    $  78,543,327    $  60,837,261    $  37,196,402    $  33,896,534
Product revenue ...............................................        2,186,195        4,625,216          642,395          756,873
                                                                   -------------    -------------    -------------    -------------
          Total revenue .......................................       80,729,522       65,462,477       37,838,797       34,653,407
Costs and expenses:
Direct cost of revenue:
     Service cost of revenue ..................................       42,444,692       42,116,004       19,588,283      25,196,3660
     Product cost of revenue ..................................        1,929,484        2,430,163          707,157          638,540
                                                                   -------------    -------------    -------------    -------------
          Total direct cost of revenue ........................       44,374,176       44,546,167       20,295,440       25,834,900
Selling and marketing .........................................       21,100,325       59,043,122        9,093,961       46,589,855
General and administrative ....................................       53,563,651       37,647,616       27,465,509       20,131,213
Depreciation and amortization .................................       14,069,528       12,283,863        7,330,861        6,630,235
Restructuring, severance and other charges ....................       23,404,544             --         17,493,865             --
Acquired in-process research and development ..................       13,850,000             --               --               --
Compensation charge from the issuance of stock options ........       11,083,303        9,975,756        6,195,073        5,205,852
                                                                   -------------    -------------    -------------    -------------
           Total costs and expenses ...........................      181,445,527      163,496,524       87,874,709      104,392,055

Loss from operations ..........................................     (100,716,005)     (98,034,047)     (50,035,912)     (69,738,648)

Interest income, net ..........................................        2,858,502       11,866,643          923,703        5,875,127

Other loss, net ...............................................         (108,872)     (95,918,235)        (108,872)    (112,856,355)
                                                                   -------------    -------------    -------------    -------------

Loss before minority interests ................................      (97,966,375)    (182,085,639)     (49,221,081)    (176,719,876)

Minority interests ............................................      (10,297,433)        (691,882)      (2,907,225)        (498,598)
                                                                   -------------    -------------    -------------    -------------

Net Loss ......................................................      (87,668,942)    (181,393,757)     (46,313,856)    (176,221,278)

Redeemable common stock accretion .............................         (133,000)            --               --               --
                                                                   -------------    -------------    -------------    -------------

Net loss available to common stockholders .....................    $ (87,801,942)   $(181,393,757)   $ (46,313,856)   $(176,221,278)
                                                                   =============    =============    =============    =============

Net loss per common share - basic and diluted .................    $       (1.52)   $       (3.05)   $        (.80)   $       (2.99)
                                                                   =============    =============    =============    =============

Weighted average number of common shares used in the
calculation of basic and diluted net loss per common share ....       57,736,395       59,402,304       57,799,232       58,914,387
                                                                   =============    =============    =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Net2Phone, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                        Six months ended January 31, 2002


                                                                  Common Stock                          Class A Stock
                                                      -----------------------------------     -----------------------------------
                                                          Shares               Amount              Shares              Amount
                                                      ---------------     ---------------     ---------------     ---------------

Balance at July 31, 2001                                   29,146,499     $       291,465          32,315,500     $       323,155
Net loss for the six months ended January 31, 2002               --                  --                  --                  --
Foreign currency translation                                     --                  --                  --                  --
Unrealized equity securities loss, net                           --                  --                  --                  --

Comprehensive loss:
Repurchase of Common Stock                                       --                  --                  --                  --
Treasury share donation for charitable contribution
Conversion of Class A stock to common stock                 3,310,000              33,100          (3,310,000)            (33,100)
Exercise of stock options                                     774,220               7,742                --                  --
Repricing of Options
Accretion of redeemable common stock                             --                  --                  --                  --
Loan forgiveness                                                 --                  --                  --                  --
Amortization of deferred compensation                            --                  --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------
Balance at January 31, 2002                                33,230,719     $       332,307          29,005,500     $       290,055
                                                      ===============     ===============     ===============     ===============


                                                                                                Accumulated
                                                         Additional                                Other
                                                          Paid-In            Accumulated       Comprehensive          Deferred
                                                          Capital             Deficit          Income (Loss)        Compensation
                                                      ---------------     ---------------     ---------------     ---------------

Balance at July 31, 2001                              $   883,140,001     $  (514,765,057)    $       149,685     $   (34,885,132)
Net loss for the six months ended January 31, 2002               --           (87,668,942)               --                  --
Foreign currency translation                                     --                  --              (219,138)               --
Unrealized equity securities loss, net                           --                  --               359,108                --

Comprehensive loss:
Repurchase of Common Stock                                       --                  --                  --                  --
Treasury share donation for charitable contribution                            (8,718,045)
Conversion of Class A stock to common stock                      --                  --                  --                  --
Exercise of stock options                                     168,427                --                  --                  --
Repricing of Options                                       10,992,951                                                  (5,825,686)
Accretion of redeemable common stock                         (266,000)               --                  --                  --
Loan forgiveness                                                 --                  --                  --                  --
Amortization of deferred compensation                            --                  --                  --            11,083,303
                                                      ---------------     ---------------     ---------------     ---------------
Balance at January 31, 2002                           $   894,035,379     $  (611,152,043)    $       289,655     $   (29,627,515)
                                                      ===============     ===============     ===============     ===============



                                                                                     Treasury Stock                     Total
                                                         Loans to         -----------------------------------       Stockholders'
                                                       Stockholders            Shares              Amount              Equity
                                                      ---------------     ---------------     ---------------     ---------------

Balance at July 31, 2001                              $    (3,512,998)          4,361,600     $   (56,912,587)    $   273,828,532
Net loss for the six months ended January 31, 2002               --                  --                  --           (87,668,942)
Foreign currency translation                                     --                  --                  --              (219,138)
Unrealized equity securities loss, net                           --                  --                  --               359,108
                                                                                                                  ---------------
Comprehensive loss:                                                                                                   (87,528,972)
Repurchase of Common Stock                                       --               120,000            (510,173)           (510,173)
Treasury share donation for charitable contribution                              (600,000)         11,670,044           2,951,999
Conversion of Class A stock to common stock                      --                  --                  --                     0
Exercise of stock options                                    (599,400)               --                  --              (423,231)
Repricing of Options                                                                                                    5,167,265
Accretion of redeemable common stock                             --                  --                  --              (266,000)
Loan forgiveness                                            2,057,004                --                  --             2,057,004
Amortization of deferred compensation                            --                  --                  --            11,083,303
                                                      ---------------     ---------------     ---------------     ---------------
Balance at January 31, 2002                           $    (2,055,394)          3,881,600     $   (45,752,716)    $   206,359,727
                                                      ===============     ===============     ===============     ===============


                             See accompanying notes.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       Six Months Ended
                                                                                                          January 31,
                                                                                                     2002               2001
                                                                                              ---------------     ---------------
Operating activities:
     Net loss ............................................................................    $   (87,668,942)    $  (181,393,757)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .......................................................         14,069,528          12,283,863
     Amortization of discount on marketable securities ...................................            (80,937)           (298,213)
     Amortization of deferred compensation ...............................................         11,083,303           9,975,756
     Write-down of equity investment .....................................................               --            95,661,634
     Loss from equity investment .........................................................            315,400             256,601
     Write-off of acquired in-process research and development ...........................         13,850,000                --
     Restructuring, severance and other non-cash charges .................................         23,404,544                --
     Write-down of inventory .............................................................            317,151                --
     Charitable contribution .............................................................          2,951,999                --
     Minority interests ..................................................................        (10,297,433)           (691,881)
     Changes in assets and liabilities:
        Accounts receivable ..............................................................          4,192,717          (5,665,885)
        Inventory ........................................................................         (1,046,477)         (3,648,649)
        Prepaid expenses and other current assets ........................................            240,489            (341,191)
        Other assets .....................................................................             26,640             961,632
        Accounts payable .................................................................         (6,239,765)         (8,531,386)
        Accrued expenses .................................................................         (8,755,596)         10,923,510
        Deferred revenue .................................................................         (2,559,659)          2,351,450
        Net repayments to IDT Corporation ................................................        (11,940,902)          3,612,446
                                                                                              ---------------     ---------------
Net cash used in operating activities ....................................................        (58,137,940)        (64,544,070)

Investing activities:
     Purchases of property and equipment .................................................        (13,384,851)        (37,436,406)
     Proceeds from derivative instrument .................................................               --            25,221,850
     Purchases of marketable securities ..................................................        (67,721,618)       (111,108,479)
     Proceeds from the sale of marketable securities .....................................         80,444,625         118,521,624
     Purchase of intangible assets .......................................................           (476,588)         (1,561,956)
     Acquisitions, net of cash acquired ..................................................        (27,583,473)               --
     Payments of long term obligations ...................................................         (6,563,380)           (500,000)
     Issuance of notes receivable ........................................................           (311,942)         (4,750,000)
     Investments .........................................................................             14,433         (12,618,161)
                                                                                              ---------------     ---------------
Net cash used in investing activities ....................................................        (35,582,794)        (24,231,528)

Financing activities:
     Proceeds from sale of common stock ..................................................               --           295,983,720
     Proceeds from the issuance of Series A preferred stock
            by ADIR Technologies, Inc. ...................................................         13,998,770          23,061,987
     Proceeds from exercise of stock options .............................................            176,169           4,726,626
     Payments of capital lease obligations ...............................................           (627,052)               --
     Repurchase of common stock ..........................................................           (510,173)        (53,403,200)
     Purchases of redeemable common stock ................................................         (3,306,136)         (1,109,908)
                                                                                              ---------------     ---------------
Net cash provided by financing activities ................................................          9,731,578         269,259,225
                                                                                              ---------------     ---------------
Effect of exchange rate on cash ..........................................................           (219,137)           (617,334)
                                                                                              ---------------     ---------------

Net (decrease) increase in cash and cash equivalents .....................................        (84,208,293)        179,866,293
Cash and cash equivalents at beginning of period .........................................        195,140,568          57,874,228
                                                                                              ---------------     ---------------
Cash and cash equivalents at end of period ...............................................    $   110,932,275     $   237,740,521
                                                                                              ===============     ===============

Supplemental disclosure of cash flow information:
Cash payments made for interest ..........................................................    $          --       $          --
                                                                                              ===============     ===============
Cash payments made for income taxes ......................................................    $          --       $          --
                                                                                              ===============     ===============

Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets .............................................    $     6,968,884     $          --
                                                                                              ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and subsidiaries (collectively "the Company" or "Net2Phone") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in Net2Phone's annual report on Form 10-K for the year ended July 31, 2001.

         We have reclassified certain prior year amounts to conform to the fiscal 2002 presentation.

2. Accounting Changes

         Effective August 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS No. 142. Amortization expense of goodwill for the six months ended January 31, 2001 was approximately $1,883,000.

3. Earnings Per Share

         The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

4. Netspeak Acquisition

         On August 14, 2001, ADIR Technologies, Inc. ("ADIR"), a consolidated subsidiary of the Company, acquired all of the issued and outstanding capital stock of NetSpeak Corporation ("Netspeak"). Results of operations for Netspeak have been included in the accompanying financial statements since August 14, 2001. The total aggregate consideration paid for the acquisition was $48 million.

         The purchase price allocation was as follows:

          Current assets .....................................     $ 23,375,400
          Current liabilities.................................       (3,567,200)
          Property, plant and equipment ......................        2,294,500
          Other assets........................................          802,100
          Developed product technology........................        2,140,000
          In-process research and development.................       13,850,000
          Goodwill............................................        9,188,700
                                                                   ------------
                                                                   $ 48,083,500
                                                                   ============

5. Intangible Assets

         Intangible assets and related amortization periods consist of the following:

                                                               January 31, 2002                          July 31, 2001
                                                      -----------------------------------     -----------------------------------
                                         Period       Gross Carrying        Accumulated       Gross Carrying        Accumulated
                                         (mos.)           Amount           Amortization           Amount           Amortization
                                                      ---------------     ---------------     ---------------     ---------------
Goodwill .....................                N/A     $    13,561,842     $      (238,149)    $     2,163,447     $      (238,149)
Developed product technology .                 36           2,140,000            (326,944)               --                  --
Customer Lists ...............                 60           3,376,889            (518,844)          3,000,000            (200,000)
Technology ...................                 35           1,000,000            (258,624)          1,000,000             (86,208)
Trademark ....................                 36           1,083,690            (163,509)            983,991             (78,222)
Non-Compete Covenants ........              24-30             800,000             (77,564)               --                  --
                                                      ---------------     ---------------     ---------------     ---------------
                                                      $    21,962,421     $    (1,583,634)    $     7,147,438     $      (602,579)
                                                      ===============     ===============     ===============     ===============

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

         Intangible assets amortization expense for the three and six months ended January 31, 2002 was $440,029 and $903,942, respectively. Intangible assets amortization expense for the three and six months ended January 31, 2001 was $2,642,285 and $2,852,439, respectively. Intangible assets amortization expense is estimated to be $1.2 million for the remainder of fiscal 2002, $2.4 million in fiscal 2003, $2.2 million in fiscal 2004, $725,000 in fiscal 2005, and approximately $494,000 in fiscal 2006.

6. Marketable Securities

         Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at January 31, 2002:

                                                                                  Gross               Gross
                                                                                Unrealized         Unrealized              Fair
                                                               Cost               Gains               Losses               Value
                                                         ---------------     ---------------     ---------------     ---------------
Short term:
Held-to-maturity securities
Asset-backed securities .............................    $       774,631     $         1,191     $         2,158     $       770,355
U.S. Government Agency Obligations ..................         24,977,900                --                  --            24,981,209
Corporate notes .....................................          1,994,773              18,347                --             2,013,120
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $    27,747,304     $        19,538     $         2,158     $    27,764,684
                                                         ===============     ===============     ===============     ===============
Long term:
Held-to-maturity securities
U.S. Government Agency Obligations ..................    $    17,226,503     $        47,363     $         4,941     $    17,268,925
Asset-backed securities .............................          1,255,748               1,929               1,272           1,256,405
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $    18,482,251     $        49,292     $         6,213     $    18,525,330
                                                         ===============     ===============     ===============     ===============

         In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150,000,000. During Fiscal 2001, the Company recorded a $136 million loss relating to an other than temporary decline in the market value of its Yahoo! shares, resulting in a new cost basis. In the second quarter of fiscal 2002, all 806,452 shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $637,000 that is recorded in "Other loss, net" on the accompanying statements of operations.

         In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks") for a total cost of approximately $4,000,000. In the second quarter of fiscal 2002, all 321,027 shares were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $933,000 that is recorded in "Other loss, net" on the accompanying statements of operations.

7. Long-term Obligations

         At January 31, 2002, long-term obligations are comprised of the following:

          Promissory notes payable to Aplio Shareholders.......    $  4,546,076
          Future payments to Aplio Shareholders................       8,349,253
          Safra Bank Loan......................................       1,667,587
          French government loan...............................         712,509
                                                                   ------------
                                                                     15,275,425
          Less:  Current portion...............................      (6,926,172)
                                                                   ------------
                                                                   $  8,349,253
                                                                   ============

         The promissory notes were issued in connection with the Aplio acquisition and bear interest at an annual rate of 6.53%. The Company was required to pay the remaining principal balance of the promissory note of $4,576,215 plus all accrued and unpaid interest on January 31, 2002. These payments were made on February 1, 2002.

         As a result of the separation agreement for Howard Balter, the company's former Chief Executive Officer, the company assumed a demand note with Safra Bank which was issued to Mr. Balter. The amount of the loan is $5 million and is assumed over Mr. Balter's 15 month consulting period. The loan is due on March 28, 2002.

         The Company's long-term obligations of $8,349,253 are due April 30, 2003.


8. Leasing Arrangements

         The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. The Company entered into several new capital lease agreements during the first six months of the fiscal year 2002.

         Capital Lease amounts included in property and equipment are as follows:

                                                           January 31, 2002
                                                           ----------------
                      Capital Leases....................      $ 7,398,184
                      Accumulated amortization .........         (805,000)
                                                              -----------
                      Total:  ..........................      $ 6,593,184

         The aggregate minimum rental commitments under noncancelable leases for the periods shown at January 31, 2002, are as follows:

                                 Fiscal Years                                                 Capital Leases     Operating Leases
                                 ------------                                                 ---------------     ---------------
2002 (6 months ending 7/31/02) ...........................................................    $     2,133,633     $     3,161,604
2003 .....................................................................................          2,408,160           5,963,870
2004 .....................................................................................          2,528,400           5,958,343
2005 .....................................................................................            234,230           5,980,061
2006 .....................................................................................               --             5,713,412
Thereafter: ..............................................................................               --            19,566,868
                                                                                              ---------------     ---------------
Total minimum rental commitments: ........................................................    $     7,304,423     $    46,344,158
                                                                                                                  ===============
Less amounts due for interest: ...........................................................           (479,439)
                                                                                              ---------------

Present value of minimum lease payments: .................................................    $     6,824,984
                                                                                              ===============

         As of January 31, 2002, the total minimum sublease rentals to be received in the future for operating subleases is approximately $2 million.

9. Charitable Contributions

         On December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3 million and is reflected as a general and administrative cost in the three months ended January 31, 2002. The shares will be transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares, which may not be publicly sold at this time without registration, or as otherwise permitted under applicable securities laws, are to be used as collateral to support non-interest loans of $1,000,000 each from Net2Phone and IDT Corporation. These loans have not yet been advanced. They are expected to be made sometime during the third quarter of fiscal 2002. The proceeds of the loans are to be used to provide liquidity to the Foundation for purposes of its matching charitable gifts made by employees of Net2Phone and Adir in accordance with a matching gift program approved by the Board of Directors of Net2Phone in March 2001. Certain executives of Net2Phone are also trustees and officers of the foundation.

10. Option Repricing

         On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan to purchase shares of Net2Phone's common stock, par value $0.01 per share, granted on or before December 18, 2001. There were Options to purchase 6,373,863 shares of Common Stock outstanding and eligible to be repriced in this Offer.

         The exercise price per share of the repriced options granted to non-employee directors, certain key employees and one IDT executive will be $3.50 per share, which represents approximately 47.4% of the shares subject to all options outstanding under the Option Plan as of January 31, 2002. The exercise price per share of the repriced options granted to certain other key employees will be $5.00 per share, which represents approximately 21.7% of the shares subject to all options outstanding under the Option Plan as of January 31, 2002. The exercise price granted to the remaining eligible option holders will be $7.00 per share. In the second quarter of fiscal year 2002, the company recorded approximately $1.7 million related to this repricing. The repriced options are subject to variable accounting and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at January 31, 2002, there will be future charges of approximately $6.1 million relating to this repricing arrangement.

11. Legal Proceedings

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

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

12. Restructuring, severance and Other Charges

         In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter has agreed to waive various rights under his employment agreement, enter in a 30 month restrictive non-compete covenant and provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. As a result of this agreement, there was a charge of approximately $8.5 million for the six months ended January 31, 2002 and $2.6 million for the three months ended January 31, 2002 which has been included in restructuring, severance and other charges. There will be future charges of approximately $3.9 million relating to this separation agreement.

         In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky has agreed to waive various rights under his employment agreement, enter in a 2 year restrictive non-compete covenant and provide consulting services for a 48 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. As a result of this agreement, there was a charge of approximately $2.4 million for the three months ended January 31, 2002 which has been included in restructuring, severance and other charges. There will be future charges of approximately $2.1 million relating to this separation agreement.

         In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $900,000 related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, $2.2 million related to the write-off of inventory and $1.3 million related to elimination of various equipment and network build-outs.

13. Subsequent Events

     On February 21, 2002, the Company announced plans to reduce its workforce by approximately 28%. The Company plans to scale back unprofitable businesses, including international wholesale services, and concentrate on consumer and enterprise communications services. The Company anticipates that the actions announced on February 21, 2002 will result in the Company incurring significant restructuring and other charges during the quarter ending April 30, 2002, but has not yet finalized the amount of such charges.

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

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 23.3% from approximately $65.5 million for the six months ended January 31, 2001 to approximately $80.7 million for the six months ended January 31, 2002. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services in prior quarters. Product revenue declined 52.7% from approximately $4.6 million for the six months ended January 31, 2001 to approximately $2.2 million as a result of the company eliminating certain products in an effort to focus on new product lines incorporating VOIP technology. We anticipate revenues from our core services, i.e. International Reseller, Phone2Phone, PC2Phone and Carrier Services, to increase moderately by the fourth quarter of fiscal 2002 from second quarter results. At a consolidated level, revenues for the six months that will end July 31, 2002 will likely decrease compared to the six months ended January 31, 2002 due to the restructuring of our operations which was announced in November 2001 and February 2002, which resulted in the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased by .4%, from approximately $44.5 million for the six months ended January 31, 2001 to approximately $44.4 million for the six months ended January 31, 2002. As a percentage of total revenue, these costs decreased from approximately 68.0% for the six months ended January 31, 2001 to approximately 55.0% for the six months ended January 31, 2002 as a result of price negotiations for termination and other related network costs. We expect that our direct costs as a percentage of revenue will experience some degree of volatility and as a result of the dynamic nature of our business and the telecommunications industry and anticipated lower revenue sources driven by the restructuring of operations announced in November 2001 and February 2002 and the composition of our revenue sources. Thus, our direct costs may increase as a percentage of total revenue.

         Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses decreased approximately 64.3% from approximately $59 million for the six months ended January 31, 2001 to approximately $21.1 million for the six months ended January 31, 2002. We anticipate selling and marketing expenses to continue to decrease through the fourth quarter of fiscal 2002 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001and February 2002. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other costs. General and administrative expenses increased approximately 42.3% from approximately $37.6 million for the six months ended January 31, 2001 to approximately $53.6 million for the six months ended January 31, 2002. As a percentage of total revenue these costs increased from approximately 57.5% for the six months ended January 31, 2001 to approximately 66.3% for the six months ended January 31, 2002. This increase was primarily attributable to the costs associated with ramping up the organizational infrastructure over prior periods. In addition, on December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3 million and is reflected as a general and administrative cost in the second quarter ending January 31, 2002. We anticipate general and administrative expenses, excluding restructuring and other charges, to decrease by the fourth quarter of fiscal 2002 due to the restructurings of our operations that were announced in November 2001and February 2002. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         Depreciation and Amortization. Depreciation and amortization increased approximately 14.5% from approximately $12.3 million for the six months ended January 31, 2001 to approximately $14.1 million for the six months ended January 31, 2002. As a percentage of total revenues, these costs decreased from approximately 18.8% for the six months ended January 31, 2001 to approximately 17.4% for the six months ended January 31, 2002. Depreciation will continue to increase given capital expenditures for the deployment of network equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and customer lists. Amortization of goodwill and indefinite-lived intangible assets ceased effective August 1, 2001.

         Restructuring, severance and other charges. In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter has agreed to waive various rights under his employment agreement, enter in a 30 month restrictive non-compete covenant and provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. As a result of this agreement, a charge of approximately $8.5 million for the six months ended January 31, 2002 has been included in restructuring, severance and other charges. There will be future charges of approximately $3.9 million relating to this separation agreement.

         In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky has agreed to waive various rights under his employment agreement, enter in a 2 year restrictive non-compete covenant and provide consulting services for a 48 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. As a result of this agreement, there was a charge of approximately $2.4 million for the three months ended January 31, 2002 which has been included in restructuring, severance and other charges. There will be future charges of approximately $2.1 million relating to this separation agreement.

         In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $900,000 related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, $2.2 million related to the write-off of inventory and $1.3 million related to elimination of various equipment and network build-outs.

         Acquired in-process research and development. For the six months ended January 31, 2002, other expense consists of in-process research and development related to the Netspeak acquisition by ADIR Technologies, Inc. (ADIR"). Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during Fiscal 2002 as part of the allocation of the purchase price related to the acquisition of Netspeak.

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

         The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure - $10.3 million; Route Server VPN - $2.9 million, Residential Cable Solution - $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during this quarter. Effective February 14, 2002, further research and development of the Residential Cable Solution product was suspended while ADIR reevaluates the product's anticipated attractiveness relative to current market conditions.

         Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 11.1% from $10.0 million for the six months ended January 31, 2001 to approximately $11.1 million for the six months ended January 31, 2002. As a percentage of total revenue, these costs decreased from approximately 15.2% for the six months ended January 31, 2001 to approximately 13.7% for the six months ended January 31, 2002. On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. In the second quarter of fiscal year 2002, the company recorded approximately $1.7 million related to this repricing. The repriced options are subject to variable accounting and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at January 31, 2002, there will be future charges of approximately $6.1 million relating to this repricing arrangement. We will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

         Loss from Operations. Loss from operations was approximately $98 million for the six months ended January 31, 2001 as compared to loss from operations of approximately $100.7 million for the six months ended January 31, 2002. Excluding the non-cash compensation charge, acquired in-process research and development and the restructuring and other charges described above, our loss from operations for the six months ended January 31, 2002 would have been $52.4 million compared to $88.1 million for the six months ended January 31, 2001. The decrease in the loss from operations is a result of the company's growth in revenues, continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001and February 2002.

         Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased approximately 75.9% from $11.9 million for the six months ended January 31, 2001 to approximately $2.9 million for the six months ended January 31, 2002. The reduction primarily results from lower cash balances and rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and balances.

         Other Loss, net. Other loss decreased from $95.9 million for the six months ended January 31, 2001 to approximately $109,000 for the six months ended January 31, 2002. In the second quarter of Fiscal 2001, the Company recorded a loss of approximately $100 million relating to a write-down of the value of its Yahoo! shares. In the second quarter of fiscal 2002, all 806,452 Yahoo! shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $637,000. In the second quarter of fiscal 2002, 321,027 shares of "Speechworks" were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $933,000.

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 9.2% from approximately $34.7 million for the three months ended January 31, 2001 to approximately $37.8 million for the three months ended January 31, 2002. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services in prior quarters. Product revenue declined 15.1% from approximately $756,873 for the three months ended January 31, 2001 to approximately $642,395 as a result of the company eliminating certain products in an effort to focus on new product lines incorporating VOIP technology. We anticipate revenues from our core services, i.e. International Reseller, Phone2Phone, PC2Phone and Carrier Services, to increase moderately by the fourth quarter of fiscal 2002 from second quarter results. At a consolidated level, revenues for the six months that will end July 31, 2002 will likely decrease compared to the six months ended January 31, 2002 due to the restructuring of our operations which was announced in November 2001 and February 2002, which resulted in the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased by 21.4%, from approximately $25.8 million for the three months ended January 31, 2001 to approximately $20.3 million for the three months ended January 31, 2002. As a percentage of total revenue, these costs decreased from approximately 74.6% for the three months ended January 31, 2001 to approximately 53.6% for the three months ended January 31, 2002 as a result of price negotiations for termination and other related network costs. We expect that our direct costs as a percentage of revenue will experience some degree of volatility and as a result of the dynamic nature of our business and the telecommunications industry and anticipated lower revenue sources driven by the restructuring of operations announced in November 2001 and February 2002 and the composition of our revenue sources. Thus, our direct costs may increase as a percentage of total revenue.

         Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some of which contain revenue-sharing arrangements. Selling and marketing expenses decreased approximately 80.5% from approximately $46.6 million for the three months ended January 31, 2001 to approximately $9.1 million for the three months ended January 31, 2002. We anticipate selling and marketing expenses to continue to decrease through the fourth quarter of fiscal 2002 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other costs. General and administrative expenses increased approximately 36.4% from approximately $20.1 million for the three months ended January 31, 2001 to approximately $27.5 million for the three months ended January 31, 2002. As a percentage of total revenue these costs increased from approximately 58.1% for the three months ended January 31, 2001 to approximately 72.6% for the three months ended January 31, 2002. This increase was primarily attributable to the costs associated with ramping up the organizational infrastructure over prior periods. In addition, on December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3 million and is reflected as a general and administrative cost in the second quarter ending January 31, 2002. We anticipate general and administrative expenses, excluding restructuring and other charges, to decrease by the fourth quarter of fiscal 2002 due to the restructurings of our operations that were announced in November 2001and February 2002. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

         Depreciation and Amortization. Depreciation and amortization increased approximately 10.6% from approximately $6.6 million for the three months ended January 31, 2001 to approximately $7.3 million for the three months ended January 31, 2002. As a percentage of total revenues, these costs increased from approximately 19.1% for the three months ended January 31, 2001 to approximately 19.4% for the three months ended January 31, 2002. Depreciation will continue to increase given capital expenditures for the deployment of network equipment, both domestically and internationally, to manage increased call volumes. Amortization includes certain trademark licenses and customer lists. Amortization of goodwill and indefinite-lived intangible assets ceased effective August 1, 2001.

         Restructuring, severance and other charges. In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter has agreed to waive various rights under his employment agreement, enter in a 30 month restrictive non-compete covenant and provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. As a result of this agreement, a charge of approximately $2.6 million for the three months ended January 31, 2002 which has been included in restructuring, severance and other charges. There will be future charges of approximately $3.9 million relating to this separation agreement.

         In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky has agreed to waive various rights under his employment agreement, enter in a 2 year restrictive non-compete covenant and provide consulting services for a 48 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. As a result of this agreement, there was a charge of approximately $2.4 million for the three months ended January 31, 2002 which has been included in restructuring, severance and other charges. There will be future charges of approximately $2.1 million relating to this separation agreement.

         In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $900,000 related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, $2.2 million related to the write-off of inventory and $1.3 million related to elimination of various equipment and network build-outs.

         Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 19.0% from $5.2 million for the three months ended January 31, 2001 to approximately $6.2 million for the three months ended January 31, 2002. As a percentage of total revenue, these costs increased from approximately 15.0% for the three months ended January 31, 2001 to approximately 16.4% for the three months ended January 31, 2002. On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting and therefore must be marked-to-market each quarter. the company recorded approximately $1.7 million related to this repricing in the second quarter of fiscal year 2002. Based on Net2Phone's stock price at January 31, 2002, there will be future charges of approximately $6.1 million relating to this repricing arrangement. We will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

         Loss from Operations. Loss from operations was approximately $69.7 million for the three months ended January 31, 2001 as compared to loss from operations of approximately $50.0 million for the three months ended January 31, 2002. Excluding the non-cash compensation charge, acquired in-process research and development and the restructuring and other charges described above, our loss from operations for the three months ended January 31, 2002 would have been $26.3 million compared to $ 64.5 million for the three months ended January 31, 2001. The decrease in the loss from operations is a result of the company's growth in revenues, continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001and February 2002.

         Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased approximately 84.3% from $5.9 million for the three months ended January 31, 2001 to approximately $900,000 for the three months ended January 31, 2002. The reduction primarily results from lower cash balances and rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and balances.

         Other Loss, net. Other loss decreased from $113 million for the three months ended January 31, 2001 to approximately $109,000 for the three months ended January 31, 2002. In the second quarter of Fiscal 2001, the Company recorded a loss of approximately $100 million relating to a write-down of the value of its Yahoo! shares. In the second quarter of fiscal 2002, all 806,452 Yahoo! shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $637,000. In the second quarter of fiscal 2002, 321,027 shares of "Speechworks" were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $933,000.

Liquidity and Capital Resources

         As of January 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $157.2 million and working capital of approximately $111.2 million. The Company generated negative cash flow from operating activities of approximately $58.1 million during the six months ended January 31, 2002, compared with negative cash flow from operating activities of $64.5 million during the six months ended January 31, 2001. The increase in cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements and a lower operating loss, excluding restrucuturing and other non-cash charges. In addition, during the six months ended January 31, 2002, the Company paid approximately $24.5 million to IDT as payment for carrier services.

         Net cash used in investing activities increased from $24.2 million during the six months ended January 31, 2001, to $35.6 million for the six months ended January 31, 2002. The Company's capital expenditures decreased from approximately $37.4 million during the six months ended January 31, 2001 to $13.4 million for the six months ended January 31, 2002, as the Company completed the majority of the expansion of its domestic and international network infrastucture. The net cash from the proceeds from the sale of marketable securities decreased from approximately $118.5 million during the six months ended January 31, 2001 to approximately $80.4 million for the six months ended January 31, 2002. In addition, the net cash used for purchases of marketable securities decreased from approximately $111.1 million during the six months ended January 31, 2001 to $67.7 million for the six months ended January 31, 2002. Net cash used for the acquisition of Netspeak was approximately $27.6 million for the six months ended January 31, 2002.

         Net cash provided by financing activities decreased from $269.3 million during the six months ended January 31, 2001, to approximately $9.7 million for the six months ended January 31, 2002. The Company received approximately $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000. During the six months ended January 31, 2002, the Company received approximately $14.0 million in a private placement of shares of preferred stock for Adir Technologies, Inc., a subsidiary of Net2Phone.

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

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

                                                                    Payments Due by Period
                                  -----------------------------------------------------------------------------------------------
Contractual Obligations                Total         Less than 1 year        1-3 years           4-5 years         After 5 years
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Long term obligations             $    15,275,425     $     6,926,172     $     8,349,253     $          --       $          --
Capital lease obligations               6,824,984           3,043,367           3,781,617                --                  --
Operating leases                       46,344,158           3,161,604          17,902,274          11,258,681          14,021,599
Capital and other long term
  obligations                          10,864,120                --            10,864,120                --                  --
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Total contractual cash
  obligations                     $    79,308,687     $    13,131,143     $    40,897,264     $    11,258,681     $    14,021,599
                                  ===============     ===============     ===============     ===============     ===============

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

         There have been no material developments in the litigation previously reported in our Quarterly Report on Form 10-Q for its fiscal quarter ended October 31, 2001 filed with the Securties and Exchange Commission on December 17, 2001.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Norman Klugman assumed the office of Chief Financial Officer of Net2Phone, Inc. effective March 4, 2002 replacing Ilan Slasky who had been serving as interim Chief Financial Officer after tendering his resignation on January 18, 2002.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

Exhibit No.       Description
-----------       -----------

   10.1* Separation Agreement dated as of November 26, 2001 by and among Howard Balter, Net2Phone, Inc., IDT Corp. and Adir Technologies, Inc.

   10.2*** Separation Agreement dated as of January 22, 2002 by and among Ilan Slasky, Net2Phone, Inc., IDT Corp. and Adir Technologies, Inc.

   10.3*** Offer of Employment Letter dated January 16, 2002 by and between Net2Phone, Inc. and Norman Klugman.

   99.3**         Press release dated February 21, 2002.


----------------------
* Incorporated by reference from our Quarterly Report on Form 10-Q filed on December 17, 2001.
** Incorporated by reference from our Current Report on Form 8-K filed on February 26, 2002.
***   Filed herewith.

b) Reports on Form 8-K.

     1. On November 2, 2001 we filed a Current Report on Form 8-K reporting under Item 1, the acquisition of 50% of our outstanding capital stock by NTOP Holdings, L.LC. and under Item 5, certain changes in our management and in the size and members of our board of directors.

     2. On November 15, 2001 we filed a Current Report on Form 8-K reporting under Item 5, the 43% reduction in our workforce.

     3. On December 21, 2001 we filed a Current Report on Form 8-K reporting under Item 5, the offer to reprice certain issued and outstanding options.

     4. On February 26, 2002, we filed a Current Report on Form 8-K reporting under Item 5, the reduction in our staff and realignment of certain of our businesses.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 18, 2002


                                        NET2PHONE, INC.

                                        By:       /s/ Stephen M. Greenberg
                                             -----------------------------------
                                                  Stephen M. Greenberg
                                                  Chief Executive Officer



                                        By:       /s/ Norman Klugman
                                             -----------------------------------
                                                  Norman Klugman
                                                  Chief Financial Officer