Form 10-Q
period 2002-04-30
NET2PHONE INC
filed 2002-06-14
CIK 1086472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

     As of June 10, 2002, the registrant had outstanding 34,411,392 shares of common stock, $.01 par value and 28,994,700 shares of Class A stock, $.01 par value.

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001.......................      3

     Condensed Consolidated Statements of Operations for the three and nine months ended
            April 30, 2002 and 2001.....................................................................      4

        Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
            April 30, 2002..............................................................................      5

     Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2002
        and 2001........................................................................................      6

     Notes to Condensed Consolidated Financial Statements...............................................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
   Operations...........................................................................................     17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     25

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     26

Item 2.   Changes in Securities and Use of Proceeds.....................................................     26

Item 3.   Defaults Upon Senior Securities...............................................................     26

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     27

Item 5.   Other Information.............................................................................     27

Item 6.   Exhibits and Reports on Form 8-K..............................................................     27

Signatures..............................................................................................     28

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            April 30,           July 31,
                                                                                              2002                2001
                                                                                         ---------------     ---------------
                                                                                           (unaudited)          (note 1)
ASSETS:
Current assets:
     Cash and cash equivalents .................................................         $    77,880,391     $   195,140,568
     Marketable securities - current ...........................................              25,657,033          58,827,928
     Trade accounts receivable, net ............................................               4,672,886           8,348,954
     Prepaid contract deposits .................................................                 605,869           7,446,450
     Inventory .................................................................               2,337,658           4,160,877
     Prepaid expenses ..........................................................               4,623,835           4,178,798
     Notes receivable ..........................................................               5,220,185           4,112,759
     Other current assets ......................................................               6,792,429           5,355,689
                                                                                         ---------------     ---------------
          Total current assets .................................................             127,790,286         287,572,023
     Property and equipment, net ...............................................              33,814,500         108,398,276
     Investments ...............................................................               1,409,994           8,591,164
     Marketable securities - long term .........................................              18,327,979                --
     Intangible assets, net ....................................................               4,203,364           6,544,859
     Other assets ..............................................................               1,118,816             296,762
                                                                                         ---------------     ---------------
          Total assets .........................................................         $   186,664,939     $   411,403,084
                                                                                         ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ..........................................................         $     6,994,075     $    15,689,484
     Accrued expenses ..........................................................              27,639,410          20,268,212
     Deferred revenue ..........................................................               8,114,006           7,516,066
     Capital lease obligation - short term .....................................               2,874,081                --
     Current portion of long-term obligations ..................................               7,873,842          11,596,982
     Due to IDT ................................................................               3,703,183          14,401,290
                                                                                         ---------------     ---------------
          Total current liabilities ............................................              57,198,597          69,472,034
     Accrued expenses ..........................................................               2,046,374             366,667
     Capital lease obligation - long term ......................................               3,229,255                --
     Long-term obligations .....................................................                    --             8,349,253
                                                                                         ---------------     ---------------
          Total liabilities ....................................................              62,474,226          78,187,954

Minority interests .............................................................              40,498,404          45,482,342
Redeemable common stock, $.01 par value; 294,046 and 410,595 shares outstanding                9,367,426          13,904,256
Stockholders' equity :
        Common stock, $.01 par value; 200,000,000 shares authorized including redeemable shares; 33,505,069 and 29,146,499 shares issued and
             outstanding .......................................................                 335,051             291,465
     Class A stock, $.01 par value, 37,924,250 shares authorized;
            28,994,700 shares issued and outstanding ...........................                 289,947             323,155
     Additional paid-in capital ................................................             893,356,788         883,140,001
     Accumulated deficit .......................................................            (749,644,393)       (514,765,057)
     Accumulated other comprehensive gain ......................................                 289,655             149,685
     Deferred compensation - stock options .....................................             (22,509,055)        (34,885,132)
     Loans to stockholders .....................................................              (2,040,394)         (3,512,998)
     Treasury stock, at cost ...................................................             (45,752,716)        (56,912,587)
                                                                                         ---------------     ---------------
           Total stockholders' equity ..........................................              74,324,883         273,828,532
                                                                                         ---------------     ---------------
           Total liabilities and stockholders' equity ..........................         $   186,664,939     $   411,403,084
                                                                                         ===============     ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Nine months ended            Three months ended
                                                                          April 30,                    April 30,
                                                                ---------------------------   ---------------------------
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
Revenue:
Service revenue ............................................    $108,195,890   $100,777,698   $ 29,652,563   $ 39,940,437
Product revenue ............................................       3,097,136      5,299,233        910,941        674,017
                                                                ------------   ------------   ------------   ------------
          Total revenue ....................................     111,293,026    106,076,931     30,563,504     40,614,454
Costs and expenses:
Direct cost of revenue:
     Service cost of revenue ...............................      58,675,638     75,973,876     16,230,946     33,857,872
     Product cost of revenue ...............................       2,528,926      6,094,862        599,442      3,664,699
                                                                ------------   ------------   ------------   ------------
          Total direct cost of revenue (exclusive of items
               shown below) ................................      61,204,564     82,068,738     16,830,388     37,522,571
Selling and marketing ......................................      27,527,800     73,872,149      6,427,474     14,829,027
General and administrative .................................      72,533,795     59,302,479     18,970,144     21,654,863
Depreciation and amortization ..............................      21,115,733     17,366,783      7,046,205      5,082,920
Restructuring, severance, impairment and other charges .....     137,840,530     66,500,044    114,435,986     66,500,044
Acquired in-process research and development ...............      13,850,000           --             --             --
Compensation charge from the issuance of stock options .....      17,518,426     15,127,020      6,435,123      5,151,264
                                                                ------------   ------------   ------------   ------------
           Total costs and expenses ........................     351,590,848    314,237,213    170,145,320    150,740,689

Loss from operations .......................................    (240,297,822)  (208,160,282)  (139,581,816)  (110,126,235)

Interest income, net .......................................       3,442,173     15,416,626        583,671      3,549,983

Other loss, net ............................................      (8,288,348)  (108,505,284)    (8,179,476)   (12,587,049)
                                                                ------------   ------------   ------------   ------------

Loss before minority interests .............................    (245,143,997)  (301,248,940)  (147,177,621)  (119,163,301)

Minority interests .........................................     (18,982,709)      (975,358)    (8,685,276)      (283,476)
                                                                ------------   ------------   ------------   ------------

Net Loss ...................................................    (226,161,288)  (300,273,582)  (138,492,345)  (118,879,825)

Redeemable common stock accretion ..........................        (133,000)      (398,999)          --         (398,999)
                                                                ------------   ------------   ------------   ------------

Net loss available to common stockholders ..................   ($226,294,288) ($300,672,581) ($138,492,345) ($119,278,824)
                                                                ============   ============   ============   ============

Net loss per common share - basic and diluted ..............   ($       3.89) ($       5.10) ($       2.35) ($       2.06)
                                                                ============   ============   ============   ============

Weighted average number of common shares
    used in the calculation of basic and diluted net
    loss per common share ..................................      58,162,154     58,934,894     59,042,376     57,979,499
                                                                ============   ============   ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Net2Phone, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                        Nine months ended April 30, 2002


                                                                    Common Stock                           Class A Stock
                                                        -----------------------------------     -----------------------------------
                                                             Shares              Amount             Shares              Amount
                                                        ---------------     ---------------     ---------------     ---------------
Balance at July 31, 2001                                     29,146,499     $       291,465          32,315,500     $       323,155
Net loss for the nine months ended April 30, 2002                  --                  --                  --                  --
Foreign currency translation                                       --                  --                  --                  --

Comprehensive loss
Repurchase of Common Stock                                         --                  --                  --                  --
Treasury share donation for charitable contribution
Conversion of Class A stock to common stock                   3,320,800              33,208          (3,320,800)            (33,208)
Exercise of stock options                                     1,037,770              10,378                --                  --
Repricing of Options
Accretion of redeemable common stock                               --                  --                  --                  --
Loan forgiveness                                                   --                  --                  --                  --
Amortization of deferred compensation                              --                  --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------
Balance at April 30, 2002                                    33,505,069     $       335,051          28,994,700     $       289,947
                                                        ===============     ===============     ===============     ===============

                                                                                                  Accumulated
                                                           Additional                               Other
                                                            Paid-In           Accumulated        Comprehensive         Deferred
                                                            Capital             Deficit          Income (Loss)       Compensation
                                                        ---------------     ---------------     ---------------     ---------------


Balance at July 31, 2001                                $   883,140,001     $  (514,765,057)    $       149,685     $   (34,885,132)
Net loss for the nine months ended April 30, 2002                  --          (226,161,288)               --                  --
Foreign currency translation                                       --                  --               139,970                --

Comprehensive loss
Repurchase of Common Stock                                         --                  --                  --                  --
Treasury share donation for charitable contribution                              (8,718,048)
Conversion of Class A stock to common stock                        --                  --                  --                  --
Exercise of stock options                                       273,172                --                  --                  --
Repricing of Options                                         10,209,615                                                  (5,042,349)
Accretion of redeemable common stock                           (266,000)               --                  --                  --
Loan forgiveness                                                   --                  --                  --                  --
Amortization of deferred compensation                              --                  --                  --            17,418,426
                                                        ---------------     ---------------     ---------------     ---------------
Balance at April 30, 2002                               $   893,356,788     $  (749,644,393)    $       289,655     $   (22,509,055)
                                                        ===============     ===============     ===============     ===============

                                                                                       Treasury Stock                     Total
                                                           Loans to         -----------------------------------       Stockholders'
                                                         Stockholders            Shares              Amount              Equity
                                                        ---------------     ---------------     ---------------     ---------------


Balance at July 31, 2001                                $    (3,512,998)          4,361,600     $   (56,912,587)    $   273,828,532
Net loss for the nine months ended April 30, 2002                  --                  --                  --          (226,161,288)
Foreign currency translation                                       --                  --                  --               139,970
                                                                                                                    ---------------
Comprehensive loss                                                                                                     (226,021,318)
Repurchase of Common Stock                                         --               120,000            (510,173)           (510,173)
Treasury share donation for charitable contribution                                (600,000)         11,670,044           2,951,996
Conversion of Class A stock to common stock                        --                  --                  --                     0
Exercise of stock options                                      (599,400)               --                  --              (315,851)
Repricing of Options                                                                                                      5,167,266
Accretion of redeemable common stock                               --                  --                  --              (266,000)
Loan forgiveness                                              2,072,004                --                  --             2,072,004
Amortization of deferred compensation                              --                  --                  --            17,418,426
                                                        ---------------     ---------------     ---------------     ---------------
Balance at April 30, 2002                               $    (2,040,394)          3,881,600     $   (45,752,716)    $    74,324,883
                                                        ===============     ===============     ===============     ===============

                             See accompanying notes.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Nine Months Ended
                                                                                                     April 30,
                                                                                               2002               2001
                                                                                         ---------------     ---------------
Operating activities:
     Net loss ..................................................................         ($  226,161,288)    ($  300,273,582)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................              21,115,733          17,366,783
     Amortization of discount on marketable securities .........................                 (59,512)            (79,528)
     Amortization of deferred compensation .....................................              17,518,426          15,127,020
     Loss on sale of assets ....................................................               1,921,031                --
     Write-down of equity investment ...........................................               7,250,850          95,661,634
     Write-off of acquired in-process research and development .................              13,850,000                --
     Impairment of assets ......................................................              83,940,197          56,309,580
     Impairment of goodwill ....................................................              11,543,232                --
     Impairment of intangible assets ...........................................               4,226,870                --
     Restructuring and other non-cash charges ..................................              38,130,231                --
     Charitable contribution ...................................................               2,951,996                --
     Allowance for doubtful accounts ...........................................               2,754,997                --
     Minority interests ........................................................             (18,982,709)           (975,358)
     Changes in assets and liabilities:
        Accounts receivable ....................................................               1,857,064          (4,159,418)
        Inventory ..............................................................              (1,107,325)           (871,254)
        Prepaid expenses and other current assets ..............................                (347,751)         13,035,341
        Other assets ...........................................................              (2,059,166)            936,632
        Accounts payable .......................................................              (8,647,615)            112,080
        Accrued expenses .......................................................             (17,770,387)          5,055,025
        Deferred revenue .......................................................                (259,263)          1,967,190
        Net (repayments to) borrowings from IDT Corporation ....................             (11,174,230)         10,321,667
                                                                                         ---------------     ---------------
Net cash used in operating activities ..........................................             (79,508,619)        (90,466,188)

Investing activities:
     Purchases of property and equipment .......................................             (15,974,222)        (62,760,208)
     Proceeds from derivative instrument .......................................                    --            25,221,850
     Purchases of marketable securities ........................................             (71,219,580)       (119,116,114)
     Payments of acquisition related obligations ...............................             (13,889,245)         (2,224,040)
     Proceeds from the sale of marketable securities ...........................              86,165,716         153,517,033
     Purchase of intangible assets .............................................                (275,559)         (5,589,159)
     Acquisitions, net of cash acquired ........................................             (27,764,037)               --
     Issuance of notes receivable ..............................................              (3,911,942)         (6,927,482)
     Investments ...............................................................                    --           (14,130,976)
                                                                                         ---------------     ---------------
Net cash used in investing activities ..........................................             (46,868,869)        (32,009,096)

Financing activities:
     Proceeds from sale of common stock .......................................                    --           295,983,721
     Proceeds from the issuance of  preferred stock
           by ADIR Technologies, Inc. ..........................................              13,998,770          23,149,483
     Payments of capital lease obligations .....................................              (1,348,700)               --
     Proceeds from exercise of stock options ...................................                 283,550           5,221,186
     Repurchase of common stock ................................................                (510,173)        (54,624,233)
     Purchases of redeemable common stock ......................................              (3,306,136)         (1,109,108)
                                                                                         ---------------     ---------------
Net cash provided by financing activities ......................................               9,117,311         268,621,049
                                                                                         ---------------     ---------------
Effect of exchange rate on cash ................................................                    --              (404,971)
                                                                                         ---------------     ---------------
Net (decrease) increase in cash and cash equivalents ...........................            (117,260,177)        145,740,794
Cash and cash equivalents at beginning of period ...............................             195,140,568          57,874,228
                                                                                         ---------------     ---------------
Cash and cash equivalents at end of period .....................................         $    77,880,391     $   203,615,022
                                                                                         ===============     ===============
Supplemental disclosure of cash flow information:
Cash payments made for interest ................................................         $       106,089     $          --
                                                                                         ===============     ===============
Cash payments made for income taxes ............................................                    --                  --
                                                                                         ---------------     ---------------
Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets ...................................         $     6,968,884     $          --
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

2.   Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are required to adopt SFAS No. 143 effective August 1, 2002. We do not expect the impact of the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective August 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

3.   Goodwill and Other Intangible Assets

     Effective August 1, 2001, the Company adopted SFAS No. 141 and SFAS No.
142. SFAS No. 141, "Business Combinations," requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill.

     SFAS No. 142, "Goodwill and Other Intangible Assets," no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be tested for impairment at least annually. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Upon adopting SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined them to be appropriate. The adoption of SFAS No. 142 on August 1, 2001 did not have any impact on the Company.

     The following tables present the pro forma impact of SFAS No. 142 on reported net loss and loss per share had the standard been in effect on August 1, 2000:

                                    Nine months ended                 Three months ended
                                         April 30,                         April 30,
                              ------------------------------    ------------------------------
                                   2002             2001             2002             2001
                              -------------    -------------    -------------    -------------
Reported net loss .......     ($226,161,288)   ($300,273,582)   ($138,492,345)   ($118,879,825)
Goodwill amortization ...              --          1,978,222             --             95,222
                              -------------    -------------    -------------    -------------
Pro forma net loss ......     ($226,161,288)   ($298,295,360)   ($138,492,345)   ($118,784,603)
                              =============    =============    =============    =============

                                             Nine months ended  Three months ended
                                                 April 30,          April 30,
                                             -----------------  ------------------
                                                2002     2001     2002     2001
                                               ------   ------   ------   ------
Basic and diluted loss per share ...........   ($3.89)  ($5.10)  ($2.35)  ($2.05)
Goodwill amortization ......................    --        .03     --       --
                                               ------   ------   ------   ------
Pro forma loss per share
           - basic and diluted .............   ($3.89)  ($5.07)  ($2.35)  ($2.05)

     The changes in the carrying amount of goodwill, net of accumulated amortization for the nine months ended April 30, 2002, are as follows:


                                             Goodwill, net
                                          -------------------
Balance at August 1, 2001                 $         1,824,060
Goodwill acquired during year                      11,543,232
Impairment loss (see footnote 14)                 (11,543,232)
                                          -------------------
Balance at April 30, 2002                 $         1,824,060
                                          ===================


          The major components and average useful lives of our other acquired intangible assets follows:

                                                                 April 30, 2002                          July 31, 2001
                                                      -----------------------------------     -----------------------------------
                                       Period          Gross Carrying       Accumulated       Gross Carrying        Accumulated
                                       (mos.)              Amount          Amortization           Amount           Amortization
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Developed product technology ...         36           $          --       $          --       $          --       $          --
Customer Lists .................         60                   630,000                --             3,000,000            (200,000)
Technology .....................         35                   160,000                --             1,000,000             (86,208)
Trademark ......................         36                 1,172,809            (220,946)            983,991             (78,222)
Non-Compete Covenants ..........       24-30                  800,000            (162,558)               --                  --
                                                      ---------------     ---------------     ---------------     ---------------
                                                      $     2,762,809     $      (383,504)    $     4,983,991     $      (364,430)
                                                      ===============     ===============     ===============     ===============

      Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Intangible assets amortization expense for the three and nine months ended April 30, 2002 was $490,823 and $1,394,315, respectively. Intangible assets amortization expense for the three and nine months ended April 30, 2001 was $122,631 and $5,484,867, respectively. Intangible assets amortization expense is estimated to be $260,000 for the remainder of fiscal 2002, $1,000,000 in fiscal 2003, $760,000 in fiscal 2004, $230,000 in fiscal 2005, and approximately $110,000 in fiscal 2006.

      During the first quarter of fiscal 2002, the Company recorded goodwill of $9.2 million and developed product technology of $2.1 million related to the NetSpeak acquisition in August 2001 (see footnote 5). Developed product technology was being amortized over 3 years.

     During the second quarter of fiscal 2002, the Company recorded goodwill of approximately $2.3 million relating to shares of ADIR repurchased from the Company's Chief Executive Officer and Chief Financial Officer in connection with their separation agreements as discussed in more detail in footnote 14, Restructuring, severance, impairment and other charges.

     See footnote 14 for information regarding impairment charges recorded in the third quarter of Fiscal 2002 on goodwill and identifiable intangible assets.


4.   Earnings Per Share

     The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.


5.   NetSpeak Acquisition

     On August 14, 2001, ADIR, a consolidated subsidiary of the Company, acquired all of the issued and outstanding capital stock of NetSpeak Corporation ("NetSpeak"). Results of operations for NetSpeak have been included in the accompanying financial statements since August 14, 2001. The primary reason for the acquisition of NetSpeak was the belief that its route server and associated software would allow ADIR to offer a broader product base to its customers. NetSpeak was a strategic partner of Cisco Systems and Cisco was an important investor in and a strategic partner of ADIR. ADIR bid against at least one other party for NetSpeak and the purchase price finally agreed to was determined based upon the assets being received and the future revenue projections.

     The total aggregate consideration paid for the acquisition was $48 million. The purchase price allocation was as follows:

          Current assets ....................................     $ 23,375,400
          Current liabilities................................       (3,567,200)
          Property, plant and equipment .....................        2,294,500
          Other assets.......................................          802,100
          Developed product technology.......................        2,140,000
          In-process research and development................       13,850,000
          Goodwill...........................................        9,188,700
                                                                  ------------
                                                                  $ 48,083,500

     See footnotes 13 and 14 for additional information regarding litigation with Cisco relating to ADIR and its impact on goodwill and intangible assets recorded in connection with the NetSpeak acquisition.

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

     The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure - $10.3 million; Route Server VPN - $2.9 million, Residential Cable Solution - $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution product was suspended while ADIR reevaluates the product's anticipated attractiveness relative to current market conditions.

6.   Related Party Transaction

     In April 2002, the Company loaned the sum of $3.6 million to the Company's Chief Executive Officer ("CEO"). The loan bears interest at a market rate and principal and interest are due on April 9, 2005 ("Maturity Date"). The loan is non-recourse to the CEO and is secured by options to purchase 300,000 shares of the Company's common stock granted to the CEO in April 2002.

     Under certain circumstances, the Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that the CEO not sell the stock which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to the Company all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

     Due to the uncertainty surrounding the number of options the CEO will ultimately receive, the Company will account for the options using a variable accounting model until the options are exercised or returned to the Company. Furthermore, due to the non-recourse nature of the loan, the Company will record compensation expense for the $3.6 million principal amount of the note over the CEO's employment period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from
(i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the employment period.

     During the third quarter of Fiscal 2002, the Company recorded compensation expense of $100,000 relating to this agreement.

7.   Marketable Securities

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time or purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at April 30, 2002:

                                                                            Gross              Gross
                                                                          Unrealized         Unrealized             Fair
                                                        Cost                Gains              Losses               Value
                                                   ---------------     ---------------     ---------------     ---------------
Short term:
Held-to-maturity securities
Asset-backed securities ......................     $       657,033     $         1,558     $          --       $       658,591
U.S. Government Agency Obligations ...........          25,000,000                --                  --            25,000,000
                                                   ---------------     ---------------     ---------------     ---------------
                                                   $    25,657,033     $         1,558     $          --       $    25,658,591
                                                   ===============     ===============     ===============     ===============
Long term:
Held-to-maturity securities
Corporate notes ..............................           1,241,859     $         2,760     $           790     $     1,243,829
U.S. Government Agency Obligations ...........     $    17,086,120             102,490                 215          17,188,395
                                                   ---------------     ---------------     ---------------     ---------------
                                                   $    18,327,979     $       105,250     $         1,005     $    18,432,224
                                                   ===============     ===============     ===============     ===============

The following is a summary of the marketable securities at July 31, 2001:

                                                                          Gross              Gross
                                                    Carrying           Unrealized          Unrealized              Fair
                                                     Amount               Gains              Losses               Value
                                                 ---------------     ---------------     ---------------     ---------------
Short term:
Held-to-maturity securities
U.S. Government Agency Obligations .....         $    23,000,000     $          --       $          --       $    23,000,000
Corporate notes ........................              17,974,587             135,013                --            18,109,600
                                                 ---------------     ---------------     ---------------     ---------------
                                                      40,974,587             135,013                --            41,109,600
                                                 ---------------     ---------------     ---------------     ---------------
Available-for-sale  securities
Yahoo! common stock ....................              14,209,684
Speechworks common stock ...............               3,643,657
                                                 ---------------
                                                      17,853,341
                                                 ---------------
                                                 $    58,827,928
                                                 ===============

8.   Investments

     As a result of the Company's plan to restructure its operations and eliminate various lines of development announced in the third quarter of Fiscal 2002, the Company wrote-off the value of several of its cost method investments which were no longer deemed to be strategic to its business. In addition, an other-than-temporary impairment charge was recorded with respect to one of the Company's cost method investments that it continues to believe is strategic to its business. The charge was recorded to reduce the carrying value of the investment to fair value determined based on a recent third-party financing completed by the investee. These charges totaled $6.9 million and are reflected in Other loss, net in the statements of operations.

9.   Leasing Arrangements

     The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. The Company entered into several new capital lease agreements during the first nine months of the fiscal year 2002.

     Capital Lease amounts included in property and equipment are as follows:

                                                                April 30, 2002
                                                                --------------
                Capital Leases.............................      $ 7,574,762
                Accumulated amortization ..................         (839,156)
                                                                 -----------
                Total:  ...................................      $ 6,735,606

         The aggregate minimum rental commitments under noncancelable leases for the periods shown at April 30, 2002, are as follows:

                               Fiscal Years                                              Capital Leases     Operating Leases
                               ------------                                              ---------------    ----------------
2002 (3 months ending 7/31/02) .................................................         $     1,133,017     $     1,592,007
2003 ...........................................................................               2,467,019           5,963,870
2004 ...........................................................................               2,587,259           5,958,343
2005 ...........................................................................                 278,375           5,980,061
2006 ...........................................................................                    --             5,713,412
Thereafter: ....................................................................                    --            19,566,868
                                                                                         ---------------     ---------------

Total minimum rental commitments: ..............................................         $     6,465,670     $    44,774,561
                                                                                         ===============     ===============

Less amounts due for interest: .................................................                (362,334)
                                                                                         ---------------

Present value of minimum lease payments: .......................................         $     6,103,336
                                                                                         ===============

     As of April 30, 2002, the total minimum sublease rentals to be received in the future for operating subleases is approximately $2 million.


10.  Other Comprehensive Gain (Loss)

      The Company's comprehensive gain (loss) consists of the following:

                                                      Nine Months Ended April 30,            Three Months Ended April 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     ---------------     ---------------

Net income (loss) ......................         $  (226,161,288)    $  (300,273,582)    $  (138,492,345)    $  (118,879,825)

Foreign currency
 translation adjustments ...............                 139,970            (445,399)               --               204,400

Unrealized gain (losses)
 in the fair market value
 of marketable securities ..............                    --            28,298,323                --           (23,424,258)
                                                 ---------------     ---------------     ---------------     ---------------

Comprehensive gain (loss) ..............         $  (226,021,318)    $  (272,420,658)    $  (138,492,345)    $  (142,099,683)
                                                 ===============     ===============     ===============     ===============

11.  Charitable Contributions

     On December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3 million and is reflected as a general and administrative cost in the nine-months ended April 30, 2002. The shares were transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares, which may not be publicly sold at this time without registration, or as otherwise permitted under applicable securities laws, are to be used as collateral to support non-interest bearing loans of $1,000,000 each from Net2Phone and IDT Corporation. The $1,000,000 IDT loan was made on May 24, 2002. The $1,000,000 Net2Phone loan has not yet been made. The proceeds of the loans are to be used to provide liquidity to the Foundation for purposes of matching charitable gifts contributed by employees of Net2Phone and ADIR in accordance with a matching charitable gift program approved by the Board of Directors of Net2Phone in March 2001. Certain executives of Net2Phone are also trustees and officers of the Foundation.

12.  Option Repricing

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

     The exercise price per share of the repriced options granted to non-employee directors, certain key employees and one IDT executive will be $3.50 per share, which represents approximately 47.4% of the shares subject to all options outstanding under the Option Plan as of April 30, 2002. The exercise price per share of the repriced options granted to certain other key employees will be $5.00 per share, which represents approximately 21.7% of the shares subject to all options outstanding under the Option Plan as of April 30, 2002. The exercise price granted to the remaining eligible option holders will be $7.00 per share. For the three and nine month periods ending April 30, 2002, the company recorded non-cash compensation charges of approximately $2.0 million and $3.7 million, respectively, related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at April 30, 2002, there will be future charges of approximately $2.6 million relating to this repricing arrangement.

     All of the Company's non-cash compensation is attributable to general and administrative expenses.

13.  Legal Proceedings

Multi-Tech

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. On April 25, 2002, a hearing was held by the trial court at which time argument was presented by both sides with respect to permissible scope of the claims asserted by the plaintiff. A decision on the motion is expected within approximately 60 days. Thereafter, a trial date will likely be fixed by the court with respect to the claims remaining after the court's ruling on the motion. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing any of our software or software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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

Cisco Systems

     On March 19, 2002, Net2Phone and its ADIR subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems and a Cisco executive who had been a member of the ADIR board seeking damages arising mainly out of Cisco's alleged improper conduct in connection with representations and commitments it made to Net2Phone and ADIR (1) concerning "partnering" relationships with Cisco to develop jointly and market Net2Phone and ADIR's VoIP software alongside Cisco's hardware and (2) to induce ADIR to acquire NetSpeak, Inc. The complaint alleges various causes of action including fraud, breach of contract, and misappropriation of confidential and proprietary information, unfair competition and breaches of fiduciary duties. The discovery stage of the litigation has now commenced and the defendants have filed a motion to dismiss certain counts of the complaint which is scheduled to be heard on July 22, 2002.

14.  Restructuring, Severance, Impairment and Other Charges

      The following table summarizes the charges included in Restructuring, severance, impairment and other charges in the statements of operations:

                                               Nine Months Ended   Nine Months Ended   Three Months Ended  Three Months Ended
                                                 April 30, 2002      April 30, 2001      April 30, 2002      April 30, 2001
                                                 ---------------     ---------------     ---------------     ---------------
Impairment of long-lived assets ........         $    83,940,197     $          --       $    83,940,197     $          --
Impairment of goodwill .................              11,543,232                --            11,543,232                --
Impairment of intangible assets ........               4,226,870                --             4,226,870                --
CEO & CFO separation agreements ........              11,653,154                --               797,863                --
Workforce reductions ...................              11,884,263                --             5,720,301                --
Exit costs .............................              11,481,629          52,917,984           8,207,523          52,917,984
Other asset impairments ................               3,111,185          13,582,060                --            13,582,060
                                                 ---------------     ---------------     ---------------     ---------------
     Total .............................         $   137,840,530     $    66,500,044     $   114,435,986     $    66,500,044
                                                 ===============     ===============     ===============     ===============

Impairment of Long-lived Assets

     When an indicator of impairment of the Company's long-lived assets exists, the Company reviews the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. The Company considered the resignation of the Chief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be its primary indicators of potential impairment. An impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of the Company's long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimated fair value. Fair value was estimated using the present value of expected future cash flows.

Impairment of Goodwill and Intangible Assets

     During the third quarter of fiscal 2002, ADIR reduced its workforce significantly because much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation as discussed in footnote 13. For these reasons, the goodwill for the software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.5 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

     Also during the third quarter of fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, the Company recorded impairment charges of approximately $2.0 million related to customer lists, $500,000 related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

Separation Agreements

     In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter agreed to waive various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and will provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4,361,235. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5,000,000. Net2Phone agreed to repay the bank loan and to forgive $2 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of approximately $9.1 million for the nine months ended April 30, 2002 and $640,000 for the three months ended April 30, 2002. There will be future charges of approximately $3.0 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Mr. Slasky waived all of his rights under his employment agreement with Net2Phone. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1,498,438. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of approximately $2.6 million for the nine months ended April 30, 2002 and $150,000 for the three months ended April 30, 2002. There will be future charges of approximately $2 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to the Company for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date.

November Restructuring

In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $900,000 related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, $2.2 million related to the write-off of inventory and $1.3 million related to elimination of various equipment and network build-outs. As of April 30, 2002, all of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

February Restructuring

     On February 15, 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of April 30, 2002, approximately $340,000 of involuntary termination benefits have been paid and charged against the liability. As a result of unresolved negotiations with Cisco, ADIR communicated an additional reduction of workforce by 30 employees in May 2002. In connection with the significant workforce reductions, ADIR has exited a facility and recorded a charge of $4.2 million relating to the loss on this lease commitment. ADIR will record an additional liability in the fourth quarter related to the May 2002 workforce reduction of approximately $900,000.

On February 21, 2002, the Company announced plans to reduce its workforce by 85 employees or approximately 28%. The Company underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, the Company significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, the Company was able to retain the profitable calling cards and terminating routes. The Company recorded a severance charge of approximately $3.5 million relating to the workforce reduction. As of April 30, 2002, approximately $1.7 million of involuntary termination benefits have been paid and charged against the liability. In addition, the Company recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $640,000 related to the abandonment of certain leases.

April Restructuring

     On April 30, 2002, the Company communicated plans to further reduce its workforce by 20 employees. The Company scaled back on its technical development team, which had been working on projects related to the restructured businesses. The Company recorded severance of approximately $900,000 related to this additional workforce reduction. As of April 30, 2002, none of the termination benefits have been paid.

Third Quarter Fiscal 2001 Charges

     In the third quarter of Fiscal 2001, the Company decided to discontinue the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The impairment charge amounted to $53.0 million. Also in the third quarter of Fiscal 2001, the Company recorded reserves totaling $13.5 related to advertising agreements and the write-off of software which were required based on the Company's view of its current business plan as no future benefits were expected from these assets and commitments.

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

Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue increased 4.9% from approximately $106.1 million for the nine months ended April 30, 2001 to approximately $111.3 million for the nine months ended April 30, 2002. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services in prior quarters. Product revenue declined 41.6% from approximately $5.3 million for the nine months ended April 30, 2001 to approximately $3.1 million as a result of the company eliminating certain products, such as the YAP Phone, in an effort to focus on new product lines incorporating VoIP technology, such as YAP Jacks or Linksys Routers.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased by 25.4%, from approximately $82.1 million for the nine months ended April 30, 2001 to approximately $61.2 million for the nine months ended April 30, 2002. As a percentage of total revenue, these costs decreased from approximately 77.4% for the nine months ended April 30, 2001 to approximately 55.0% for the nine months ended April 30, 2002 as a result of aggressive price negotiations for termination costs and other reductions in related network costs.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some based upon revenue-sharing arrangements. Selling and marketing expenses decreased approximately 62.7% from approximately $73.9 million for the nine months ended April 30, 2001 to approximately $27.5 million for the nine months ended April 30, 2002. Included in the prior year period is a one-time non-recurring termination charge of approximately $31 million related to marketing and advertising expenses associated with agreements established with our strategic partners. Continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002, also contributed to the decrease. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services. General and administrative expenses increased approximately 22.3% from approximately $59.3 million for the nine months ended April 30, 2001 to approximately $72.5 million for the nine months ended April 30, 2002. As a percentage of total revenue these costs increased from approximately 55.9% for the nine months ended April 30, 2001 to approximately 65.2% for the nine months ended April 30, 2002. This increase was primarily attributable to the costs associated with ramping up the organizational infrastructure over prior periods. In addition, on December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3 million and is reflected as a general and administrative cost in the nine-months ended April 30, 2002. We anticipate general and administrative expenses, excluding Restructuring, severance, impairment and other charges, to decrease by the fourth quarter of fiscal 2002 due to the restructurings of our operations that were announced in November 2001 and February 2002.

     Depreciation and Amortization. Depreciation and amortization increased approximately 21.6% from approximately $17.4 million for the nine months ended April 30, 2001 to approximately $21.1 million for the nine months ended April 30, 2002. As a percentage of total revenues, these costs increased from approximately 16.4% for the nine months ended April 30, 2001 to approximately 19.0% for the nine months ended April 30, 2002. Depreciation and amortization increased as the Company completed the majority of the expansion of its domestic and international network infrastructure. Depreciation and amortization will decline in future periods as a result of the impairment charge for long-lived assets during the quarter as noted below. Amortization of goodwill and indefinite-lived intangible assets ceased effective August 1, 2001.

     Restructuring, severance, impairment and other charges.

     The following table summarizes the charges included in restructuring, severance, impairment and other charges in the statements of operations:

                                              Nine Months         Nine Months
                                                 Ended               Ended
                                            April 30, 2002      April 30, 2001
                                            ---------------     ---------------
Impairment of long-lived assets             $    83,940,197     $          --
Impairment of goodwill                           11,543,232                --
Impairment of intangible assets                   4,226,870                --
CEO & CFO separation agreements                  11,653,154                --
Workforce reductions                             11,884,263                --
Exit costs                                       11,481,629          52,917,984
Other asset impairments                           3,111,185          13,582,060
                                            ---------------     ---------------
     Total                                  $   137,840,530     $    66,500,044
                                            ===============     ===============

Impairment of Long-lived Assets

     When an indicator of impairment of the Company's long-lived assets exists, the Company reviews the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. The Company considered the resignation of the Chief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be its primary indicators of potential impairment. An impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of the Company's long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimated fair value. Fair value was estimated using the present value of expected future cash flows.

Impairment of Goodwill and Intangible Assets

     During the third quarter of fiscal 2002, ADIR reduced its workforce significantly because much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. For these reasons, the goodwill for the software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.5 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

     Also during the third quarter of fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, the Company recorded impairment charges of approximately $2.0 million related to customer lists, $500,000 related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

Separation Agreements

     In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter agreed to waive various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and will provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4,361,235. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5,000,000. Net2Phone agreed to repay the bank loan and to forgive $2 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of approximately $9.1 million for the nine months ended April 30, 2002. There will be future charges of approximately $3.0 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Mr. Slasky waived all of his rights under his employment agreement with Net2Phone. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1,498,438. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of approximately $2.6 million for the nine months ended April 30, 2002. There will be future charges of approximately $2 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to the Company for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date.

November Restructuring

     In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $900,000 related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, $2.2 million related to the write-off of inventory and $1.3 million related to elimination of various equipment and network build-outs. As of April 30, 2002, all of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

February Restructuring

     On February 15, 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of April 30, 2002, approximately $336,000 of involuntary termination benefits have been paid and charged against the liability. As a result of unresolved negotiations with Cisco, ADIR communicated an additional reduction of workforce by 30 employees in May 2002. In connection with the significant workforce reductions, ADIR has exited a facility and recorded a charge of $4.2 million relating to the loss on this lease commitment. ADIR will record an additional liability in the fourth quarter related to the May 2002 workforce reduction of approximately $900,000.

     On February 21, 2002, the Company announced plans to reduce its workforce by 85 employees or approximately 28%. The Company underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, the Company significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, the Company was able to retain the profitable calling cards and terminating routes. The Company recorded severance of approximately $3.5 million relating to the workforce reduction. As of April 30, 2002, approximately $1.7 million of involuntary termination benefits have been paid and charged against the liability. In addition, the Company recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $640,000 related to the relocation of certain facilities.

April Restructuring

     On April 30, 2002, the Company communicated plans to further reduce its workforce by 20 employees. The Company scaled back on its technical development team, which had been working on projects related to the restructured businesses. The Company recorded severance of approximately $900,000 related to this additional workforce reduction. As of April 30, 2002, none of the termination benefits have been paid and charged against the liability.

Third Quarter Fiscal 2001 Charges

     In the third quarter of Fiscal 2001, the Company decided to discontinue the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The impairment charge amounted to $53.0 million. Also in the third quarter of Fiscal 2001, the Company recorded reserves totaling $13.5 related to advertising agreements and the write-off of software which were required based on the Company's view of its current business plan as no future benefits were expected from these assets and commitments.

     Acquired in-process research and development. For the nine months ended April 30, 2002, other expense consists of in-process research and development related to the NetSpeak acquisition by ADIR Technologies, Inc. (ADIR"). Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during Fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak.

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

     Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 15.8% from $15.1 million for the nine months ended April 30, 2001 to approximately $17.5 million for the nine months ended April 30, 2002. As a percentage of total revenue, these costs increased from approximately 14.3% for the nine months ended April 30, 2001 to approximately 15.7% for the nine months ended April 30, 2002. On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. During the nine months ended April 30, 2002, the company recorded approximately $3.7 million related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at April 30, 2002, there will be future charges of approximately $2.6 million relating to this repricing arrangement. The company will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

     Loss from Operations. Loss from operations was approximately $208.2 million for the nine months ended April 30, 2001 as compared to loss from operations of approximately $240.3 million for the nine months ended April 30, 2002. Excluding the non-cash compensation charge, acquired in-process research and development and the Restructuring, severance, impairment and other charges described above, our loss from operations for the nine months ended April 30, 2002 would have been $71.1 million compared to $126.5 million for the nine months ended April 30, 2001. The reduction in the loss from operations (excluding the non-cash compensation charge, acquired in-process research and development and the Restructuring, severance, impairment and other charges described above) is a result of the company's growth in revenues, continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased approximately 77.7% from $15.4 million for the nine months ended April 30, 2001 to approximately $3.4 million for the nine months ended April 30, 2002. The reduction primarily results from lower cash balances and rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

     Other Loss, net. Other loss, net decreased from $108.5 million for the nine months ended April 30, 2001 to approximately $8.3 million for the nine months ended April 30, 2002. In the second quarter of Fiscal 2001, the Company recorded a loss of approximately $100 million relating to a write-down of the value of its Yahoo! shares. In the second quarter of fiscal 2002, all 806,452 Yahoo! shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $637,000. In the second quarter of fiscal 2002, 321,027 shares of "Speechworks" were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $933,000. During the third quarter of Fiscal 2002, the Company recorded a loss relating to an other-than-temporary decline in value for several of its costs method investments, resulting in a charge to other expense of approximately $6.9 million and a loss relating to the sale of equipment of approximately $1.4 million.


Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of internet telephony equipment and services to resellers, IDT and other carriers. Revenue decreased 24.7% from approximately $40.6 million for the three months ended April 30, 2001 to approximately $30.6 million for the three months ended April 30, 2002. The decrease in revenue was primarily due to lower revenue sources driven by the restructuring of operations announced in November 2001 and February 2002. Product revenue increased 35.2% from approximately $674,017 for the three months ended April 30, 2001 to approximately $910,941 as a result of the company's focus on new product lines incorporating VoIP technology, such as YAP Jacks or Linksys Routers.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased by 55.1%, from approximately $37.5 million for the three months ended April 30, 2001 to approximately $16.8 million for the three months ended April 30, 2002. As a percentage of total revenue, these costs decreased from approximately 92.4% for the three months ended April 30, 2001 to approximately 55.1% for the three months ended April 30, 2002 as a result of aggressive price negotiations for termination costs and other reductions in related network costs.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some based upon revenue-sharing arrangements. Selling and marketing expenses decreased approximately 56.7% from approximately $14.8 million for the three months ended April 30, 2001 to approximately $6.4 million for the three months ended April 30, 2002 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002.

     General and Administrative. General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services. General and administrative expenses decreased approximately 12.4% from approximately $21.7 million for the three months ended April 30, 2001 to approximately $19.0 million for the three months ended April 30, 2002. This decrease is a result of continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002. As a percentage of total revenue general and administrative expenses increased from approximately 53.3% for the three months ended April 30, 2001 to approximately 62.1% for the three months ended April 30, 2002. This increase is attributable to the decline in revenues due to lower revenue sources driven by the restructuring of operations announced in November 2001 and February 2002. We anticipate general and administrative expenses, excluding Restructuring, severance, impairment and other charges, will continue to decrease in the fourth quarter of fiscal 2002 due to the restructurings of our operations that were announced in November 2001 and February 2002. The restructuring includes the curtailment of various lines of business related to Voice Hosting products, Wholesale International Termination and certain disposable calling card programs, relocation of certain facilities, and a reduction in workforce.

     Depreciation and Amortization. Depreciation and amortization increased approximately 38.6% from approximately $5.1 million for the three months ended April 30, 2001 to approximately $7 million for the three months ended April 30, 2002. As a percentage of total revenues, these costs increased from approximately 12.5% for the three months ended April 30, 2001 to approximately 23.1% for the three months ended April 30, 2002. Depreciation and amortization increased as the Company completed the majority of the expansion of its domestic and international network infrastructure. Depreciation will most likely decline as a result of the impairment charge for long-lived assets during the quarter as noted below. Amortization of goodwill and indefinite-lived intangible assets ceased effective August 1, 2001.

     Restructuring, severance, impairment and other charges.

     The following table summarizes the charges included in Restructuring, severance, impairment and other charges in the statements of operations:

                                          Three Months Ended  Three Months Ended
                                            April 30, 2002      April 30, 2001
                                            ---------------     ---------------
Impairment of long-lived assets             $    83,940,197     $          --
Impairment of goodwill                           11,543,232                --
Impairment of intangible assets                   4,226,870                --
CEO & CFO separation agreements                     797,863                --
Workforce reductions                              5,720,301                --
Exit costs                                        8,207,523          52,917,984
Other asset impairments                                --            13,582,060
                                            ---------------     ---------------
     Total                                  $   114,435,986     $    66,500,044
                                            ===============     ===============

Impairment of Long-lived Assets

     When an indicator of impairment of the Company's long-lived assets exists, the Company reviews the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. The Company considered the resignation of the Chief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be its primary indicators of potential impairment. An impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of the Company's long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimated fair value. Fair value was estimated using the present value of expected future cash flows.

Impairment of Goodwill and Intangible Assets

     During the third quarter of fiscal 2002, ADIR reduced its workforce significantly because much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. For these reasons, the goodwill for the software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.5 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

     Also during the third quarter of fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, the Company recorded impairment charges of approximately $2.0 million related to customer lists, $500,000 related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

Separation Agreements

     In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter agreed to waive various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and will provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4,361,235. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5,000,000. Net2Phone agreed to repay the bank loan and to forgive $2 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of approximately $640,000 for the three months ended April 30, 2002. There will be future charges of approximately $3.0 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Mr. Slasky waived all of his rights under his employment agreement with Net2Phone. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1,498,438. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of approximately $150,000 for the three months ended April 30, 2002. There will be future charges of approximately $2 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to the Company for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date.

February Restructuring

     On February 15, 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of April 30, 2002, approximately $336,000 of involuntary termination benefits have been paid and charged against the liability. As a result of unresolved negotiations with Cisco, ADIR communicated an additional reduction of workforce by 30 employees in May 2002. In connection with the significant workforce reductions, ADIR has exited a facility and recorded a charge of $4.2 million relating to the loss on this lease commitment. ADIR will record an additional liability in the fourth quarter related to the May 2002 workforce reduction of approximately $900,000.

     On February 21, 2002, the Company announced plans to reduce its workforce by 85 employees or approximately 28%. The Company underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, the Company significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, the Company was able to retain the profitable calling cards and terminating routes. The Company recorded severance of approximately $3.5 million relating to the workforce reduction. As of April 30, 2002, approximately $1.7 million of involuntary termination benefits have been paid and charged against the liability. In addition, the Company recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $640,000 related to the relocation of certain facilities.

April Restructuring

     On April 30, 2002, the Company communicated plans to further reduce its workforce by 20 employees. The Company scaled back on its technical development team, which had been working on projects related to the restructured businesses. The Company recorded severance of approximately $900,000 related to this additional workforce reduction. As of April 30, 2002, none of the termination benefits have been paid and charged against the liability.

Third Quarter Fiscal 2001 Charges

     In the third quarter of Fiscal 2001, the Company decided to discontinue the operations of its Aplio subsidiary. In connection with the decision, the Company wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. The impairment charge amounted to $53.0 million. Also in the third quarter of Fiscal 2001, the Company recorded reserves totaling $13.5 related to advertising agreements and the write-off of software which were required based on the Company's view of its current business plan as no future benefits were expected from these assets and commitments.

     Compensation Charge from the Issuance of Stock Options. The non-cash compensation charge from the issuance of stock options increased approximately 24.9% from $5.2 million for the three months ended April 30, 2001 to approximately $6.4 million for the three months ended April 30, 2002. As a percentage of total revenue, these costs increased from approximately 12.7% for the three months ended April 30, 2001 to approximately 21.1 % for the three months ended April 30, 2002. On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. The company recorded approximately $2.0 million related to this repricing in the second quarter of fiscal year 2002. Based on Net2Phone's stock price at April 30, 2002, there will be future charges of approximately $2.6 million relating to this repricing arrangement. The company will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

     Loss from Operations. Loss from operations was approximately $110.1 million for the three months ended April 30, 2001 as compared to loss from operations of approximately $139.6 million for the three months ended April 30, 2002. Excluding the non-cash compensation charge, acquired in-process research and development and the Restructuring, severance, impairment and other charges described above, our loss from operations for the three months ended April 30, 2002 would have been $18.7 million compared to $38.5 million for the three months ended April 30, 2001. The decrease in the loss from operations (excluding the non-cash compensation charge, acquired in-process research and development and the Restructuring, severance, impairment and other charges described above) is a result of the company's continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in November 2001 and February 2002.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased approximately 83.6% from $3.5 million for the three months ended April 30, 2001 to approximately $580,000 for the three months ended April 30, 2002. The reduction primarily results from lower cash balances and rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

     Other Loss, net. Other loss, net decreased from approximately $12.6 million for the three months ended April 30, 2001 to approximately $8.2 million for the three months ended April 30, 2002. The Company recorded a loss relating to an other-than-temporary decline in value for several of its costs method investments, resulting in a charge to other expense of approximately $12.6 million in the third quarter of fiscal 2001 and $6.9 million during the third quarter of fiscal 2002. The Company also recorded a loss relating to the sale of equipment of approximately $1.4 million during the third quarter of fiscal 2002.

Liquidity and Capital Resources

     As of April 30, 2002, the Company had cash, cash equivalents and marketable securities of approximately $121.9 million and working capital of approximately $70.6 million. The Company generated negative cash flow from operating activities of approximately $79.5 million during the nine months ended April 30, 2002, compared with negative cash flow from operating activities of $90.5 million during the nine months ended April 30, 2001. The decrease in negative cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements and significantly reduced operating costs, excluding Restrucuturing, severance, impairment and other charges.

     Net cash used in investing activities increased from $32 million during the nine months ended April 30, 2001, to $46.9 million for the nine months ended April 30, 2002. The Company's capital expenditures decreased from $62.8 million during the nine months ended April 30, 2001 to $16.0 million for the nine months ended April 30, 2002, as the Company completed the majority of the expansion of its domestic and international network infrastucture. The net cash from the proceeds from the sale of marketable securities decreased from $153.5 million during the nine months ended April 30, 2001 to $86.2 million for the nine months ended April 30, 2002. In addition, the net cash used for purchases of marketable securities decreased from $119.1 million during the nine months ended April 30, 2001 to $71.2 million for the nine months ended April 30, 2002. Net cash used for the acquisition of NetSpeak was $27.8 million for the nine months ended April 30, 2002.

     Net cash provided by financing activities decreased from $268.6 million during the nine months ended April 30, 2001, to $9.1 million for the nine months ended April 30, 2002. The Company received $296 million in net proceeds related to the sale of common stock to a subsidiary of AT&T in August 2000. During the nine months ended April 30, 2002, the Company received $14.0 million in a private placement of shares of preferred stock for ADIR Technologies, Inc., a subsidiary of Net2Phone.

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

                                                                         Payments Due by Period
                                     -----------------------------------------------------------------------------------------------
Contractual Obligations                        Total     Less than 1 year          1-3 years           4-5 years       After 5 years
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Capital lease obligations            $     6,103,336     $     2,874,081     $     3,229,255     $          --       $          --
Operating leases                          44,774,561           6,064,909          11,934,356           5,780,074          20,995,222
Other long term obligations               17,241,268          17,241,268                --                  --                  --
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Total contractual obligations        $    68,119,165     $    26,180,258     $    15,163,611     $     5,780,074     $    20,995,222
                                     ===============     ===============     ===============     ===============     ===============

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Net2Phone's exposure to interest rate risk is immaterial. Net2Phone does not hold any equity instruments as of April 30, 2002 and as a result does not have any exposure to market risk for changes in equity prices.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Multi-Tech

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleges that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We have defended the lawsuit vigorously. We have filed an answer and discovery has now been completed. On April 25, 2002, a hearing was held by the trial court at which time argument was presented by both sides with respect to permissible scope of the claims asserted by the plaintiff. A decision on the motion is expected within approximately 60 days. Thereafter, a trial date will likely be fixed by the Court with respect to the claims remaining after the court's ruling on the motion. We believe that the Multi-Tech claims are without merit. However, should a judge issue an injunction against us requiring that we cease distributing any of our software or software-based services, such an injunction could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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

Cisco Systems

     On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems and a Cisco executive who had been a member of the ADIR board seeking damages arising mainly out of Cisco's improper conduct in connection with representations and commitments it made to Net2Phone and ADIR
(1) concerning "partnering" relationships with Cisco to develop jointly and market Net2Phone and ADIR's VoIP software alongside Cisco's hardware and (2) to induce ADIR to acquire NetSpeak, Inc. The complaint alleged various causes of action including fraud, breach of contract, and misappropriation of confidential and proprietary information, unfair competition and breaches of fiduciary duties. The discovery stage of the litigation has now commenced and the defendants have filed a motion to dismiss certain counts of the complaint. That motion is scheduled to be heard on July 22, 2002.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K


a)       Exhibits.

Exhibit No.       Description
-----------       -----------

   99.2 *         Press release dated March 19, 2002.




----------------------
* Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2002.



b)       Reports on Form 8-K.

         1. On March 20, 2002 we filed a Current Report on Form 8-K reporting under Item 5, the filing of a lawsuit against Cisco Systems, Inc. by our subsidiary, ADIR Technologies, Inc and us.

         2. On April 15, 2002 we filed a Current Report on Form 8-K reporting under Item 6, the resignation of Gary Rieschel from our board of directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  June 14, 2002

                                     NET2PHONE, INC.

                                     By:     /s/ Stephen M. Greenberg
                                         ---------------------------------------
                                             Stephen Greenberg
                                             Chief Executive Officer



                                     By:     /s/ Norman Klugman
                                         ---------------------------------------
                                             Norman Klugman
                                             Chief Financial Officer





28