Form 10-K
period 2002-07-31
NET2PHONE INC
filed 2002-10-29
CIK 1086472

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Fiscal Year Ended July 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


       Registrant's telephone number, including area code: (973) 438-3111
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                                (Title of Class)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of registrant's common stock held by non-affiliates of the registrant on October 17, 2002, was approximately
$74.1 million. On such date, the last sale price of registrant's common stock was $2.22 per share. The number of shares outstanding of each of the registrant's classes of common stock, as of October 17, 2002, was 34,447,213 shares of common stock and 28,986,750 shares of Class A common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the registrant's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

===============================================================================

                                NET2PHONE, INC.
                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I.

ITEM 1.               BUSINESS ...................................................................................         1
ITEM 2.               PROPERTIES .................................................................................        23
ITEM 3.               LEGAL PROCEEDINGS ..........................................................................        23
ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................        24

PART II.
ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......................        24
ITEM 6.               SELECTED FINANCIAL DATA ....................................................................        26
ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......        27
ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................        40
ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................................................        40
ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .......        40

PART III.
ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........................................        40
ITEM 11.              EXECUTIVE COMPENSATION .....................................................................        40
ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .............................        40
ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............................................        40
ITEM 14.              CONTROLS AND PROCEDURES ....................................................................        40

PART IV.
ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ............................        41

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .......................................................................       F-1

SIGNATURES .......................................................................................................       S-1

CERTIFICATIONS ...................................................................................................       S-3

                                     PART I


   This Form 10-K includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Certain Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Item 1. Business

Company Overview

   We are a provider of Voice over Internet Protocol, or VoIP, telephony products and services. We began operations in 1995 as a division of IDT Corporation, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. We utilize our VoIP technology to transmit digital voice communications over the Internet and other data networks. We introduced our flagship product, the personal computer to telephone, or PC-to-phone, service, in 1996, which allows our end users to transmit voice communications over data networks, such as the Internet, to standard phones on public switched telephone networks. Since we introduced our PC-to-phone service, we have used our VoIP technology and our ability to bridge VoIP networks with switched networks to allow end users to send voice communications over the Internet via telephone, computer or other calling device virtually anywhere in the world. Since 1996, we have grown our VoIP services to the extent that, based on our market share, we believe we are the largest retailer of VoIP services worldwide.

   The majority of our revenue comes from the sale of voice minutes over our data networks. Currently, we market our products and services through three units, each focused on a different market for those minutes: (1) International Communications Services; (2) Domestic Retail Services; and (3) Broadband Telephony Solutions. The International Communications Services group, or ICS, is responsible for the sale of international long distance solutions utilizing VoIP technology. ICS, in turn, is comprised of three divisions: (a) Channel Sales and Distribution; (b) Carrier Services; and (c) Direct to Consumer Services. Our Domestic Retail Services group sells VoIP minutes via both disposable and rechargeable calling cards primarily to U.S. consumers. Finally, our Broadband Telephony Solutions group is able to provide cable operators with a fully outsourced end-to-end telecommunications solution utilizing existing high speed cable data networks and the "last mile" access into consumers' homes provided by the cable operator via cable modems.

   During the past twelve months, we have aggressively consolidated our company to focus on these three lines of business. In addition, we have de-emphasized our activities in some markets to focus on what we believe are opportunities with higher gross margins. The financial impact of these activities is described in more detail below in our Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Restructing, Severance, Impairment and Other Items."

VoIP Industry Overview

   The international telecommunications industry has continued to grow since our inception in 1995. This growth has been driven by increased demand and enabled by technological advances, increased network development, greater bandwidth capacity and domestic and international deregulation. As the industry has grown, there has been an increasing drive to reduce the expenses surrounding continuous network development. VoIP technology is a cost effective and efficient alternative to traditional circuit switching technology. According to a January 2002 Frost & Sullivan report, VoIP is expected to account for approximately 35% of world voice services by 2007. This expected growth, if achieved, will result in additional VoIP minutes and associated revenues for the companies positioned to take advantage of this market. We believe Net2Phone, which one independent research company listed as having approximately 50% of the global market share of retail VoIP service at the end of 2001, is in position to capitalize on these market changes.

   We believe that there is also an increasing market for voice services provided over cable broadband technology. According to a 2001 J.P. Morgan estimate, nearly six million homes in the United States will purchase primary-line telephony from their cable providers, contributing $4.4 billion in revenues to these providers by 2006. Additionally, the same J.P. Morgan estimate indicates that cable operators will capture approximately 65% of the secondary line market by 2006, accounting for about $900 million in revenue by 2006. Because VoIP services are generally more efficient and require less capital than traditional voice services, cable operators are beginning to consider VoIP solutions as they begin to enter this new market. We believe our broadband solution will be attractive to cable operators because we provide a complete, end-to-end, fully outsourced alternative, that complies with cable industry standards. We believe we are the first to provide a fully outsourced, standards-compliant service, and that we will be able to take advantage of our first-to-market position to some degree.

Our Business

   We market our products and services through three units: (1) International Communications Services; (2) Domestic Retail Services; and (3) Broadband Telephony Solutions.

   1. International Communications Services

   We believe that there is a strong opportunity for growth in our International Communications Services, or ICS, unit during fiscal year 2003. To that end, in fiscal 2002, we restructured our organization in part to give stronger focus to our ICS unit. The ICS group is comprised of three divisions:
(a) Channel Sales and Distribution; (b) Carrier Services; and (c) Direct to Consumer Services.

   (a) Channel Sales and Distribution

   The Channel Sales and Distribution division contracts with third parties around the world, who in turn distribute VoIP minutes and related enabling devices to retailers, businesses, Internet cafes and others in the countries where the distributor does business. We derive revenue from both the sale of the hardware required to run our VoIP services and the sale of minutes of use on our VoIP networks. By offering these third parties a combination of VoIP-enabling hardware and minutes, we believe we offer a strong competitive advantage over other VoIP providers, who primarily provide minutes over personal computers. Our distributors purchase an integrated solution of both hardware devices as well as VoIP minutes in bulk, predominantly on a pre-paid basis, and then sell it through their respective distribution channels.

   We initiate and manage relationships with our international distributors through a global sales force, located in the United States, South America, Europe, the Middle East and Asia. These distributors are then responsible for their own sales and marketing efforts ultimately down to the end user. Typical channel partners include Internet service providers, or ISPs, value added resellers, Internet cafe owners, systems integrators and telecommunications providers. These distributors then sell Net2Phone's integrated solutions of hardware and minutes to businesses, Internet cafes, public call centers, retail computer stores, hotels or directly to end-users. Many of our distributors are not limited to purchasing combined offerings of devices and minutes, but may purchase minutes separately, and then sell Net2Phone account numbers through their distribution channels. We provide both customer service and technical support to our distributors, who then provide customer service and technical support through their distribution channels directly to their end users.

   The hardware and Internet devices, such as IP phones, we sell to these distributors, allow end users to place a VoIP call without a computer. This is an important piece to our marketing strategy, as many countries do not have the widespread personal computer penetration that exists in the United States. By using an IP phone or other device instead of a computer to place a call, end users can improve the quality of the call as well as the overall user experience. An end user may access our VoIP network through the use of other Internet devices, such as our YAP Jack Plus, in conjunction with a regular telephone. Thus, a user can plug a regular telephone into a Net2Phone powered device for narrow-band or broadband services, which then connects the call to a local data network. The call is then routed to Net2Phone's VoIP network, which then connects to a gateway. The gateway then transfers the call off the VoIP network and onto the public switched telephone network, or PSTN, and the call is then completed locally to the caller's destination. We typically contract with third parties to build these IP phones and other Internet devices, embedding either Net2Phone's calling engine and protocols or industry standard (e.g., SIP) protocols inside the device.

   (b) Carrier Services

   Through our VoIP network, we offer carriers a low-cost, high quality, alternative for the transport and termination of voice and fax communications. We generate revenue from carriers through the sale of access to our network, via a VoIP interconnect, and through call termination charges. We sell access to our network to traditional circuit-switch carriers, and also to other VoIP carriers via what we call a VoIP interconnect. Through the medium of a VoIP interconnect, we link our VoIP network with other VoIP carriers' networks, and then buy and sell minutes to and from these carriers. With little capital expense, this linking of networks allows us to reduce termination costs, increases the number of termination destinations available for us to resell and expands our customer base. It is also easier and less expensive for us to support VoIP networks than traditional networks.

   We previously announced our intention to reduce our carrier services activities and to seek only higher margin business. We recently reiterated that decision and our intention to continue to de-emphasize our traditional carrier services, and to that end, we plan on limiting our carrier activity to selected carriers. IDT was our largest traditional circuit-switch carrier customer in fiscal 2002, representing approximately 9% of our revenue for the fiscal year.

   (c) Direct to Consumer Services

   We provide our PC-to-phone service to consumers globally through our web site at www.net2phone.com via our CommCenter(SM) service. Our CommCenter service can be downloaded from our web site in six different languages (English, Spanish, French, Italian, German and Portuguese). CommCenter allows users with Internet access to place telephone calls from their personal computer, or PC, to any other PC or telephone in the world at rates which are almost universally lower than the rates charged by traditional network carriers.

   In addition, we work with multiple Internet service providers, or ISPs, and other Internet portals to distribute our PC-to-phone service. For example, our services are fully embedded in the Instant Messaging programs of AOL, Yahoo! and Microsoft, so that Instant Messaging users can easily place phone calls from their PCs using Net2Phone technology.

   2. Domestic Retail Services

   We sell domestic VoIP minutes through the sale of disposable and rechargeable prepaid calling cards. Using multiple distributors, we sell disposable calling cards, marketed primarily to ethnic communities. Recent immigrants and members of these ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. These cards can be purchased throughout the country at local retailers such as newsstands. Our largest pre-paid disposable calling card distributor, representing approximately 22% of our revenue for fiscal year 2002, is Union Telecard Alliance, which is an affiliate of IDT. We are currently de-emphasizing our domestic disposable calling card business.

   Our rechargeable calling cards are linked to a customer's credit card. The Net2Phone Direct(R) card, which is particularly convenient for use by travellers, is currently available for originating calls from 25 different countries and often offers lower rates than other long distance providers. Our Pennytalk(SM) card caters more to callers who tend to talk for long periods of time, offering a domestic rate of $0.01 per minute with an initial connection charge of $0.49.

   We market our rechargeable pre-paid calling cards through advertising in traditional direct-response print in domestic publications. In addition, many customers enroll for calling card services on the company's web site. We also market through loyalty programs as well as through e-mail based programs to existing customers.

   3. Broadband Telephony Solutions

   We have leveraged our seven years of experience in VoIP services to develop the first outsourced VoIP solution for cable operators that complies with cable industry standards. We intend to target non-U.S. cable operators as well as small to mid-size cable operators in the U.S. who may be more likely to prefer to buy rather than build their own cable telephony solutions because of the significant cost and other resources necessary to build an internal solution. By offering a broadband telephony solution, we enable cable operators to offer their subscribers the third leg of the "triple play" of voice, video and data services and provide them with the opportunity to generate incremental revenue and reduce churn. By hosting a complete solution, we also enable cable operators to reduce the significant operating expenses associated with building an internal solution.

   Using the Net2Phone solution, the cable operator maintains ownership of the customer, service brand, and first level customer and technical support. In turn, we support the back office platform, switching and transport, ongoing operations and higher levels of technical support to deliver a fully managed solution. We track and monitor voice quality and network performance metrics from start to finish and provide cable operators with a full view of the status of telephone calls routed over their network. Consumers benefit from cost savings over their current phone service, in addition to receiving a unified bill aggregating cable TV, high-speed Internet access and telephone services.

   We initiated our first deployment of our cable broadband solution with Liberty Cablevision of Puerto Rico in June 2002. This deployment began with a trial to approximately 100 subscribers without charge. We are currently moving to a second stage of deployment, during which we will commence billing, acquire market research and validate the scalability of our technology. Although we are currently evaluating our business model for supporting such a solution, we do expect to collect some minimal revenues from monthly maintenance fees, platform usage fees, and per-minute termination fees beginning in fiscal 2003.

Our Strategic Relationships

   We maintain strategic relationships with several investors and customers that are an important part of our business plans. During fiscal 2002, we terminated or substantially reduced our reliance on several strategic relationships that were no longer essential to our business plans. We also sold our ownership interests in some of these companies, and in other instances, we have elected not to participate in additional financing requests from these companies, thereby reducing our equity interest in these companies to a point where our relationships are no longer material.

 Our Relationship with IDT Corporation

   We continue to maintain significant business relationships with IDT Corporation and its affiliates. Our companies' headquarters are located in the same building in Newark, New Jersey. Our Chairman of the Board, Howard Jonas, is also Chairman of the Board of IDT, and four other members of our thirteen member board of directors are employees and/or directors of IDT. We also have the following material business relationships with IDT:

   o IDT is our largest carrier customer, and an affiliate of IDT, Union Telecard Alliance, is our largest pre-paid disposable calling card customer;

   o We are a customer of IDT, using its network for a portion of our long distance traffic;

   o Our Newark, New Jersey headquarters, as well as our facilities in Hackensack and Piscataway, New Jersey, are leased from IDT;

   o We lease equipment storage space for some of our networking hardware from IDT locations in New Jersey and London, and occasionally at other IDT locations around the world;

   o On occasion, we have aggregated long distance minutes and other services purchases with IDT;

   o We have entered into, and may continue to enter into, joint ventures and other investments with IDT that we believe to be mutually beneficial. For example, in April 2002, we formed Enterprise Communication Solutions, LLC, a Delaware limited liability company, with an affiliate of IDT to develop and offer voice communications services, data services and software systems based on VoIP technology to large U.S. corporate customers. The business plan for this company is still being developed; and

   o On occasion, we provide outsourced services to IDT, and IDT provides outsourced services to us.

   For more information relating to our relationship with IDT, please see Note 13 to our financial statements included elsewhere in this Form 10-K.

 NTOP Holdings, L.L.C. and Our Relationship with Liberty Media

   In October 2001, IDT, Liberty Media Corporation and AT&T formed NTOP Holdings, L.L.C., a limited liability company, which through a series of transactions among AT&T, IDT and Liberty Media, now holds an aggregate of 28,896,750 million shares of our Class A common stock representing just over 50 percent of our outstanding capital stock, and controls approximately 64% of our stockholder vote. IDT controls the right to vote the shares of our Class A common stock held by the LLC in most matters, and is the managing member of the LLC.

   In June 2001, we entered into a Binding Memorandum of Understanding with Liberty Media Corporation, which provided Liberty Media with a license for our VoIP and other proprietary technology. As a result of the new corporate structure formed in October 2001, and the restructuring of our relationship with Liberty and IDT with respect to our broadband initiative, the Memorandum of Understanding no longer reflected our anticipated business relationship with Liberty. Accordingly, we terminated the Memorandum of Understanding in May 2002, including the license granted to Liberty and the right to receive the future payments provided for therein, and instead began working closely with Liberty Media Corporation to develop the business model for offering a fully outsourced telephony solution to Liberty Media cable operators. To that end, we entered into an agreement with Liberty Cablevision of Puerto Rico, an affiliate of Liberty Media, in June 2002 to begin a pilot of such a service, which is ongoing.

Other Relationships

   During fiscal 2002, we have reduced our reliance on several strategic partners that were material to us in fiscal 2001. Below is a brief description of the current status of certain of these relationships below.

 Yahoo!

   On July 24, 2000, we entered into a three-year exclusive services and marketing agreement whereby Yahoo! granted us exclusivity on the Yahoo! network of properties. We also committed to make advertising media buys. The 2000 Yahoo! agreement provided, among other things, that: (1) Yahoo! would embed our Internet telephony software into its Yahoo! Messenger software client; (2) Yahoo! would use our network to carry traffic to and from its voice portal that was not yet available to the public; and (3) we would be permitted to market our products and services to users of the Yahoo! voice portal.

   At the time, our future obligations under the 2000 Yahoo! agreement were advertising commitments and placement fees, which were to be paid over the life of the contract, and an upfront signing fee. The 2000 Yahoo! agreement also provided for revenue sharing after costs were recovered. It became apparent during the second quarter of fiscal 2001 that the actual usage for our telephony services would be significantly less than projected with the result that we would neither cover the costs of continuing the service, nor be able to cover the incremental cost of the placement or advertising commitments.

   The 2000 Yahoo! agreement also required us to provide free domestic U.S. PC-to-phone calling to consumers. The cost for the free minutes was initially projected to be covered by international calling margins and advertising on the PC-to-phone platform. This advertising model was not successful.

   As a result of these factors, in December 2000, we agreed to pay Yahoo! a one-time fee of $19 million to terminate the 2000 Yahoo! agreement and wrote off previously capitalized advance payments of $12 million that were being amortized over the three-year contract period. The $19 million termination fee was significantly less than the costs that we would have incurred had the 2000 Yahoo! agreement not been terminated.

   We entered into a new agreement with Yahoo! in March 2001, whereby we provided paid VoIP services to Yahoo! The fees we charged Yahoo! for the services were at competitive rates reflective of current market conditions and demand for these services. The 2000 Yahoo! agreement and the March 2001 Yahoo! agreement are separate and distinct agreements. Accordingly, we wrote off the $19 million one-time fee and $12 million of unamortized advance payments, as we were not receiving any future benefit under the 2000 Yahoo! agreement.

   Under the March 2001 Yahoo! agreement, we paid to Yahoo! a percentage of PC-to-phone gross revenues from Yahoo! subscribers as well as revenues we received from users of the Yahoo! voice activated dialer after deducting agreed upon per minute charges made by Net2Phone. Under the March 2001 agreement, Yahoo! paid Net2Phone on a per minute basis for the 1-800 My-Yahoo services hosted by Net2Phone. The March 2001 agreement expired by its terms on December 31, 2001.

   We entered into a new agreement with Yahoo! on January 29, 2002 replacing the March 2001 agreement. Under the new 2002 agreement, Yahoo!'s users continue to use Net2Phone's voice activated dialing and PC-to-Phone services that were offered under the prior agreement. We receive per minute fees from Yahoo! for calls using the voice activated dialing service and pay Yahoo! a percentage of gross revenue derived from users of the PC-to-phone service. The 2002 agreement expires by its terms on November 15, 2002.

 Microsoft

   On June 2, 2000, we entered into a three-year agreement with Microsoft to integrate our VoIP products and services into Microsoft's MSN Messenger. Under this agreement, Net2Phone served as Microsoft's exclusive Internet telephony service provider. This agreement was terminated in anticipation of Microsoft's release of its new SIP-based Internet telephony service provider program to be launched in conjunction with a new release of Microsoft's instant messaging program.

   On October 10, 2001, we signed a one-year integration and marketing agreement with Microsoft pursuant to which Microsoft includes Net2Phone, for a fee, as one of its approved Internet telephony service providers in its new version of Microsoft's Instant Messaging Service software. Users of the new Internet Messaging Service are able to choose us as their Internet telephony service provider for the purpose of making PC-to-phone calls and to access other telephony related services from us. We are solely responsible for establishing the pricing plans and promotions relating to its services. This agreement by its terms expired on October 10, 2002, and we are currently negotiating an extension with Microsoft.

 ADIR Technologies

   We formed ADIR Technologies, Inc., along with several minority stockholders, including IDT, in 2000 to develop and market network management software for VoIP and other packet-based multimedia networks. In June 2001, ADIR entered into a sales coordination agreement with Cisco Systems, Inc., a minority investor in ADIR, and we believed this agreement would lead to Cisco working with ADIR to jointly market ADIR's network management platform. In August
2001, ADIR acquired all of the issued and outstanding capital stock of NetSpeak Corporation, a Florida corporation.

   In March 2002, Net2Phone and ADIR filed suit against Cisco and a Cisco executive in the United States District Court for the District of New Jersey. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent acquisition of Netspeak. We consummated a settlement agreement in August 2002. For a description of this litigation, see Legal Proceedings below and Note 21 of our financial statements included elsewhere in this Form 10-K.

   As the result of the litigation between the parties and the ultimate settlement of that litigation, the relationship between ADIR and Cisco has ended. Therefore, we intend to stop pursuing ADIR's original business plan, which was largely dependent on marketing arrangements with CISCO. We are currently examining alternative approaches, including pursuing possible business development opportunities or merger and acquisition transactions with third parties. We expect to continue to use Cisco products and maintain our business relationships with Cisco that are not related to ADIR.

Customer and Technical Support

   We provide customer service on various levels to different customers. Within the ICS unit, customer service and technical support is provided directly to channel sales distributors. The distributors provide their own support directly to their sub-distributors and end users. Our Network Operations Center, or NOC, provides support to carriers and monitors our telephony network 24 hours a day, seven days a week. Consumers who access our services directly through CommCenter, Net2Phone Direct or Pennytalk receive customer service and technical support through multilingual telephone communication, web-based customer service as well as e-mail support. Over the past year, we scaled back our internal customer support and migrated to an outsourced solution, allowing us to utilize multiple call centers globally to provide better support to our worldwide customer base. Additionally, we upgraded our web-based customer management system, allowing customer service agents around the world to access customer information and provide improved support.

Technology

   All of our services rely on similar technology to transmit calls over data networks, such as the Internet. We compress and digitize voice into packets and send the packets over data networks around the world. All calls are routed to our managed softswitch, which is a software-based product that provides call control functionality and rates; manages and enrolls customers; and bills calls and routes them to the closest gateway to the recipient. Unless the recipient is an on-line device, the packets are then reassembled and the calls are transferred to the public switched telephone network (PSTN) and directed to a regular telephone anywhere in the world.

   We believe that reliable and flexible billing, information management, monitoring and control systems are critical to our success, and support all of our products and services. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key elements of this system include:

   o customer provisioning;

   o customer access;

   o fraud control;

   o network security;

   o call routing;

   o call monitoring;

   o call reliability; and

   o detailed call records.

   Our Network Operations Center, or NOC, located at our headquarters in Newark, New Jersey, employs a staff of approximately 15 people, and incorporates a Data NOC and a Voice NOC to provide 24/7 support to our operations around the world. We use network management tools to manage call quality and view all gateways and traffic in real-time from the NOC. We have hubs in the United States, United Kingdom and Hong Kong to route voice traffic within particular regions, thereby enhancing the quality of the calls. The Voice and Data NOCs manage the entire Net2Phone network.

   Additionally, our NOC group provides technical support to troubleshoot equipment and network issues at all times, to ensure that issues are remedied through multiple engineering groups. Our out sourced customer service centers also rely on our customer service group for the resolution of outstanding technical issues.

   Our goal is to comply with standards set forth by telecommunications operators, Internet telephony consortiums and broadband providers in order to further expand the reach of our network. Currently, our technology complies with the following standards:

   o Voice Codecs: Lucent SX9600, SX7300 ; G.729 ; G.711 ; G.723

   o Broadband : DOCSIS 1.1

   o Fax : FRF11.1 Annex D ; T.30 and T.4 via PCM pass through

   o Packetization: Real Time Protocol (RTP)

   o VoIP Signaling: SIP; H.323; MGCP

   o DTMF: RFC2833; SIP INFO with MGCP body attachment

   o PSTN Signaling: SS7/ANSI SS7

   Our customers may access our VoIP telephony services via multiple points, varying slightly by product and/or service. Our services are organized around these various access points.

 International Communications Services

   (a) Channel Partners. Many of our users who become customers through our channel partners access our network through Internet devices that incorporate our VoIP technology. A user can plug a regular telephone into one of these devices that compresses voice into packets that are then routed appropriately in the same manner as our other VoIP calls.

   In order to improve efficient management of product offerings, we have added new reporting tools that now provide all groups with a direct view into the network's performance. We have also created a multi-level technical support interface, allowing channel partners to view both their account activity as well as the activities of their sub-distributors and end users. We also support the user interface for foreign currency, allowing channel partners to charge their users in their currencies while partners pay us in U.S. currency.

   (b) Carrier Services.   Our carrier partners gain access to our network
through a carrier network interconnect. We maintain core interconnect locations, or hubs, in Newark and Piscataway, NJ, London and Hong Kong for both our traditional carrier interconnects and our VoIP interconnects. With regard to our traditional carrier interconnects, we can use an ISDN (integrated services digital network) interconnect for a PSTN (public switched telephone network) customer, or we can utilize other telephony signaling standards, such as SS7 in the U.S. or C7 in Europe. With regard to our VoIP interconnects, we can interconnect either via SIP or H323, two of the primary VoIP interconnect standards in use today. Once the networks are interconnected, we work with each partner to buy or sell minutes to each other through a unilateral or bilateral carrier agreement.

   (c) Direct to Consumer Services. Our PC-to-phone application is simple to install and to use and has won various industry awards. The software is organized into two elements: an application interface engine and an internet telephony calling engine. The software is flexible and customizable and the newest version of the domestic software supports buddy lists for building online calling communities. Through presence management, callers can identify which of their friends, family or coworkers are online and then choose to initiate either a voice or text conversation via the Internet. Consumers can initiate calls from their Internet-connected PCs which then dispatch the call to a telephone or a multimedia Internet-connected PC.

 Domestic Retail Services

   Our calling card customers access our services by dialing an access number that reaches one of our gateways. These gateways convert calls into packets and then the calls are sent over an IP network to another gateway. The calls are then taken off the IP network and transmitted locally over the public switched telephone network, or PSTN. We are currently in the process of installing new standards-compliant higher-density gateways with lower "latency," which means less of a delay between the moment a caller speaks and the moment the listener hears what was said. Early tests have indicated improved quality of calls as a result of this upgrade.

 Broadband Telephony Solutions

   End users can access our VoIP services by plugging a regular telephone into a cable modem equipped with Net2Phone's protocols. Calls are then routed and managed over the cable operator's network to our IP network, where the calls are then routed to the closest terminating gateway. The calls are then taken off the network and completed locally over the PSTN. From the moment a subscriber picks up the handset and a call is initiated across the local cable network to Net2Phone's global IP network and then terminates to the PSTN, our sophisticated management system provides both Net2Phone and the cable operator with a real-time view of each network segment enabling them to monitor, diagnose and troubleshoot any issues.

Competition

 International Communications Services

   Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market, such as India, allows for new entrants to establish a foothold and offer competitive services more easily. Competitors include both government-owned phone companies as well as emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, breadth of geographic presence, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

   Some providers, such as Go2Call, DeltaThree, Inc. MediaRing and Innomedia, offer similar services to ours, including international communications services and direct-to-consumer product offerings. Wholesale Internet Telephony Service Providers (ITSPs), such as ITXC Corp. and iBasis, Inc. compete with our carrier services, and could become meaningful competitors to our international communications services group.

 Domestic Retail Services

   The long distance market in the United States is highly competitive. There are several much larger and numerous similar-sized and smaller competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Competitors include AT&T, Sprint, IDT and Regional Bell Operating Companies (RBOC), all of whom offer services and products competitive with ours on the above factors, including offering their own pre-paid calling cards.

 Broadband Solutions

   Net2Phone believes that it presently provides the only fully outsourced IP telephony solution for cable operators that complies with cable industry standards. Other providers, such as Vonage, DeltaThree, Inc. and Gemini Voice Solutions, offer telephony services over cable networks, but, unlike Net2Phone, we believe that they can neither offer cable standards-compliant solutions nor can they deliver a fully managed solution that enables the cable operator to transform all phone jacks in a residence from the local phone company to the cable operator. Our ability to sell our broadband product may be further limited by the fact that major cable operators may elect to build their own internal cable telephony solutions.

Research and Development

   At our research and development centers, we employ approximately 30 engineers, whose technical expertise covers software, hardware, switching, security, voice compression, protocols, web applications, PC development, interactive voice response systems, VoiceXML, speech applications, next-generation signaling, firewalls and NATs (network address translations), engineering real-time online transactions, billing and network and call management. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services.

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

   o enhancements to our enhanced services platform to host interactive voice response and VoiceXML applications;

   o development of speech enabled calling applications;

   o interactions between voice over IP protocols, NATs and firewalls;

   o multiprotocol VoIP support to embrace multiple VoIP calling devices and platforms;

   o protocol support for IP calling software and devices; and

   o enhancements to end-to-end cable telephony solutions and related applications.

   Our future success will depend, in part, on our ability to improve existing technology, retaining services of talented employees and developing new products and services that incorporate leading technology.

   Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Software development costs are our only research and development expenditures. For the years ended July 31, 2002, 2001 and 2000, research and development costs totaled approximately $11,185,000, $10,360,000, and $4,692,000, respectively. We anticipate that our research and development costs will decrease in the short term as we consolidate our two research development centers, resulting in a reduction in payroll and other operating expenses.

Regulation

   The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

   United States. In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that in the future it would consider the extent to which phone-to-phone-Internet telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same functionality as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as "telecommunications carriers." Thus, the FCC currently does not impose regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services, although it could determine to do so in the future.

   To date the FCC has determined that providers of Internet telephony services should not be required to pay interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001 in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation -- the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies. If we were required to increase our rates as a result of new FCC regulations, this could have a significant impact on our ability to compete with long distance carriers.

   Additionally, on October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. This petition and subsequent ILEC reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Similarly, the FCC could conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements. We cannot predict what regulations, if any the FCC will impose.

   In addition, other aspects of our operations may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, universal service funding, and licensing. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase our costs of providing service.

   Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Similarly, the State Public Service Commission
(PSC) of New York has ruled (with respect to another company providing IP telecommunications,) that certain IP services may be considered telecommunications services subject to access charges depending on how much of the service is provided over IP networks.

   As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

    International. The regulatory treatment of IP communications outside the United States varies significantly from country to country. Net2Phone operates on a global scale. The regulations we are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote what we believe to be sufficient resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

   While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could pose a threat to our ability to provide services, the lifting of regulations in a country generally will enable us to expand our services and presence in that country.

   In some cases where access to some of our services has been blocked by government-controlled telecommunications companies, we have tried to negotiate agreements with those governments to provide our services. We intend to continue to do the same where similar situations may arise. No assurances can be given, however, that we will be successful in such negotiations or that we will be able to provide alternative means of accessing our services that will not be blocked by foreign governments or government-controlled telecommunications companies. The varying and continually changing regulatory landscape of Internet telephony in the countries in which we currently provide or may provide services may adversely and materially affect our business, financial condition and results of operations.

   In addition, as we expand into additional foreign countries, some countries may conclude that we are required to qualify to do business in their country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business.

   Moreover, our distributors in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with every regulatory or other legal requirement in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will remain in compliance with all requirements. Failure of our distributors to comply with these requirements could adversely affect our business.

   Regulation of the Internet. In addition to regulations addressing Internet telephony specifically, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

   Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. For instance, the extension of the Internet Tax Freedom Act prohibits the taxing of certain Internet uses through November 1, 2003. We cannot predict whether new taxes will be imposed on our services or, depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

Intellectual Property

   We rely on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to enforce our rights in our intellectual property against others.

 Patents

   We currently own two VoIP related patents issued in the United States and have over thirty other applications pending in both the U.S. and abroad. The two U.S. patents are patent number 6,137,792, or Patent `792, and patent number 6,389,038, or Patent `038. Patent `792 relates to a method and system for enabling data transmission over a bypass circuit-switched network between two computers connected to a public packet-switched network, such as the Internet. Patent `038 relates to a method and system for combining plural independently addressable packets into a larger packet, called a SuperPacket, which improves the utilization of a telecommunications channel, and helps reduce latency. Because these patents relate to our core business, we believe these patents have value. Patent `792 was issued on October 24, 2000 and expires October 24, 2020. Patent `038 was issued May 14, 2002 and expires May 14, 2022.

   In addition to the above referenced patents, we own a majority interest in ADIR Technologies, Inc., which wholly owns NetSpeak, Inc., a Florida corporation. NetSpeak owns a portfolio of ten patents. We are currently conducting an investigation into the scope and value of these patents, some of which relate to our core VoIP technology.

   The ability to make, use, sell or offer for sale our products and services is important to our business. We are aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. It is possible that certain patent infringement claims might be asserted successfully against us in the future. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and/or secure an expensive license. A substantial amount of the attention of our management may be diverted from our ongoing business. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. These claims could materially adversely affect our ability to operate and our financial condition and results of operations. We may be able to use our own patents against such claims, for example, if cross-licenses are warranted.

   Although we have no knowledge that we infringe the patent rights of any third party, on February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and several other companies in the United States Federal District Court in Minneapolis, Minnesota, asserting patent infringement. For a discussion of the Multi-Tech proceeding, see Legal Proceedings below.

 Trademarks

   We own twenty-seven registered trademarks in the United States and more than fifty foreign registered trademarks. Our most important mark is NET2PHONE. We have made a significant investment in protecting this mark, and we believe it has achieved recognition in the U.S. and abroad. We are currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries. There can be no assurance that we will be able to secure registration and maintain protection for NET2PHONE in all the countries where we deem it important to do so. Competitors of ours or other third parties may adopt marks similar to our mark NET2PHONE, thereby interfering with our efforts to build brand identity and possibly leading to customer confusion.

   We have encountered trademark oppositions challenging our registration and use of the NET2PHONE mark in several countries. We have also encountered refusals to registration from local trademark offices in several foreign countries, typically based on the asserted grounds that the mark is descriptive/non-distinctive or that it conflicts with a prior registered mark. In addition, in a limited number of situations, third parties have challenged our marks. Our practice is to oppose vigorously such challenges, and we have generally been successful.

   Unlike patents, which have a limited duration, our trademarks will continue to be registered so long as we pay the required fees and the company does nothing to lose its rights, such as permit others to use the same mark.

 Domain Names

   We have registered many Internet domain names that contain the term NET2PHONE. We cannot assure you that we will be successful in obtaining all of the domain names that we would like to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. We have encountered several instances of third parties who have registered the term NET2PHONE within a domain name. We have generally had success in obtaining the transfer of those domains that we deemed important to our business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings, or other means, but we cannot assure you that we will be successful in the future in obtaining all domains that we deem important. Finally, there are many variations of the word NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because we are in large part an Internet business, we may be negatively impacted by the unauthorized use of the word NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

 Confidentiality Agreements

   All key employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential company information except in the performance of their duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee or consultant while they were employed by us do not vest in the company automatically by operation of law, the employee or consultant is required to assign their rights to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Employees

   As of July 31, 2002, we employ 290 individuals full-time, 4 individuals part-time, and 3 individuals on a temporary basis. These employees include approximately 109 in technical support and customer service, 56 in marketing and sales, 41 in management and finance, 61 in operations and 30 in research and development. We anticipate that by December 2002, as a result of consolidations primarily related to our research and development and network operations areas, we will reduce the number of full-time employees by approximately 63. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

   For the year ended July 31, 2002, 45% of our revenue was derived from international customers, and 55% from customers in the United States. Substantially all our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 20 to our financial statements included elsewhere in this Form 10-K.

Executive Officers

   The following are the executive officers of Net2Phone as of October 29, 2002:


                                                                                     Executive
Name                                                                        Age    Officer Since            Present Office
----                                                                        ---    -------------            --------------
Stephen M. Greenberg....................................................     58        2000        Chief Executive Officer and
                                                                                                   Vice Chairman of the Board

Norman Klugman..........................................................     52        2002        Chief Financial Officer and
                                                                                                   Chief Operating Officer

Jonathan Reich..........................................................     36        1999        President, Worldwide Sales and
                                                                                                   Marketing

Bruce Shoulson..........................................................     62        2001        General Counsel and President of
                                                                                                   Broadband Division

Jeffrey Skelton.........................................................     36        2000        Chief Technology Officer

Glenn J. Williams.......................................................     39        1999        Corporate Secretary and
                                                                                                   Executive Vice President of
                                                                                                   Legal and Business Affairs

   Stephen M. Greenberg is presently our Chief Executive Officer and Vice Chairman of our Board of Directors. Mr. Greenberg practiced law for 32 years prior to joining us. His legal career began in Newark, New Jersey in 1968. He served as Executive Assistant to the United States Attorney for the District of New Jersey from 1969 to 1971. Before joining Net2Phone, Mr. Greenberg was a founder of and senior partner in the New Jersey law firm of Stern & Greenberg. Mr. Greenberg has received many honors including one for Outstanding

Personal Achievement from the New Jersey Bar Association. He is also a Commissioner of the New Jersey Public Broadcasting Authority and a member of the New Jersey Israel Commission.

   Norman Klugman has been our Chief Financial Officer since March 2002 and also our Chief Operating Officer since August 2002. From 1993 to 1994,
Mr. Klugman was Chief Operating Officer of Worldcom/LDDS. From January 1994 to December 1995, Mr. Klugman was founder and Chief Executive Officer of Trescom International, a facilities-based international long distance company. From 1995 to March 2002, Mr. Klugman was a consultant for various companies in the telecommunications and other industries. From March 2001 to July 2001, Mr. Klugman served as interim Chief Financial Officer for Teligent, a telecommunications company that provided local, long distance, and high-speed Internet access to businesses.

   Jonathan Reich has been our President, Worldwide Sales and Marketing since July 2002 and our Executive Vice President--Marketing and Corporate Development from January 1999 to July 2002. Prior to his employment with us, Mr. Reich was IDT Corporation's Senior Vice President of Advertising, Marketing and Business Development in charge of strategic relationships for both us and IDT Corporation from June 1997 to December 1998 and IDT Corporation's director of advertising from January 1995 to November 1997. From 1992 to 1993, Mr. Reich worked for Sanford Bernstein & Co. as an associate analyst. Prior to this, Mr. Reich was an internal consultant for Morgan Stanley & Co.

   Bruce Shoulson has been our General Counsel since February 2001 and the President of our Broadband Division since July 2002. Mr. Shoulson practiced law for 36 years with the law firm of Lowenstein Sandler P.C. prior to joining Net2Phone. Mr. Shoulson was a partner at Lowenstein Sandler from 1970 until he joined us in February 2001.

   Jeffrey Skelton has been our Chief Technology Officer since September 2000 and a senior engineer since December 1997. Prior to his employment with us, Mr. Skelton was a principal technical staff member and a software engineer at AT&T from 1988 to December 1997.

   Glenn J. Williams has been our Executive Vice President of Legal and Business Affairs and Corporate Secretary since February 2001. From October 1999 to February, 2001, Mr. Williams served as our General Counsel and Corporate Secretary. Prior to joining us, Mr. Williams served as Associate General Counsel to IDT Corporation from December 1998 to September 1999. From August 1997 to December 1998, Mr. Williams served as Associate General Counsel to a privately held company and from 1994 to 1997 worked as an attorney in private practice, including representing the New Jersey Sports and Exposition Authority.


Risk Factors


   In addition to other information in this Form 10-K and any documents incorporated by reference to this Form 10-K, the following risk factors should be carefully considered when evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline.

           Risks Related to Our Financial Condition and Our Business

We have never been profitable. If we continue to incur losses, we may not be able to finance the commercial deployment of our products and services.

   We have never been profitable on an annual basis. Our aggregate revenues from inception to July 31, 2002 were approximately $408.4, and our accumulated deficit was approximately $773.7 million as of that date. We will need to generate significant revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history makes evaluating our business difficult.

   IDT formed us as a subsidiary in October 1997. Prior to that, we conducted business as a division of IDT. Therefore, we have only a limited operating history with which you may evaluate our business. You must consider the numerous risks and uncertainties an early stage company like ours faces in the new and rapidly evolving market for Internet-related services. These risks include our ability to:

   o increase awareness of our brand and continue to keep and build our customer base;

   o develop and implement effective marketing and business plans;

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

   In addition to our current minutes-based revenue, we are beginning to pursue new revenue opportunities, such as from our broadband telephony business. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that these investments will be profitable. For example, in fiscal 2002, we pursued new Web-based revenue opportunities from banner advertising, and then elected to exit those lines of business and focus on our core business units. In fiscal 2003, we intend to devote significant resources to implement our broadband telephony business initiative. Our business model for our broadband telephony business has not been tested, and may not be attractive to potential cable operator customers. Also, we have not tested our broadband telephony solution on a large scale, and therefore, we cannot be sure our solution will be scalable to the extent necessary to serve a large customer base.

We may have difficulties managing our operations, which may reduce our chances of achieving profitability.

   Our future performance will depend, in part, on our ability to manage our business growth effectively. To that end, we will have to undertake the following tasks, among others:

   o continue to develop our operating, administrative, financial and accounting systems and controls;

   o continue to improve coordination among our engineering, accounting, finance, marketing and operations personnel;

   o continue to enhance our management information systems capabilities; and

   If we cannot accomplish these tasks, our chances of achieving profitability may be diminished.

If we fail to establish and maintain strategic relationships, our sales would suffer.

   We currently have significant strategic relationships with IDT Corporation and Liberty Media. For a complete description of these strategic relationships, see Strategic Relationships above. We depend on these relationships to help us:

   o expand our customer base;

   o distribute our products to potential customers; and

   o increase usage of our services.

   We believe that our success in the ICS and broadband areas depends, in part, on our ability to develop and maintain relationships with leading hardware and software companies, as well as our many distribution partners.

   In addition to these strategic relationships, we rely on one of our vendors, LG Electronics, to manufacture approximately fifty percent of the hardware devices sold by our channel sales and distribution group. We do not have a contract with LG Electronics, and therefore, LG Electronics could stop providing us with these products with little or no prior notice. While we believe our relationship with LG Electronics is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace LG Electronics if necessary, this could take a period of time during which our channel sales and distribution group's hardware sales could be materially impacted, and this could impact our ability to service some of our customers for this period of time. We are currently devising a plan that can be implemented quickly to avoid or significantly reduce this period of time if LG Electronics were not continue to provide us with these devices in a timely maner.

We have and plan to increasingly depend on our international operations, which subject us to unpredictable regulatory, economic and political situations.

   Our customers based outside of the United States generated approximately 45% percent of our revenue during fiscal 2002. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

   o changing regulatory requirements, which vary widely from country to country;

   o action by foreign governments or foreign telecommunications companies to limit access to our services;

   o increased bad debt and subscription fraud;

   o legal uncertainty regarding liability, tariffs and other trade barriers;

   o economic and political instability; and

   o potentially adverse tax consequences.

   For example, several of our largest customers are based in the Middle East, and other areas of the world, such as Argentina, where there is currently significant political and economic instability. We have experienced power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. Moreover, developments in the Middle East, such as the commencement of hostilities by the United States or others, could result in the disruption of our business in the regions affected by the hostilities. These events could also reduce travel to these regions, which could further adversely affect our calling card business, which relies in large part on the use of calling cards by travelers. We cannot assure you that these political and economic difficulties will not continue or that they will not expand into other geographic areas experiencing political and economic instability.

Competition could reduce our market share and decrease our revenue.

   The market for VoIP services is extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. Our competitors include the following:

   International Communications Services. Competitors include both government-owned phone companies as well as emerging competitive carriers such as Go2Call, DeltaThree, MediaRing and Innomedia. Wholesale Internet Telephony Service Providers, or ITSPs, such as ITXC and iBasis, compete with our carrier services business.

   Domestic Retail Services. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. Competitors include AT&T, Sprint, IDT and Regional Bell Operating Companies (RBOC), all of whom offer their own pre-paid calling cards.

   Broadband. Other companies, such as Vonage and Gemini Voice Solutions, offer telephony services over cable networks, but, unlike Net2Phone, we believe that they can neither offer cable standards-compliant solutions nor can they transform all phone jacks in a residence from the local phone company to the cable operator. Our ability to sell our broadband telephony solution product may be further limited by the fact that major cable operators may elect to build their own internal cable telephony solutions.

Our business may be affected by the proliferation and increased usage of cellular telephones.

   A significant number of our calling card customers use calling cards while traveling, both domestically and abroad. As more and more people obtain cellular telephones, and as cellular telephone users increase their usage, and begin to use their phones in broader geographic regions, including internationally, the need for these customers to purchase our calling cards may be reduced. We cannot predict how this development will impact our business, as our calling card rates could be attractive enough for cellular telephone users to continue to purchase our cards when traveling.

Pricing pressures may lessen our competitive pricing advantage.

   Our success is based partly on our ability to provide discounted domestic and international long distance services by taking advantage of cost savings achieved by carrying voice traffic over the Internet, as compared to carrying calls over long distance networks, such as those owned by AT&T, Sprint and MCI WorldCom. In recent years, the price of long distance calls has fallen. In response, we may lower the price of our service offerings. AT&T, Sprint and MCI WorldCom have adopted pricing plans in which the rates that they charge for U.S. domestic long distance calls are not always substantially higher than the rates that we charge for our U.S. domestic service. The price of long distance calls may decline to a point where we no longer have a price advantage over these traditional long distance services. Alternatively, other providers of long distance services may begin to offer unlimited or nearly unlimited use of some of their services for an attractive monthly rate. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do.

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

   We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. Our International Communications Services business requires us to rely on third party distributors to promote and market our products and services. We cannot be assured that these third parties provide the same level of effort as we do to protect the high-quality reputation we believe our services and products maintain. If they do not, our reputation may be diminished in these markets.

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

   In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company, which may be the only provider in that country. Accordingly, we may have to lease transmission capacity at artificially high rates from such a monopolistic provider, and consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing, billing or other terms of these agreements, and these disputes could affect our ability to continue to operate in these countries.

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

   Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

   o unanticipated opportunities;

   o strategic alliances;

   o potential acquisitions;

   o changing business conditions; and

   o unanticipated competitive pressures.

   While we believe we have enough cash and short-term investments to adequately fund our business for the foreseeable future, we may need to forego business opportunities relating to the above listed events if we do not obtain additional financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

   Our success depends on our ability to provide efficient and uninterrupted, high-quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events that may be or may not be beyond our control. Our systems and operations could also be interrupted by internet service providers or government owned telecommunications companies that implement network changes or blocks, which may also be out of our control. While we have built in system redundancies to reduce this risk, the occurrence of any or all of these events could still hurt our reputation and cause us to lose customers.

Unauthorized use of our intellectual property by third parties may damage our brand.

   We regard our patents, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our intellectual property. The unauthorized use of our intellectual property by third parties may damage our brand.

Defending against intellectual property infringement claims could be expensive and could disrupt our business.

   We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. Multi-Tech, Inc. has filed a lawsuit against us alleging that we infringe upon its patents. While we have received a successful preliminary ruling in this case, there can be no assurance that this ruling will not be appealed and possibly overturned. While this case is being resolved, we are incurring substantial expenses defending this claim. If Multi-Tech is successful appealing this ruling, we may be subject to significant monetary liability and our business may be materially disrupted. For a complete discussion of the Multi-Tech case, please see Legal Proceedings below.

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

Our common stock price is likely to be highly volatile.

   The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for VoIP services and telecommunications related companies in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by securities analysts, conditions or trends in the VoIP services and other Internet and telecommunications related industries, announcements made by our competitors, or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

         Risks Related to Our Relationship with AT&T/IDT/Liberty Media

   In October 2001, AT&T, IDT Corporation and Liberty Media Corporation formed NTOP Holdings, LLC, a new Delaware limited liability company which through a series of transactions among AT&T, IDT and Liberty Media now holds an aggregate of approximately 50 percent of our outstanding capital stock and 64 percent of the aggregate voting power of our capital stock. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters. This relationship contains certain risks associated with it including the following:

We may experience conflicts of interest resulting from the LLC's power to elect the members of our board of directors.

   The LLC, currently controls 64 percent of the aggregate voting power of our capital stock, and has the power to nominate and elect the members of our board of directors when such members become eligible for re- election, so long as at least five members are not affiliated with us, IDT or AT&T, as required by our bylaws. This power may give rise to significant influence and/or conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of any of the owners of the LLC.

The holdings of the LLC may limit your ability to influence the outcome of matters subject to a stockholder vote.

   The LLC is able to exert considerable influence over us, including in the election of our directors, the appointment of management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, we could be prevented from entering into certain transactions that could be beneficial to us and our stockholders. Third parties will likely be discouraged from making a tender offer or bid to acquire us because of the LLC's stock ownership and voting power.

We have contracted with IDT for various services and for the use of its telecommunications network, which contracts we may not be able to renew when they expire.

   In May 1999, we entered into agreements with IDT under which IDT provided administrative and telecommunication services to us. Since some of these agreements have expired, we will need to extend them, engage other entities to perform these services or perform these services ourselves. We cannot assure you that IDT will continue to provide these services. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services.

Some of our business relationships with IDT and its affiliates are not covered by written agreements, and, therefore, IDT could stop them at any time.

   One of IDT's affiliates, Union Telecard Alliance, is our largest customer, representing approximately 22% of our revenue for fiscal 2002. IDT is our largest carrier customer, representing approximately 9% of our revenue for fiscal 2002. While we have understandings in place with both UTA and IDT relating to the services we provide to them, these understandings have not been reduced to writing, and therefore may be terminated at any time by either party, or the terms could change without notice to us. Our relationship with both UTA and IDT is in good standing, and we do not expect the terms to change in any material respect while we negotiate and finalize written agreements with these two parties.

                         Risks Related to Our Industry

Federal, state and international regulations may be passed that could impede our business.

   The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. For example, in the United States, the Federal Communications Commission (FCC) could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet telephony. The imposition of regulations on IP communications services may negatively impact our business.

   In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. For example, access to certain services may be negatively impacted by government regulation. We cannot predict whether these regulations will restrict or prohibit our ability to provide products and services in the future. These actions and other similar actions in foreign countries may cause us to lose customers and revenue.

   New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. We cannot predict how the laws will develop with regard to IP communications and the extent of any negative impact that such regulations could have on our business. New and existing laws may cover issues that include:

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

For a more complete description of regulations affecting our business, see Regulation above.

If the Internet does not continue to grow as a medium for voice communications, our business will suffer.

   The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service that are beyond our control. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be harmed.

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

   As have many others in our industry whose customers use credit cards to purchase services, we have been the victim of consumer fraud and theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly. To date, costs related to consumer fraud and theft have not materially impacted our business or revenues. In addition, the company has introduced new consumer fraud controls, including pre-purchase credit card verification, daily tracking of usage patterns, alignment of IP addresses with customer registration data, as well as post-purchase credit card verifications.

Item 2. Properties

   Our primary facility is our headquarters and executive offices located on all or portions of four floors at 520 Broad Street, Newark, New Jersey. We also locate equipment around the world. Our principal equipment locations are in Newark, NJ, London, England, Hong Kong, China and Piscataway, NJ. Since the equipment is portable, the lease arrangements for the equipment locations are generally short term or at-will. We believe that our facilities are suitable and adequate for our business for the foreseeable future. A summary of the materially important leased facilities where we conduct business operations is as follows:


                                                                                  Total                               Lease
    Domestic Office Locations(1)                                                 Sq. Ft.         Occupant        Expiration Date
    ----------------------------                                                 -------         --------        ---------------
    Newark, New Jersey .......................................................    69,525        Net2Phone,           05/31/10
                                                                                               Headquarters

    Hackensack, New Jersey ...................................................     8,150(2)      Net2Phone           06/30/04
                                                                                                 Customer
                                                                                                  Service
                                                                                               (now vacant)

    Brick, New Jersey ........................................................    14,663       Net2Phone and         03/31/06
                                                                                             Adir Laboratories

    Boca Raton, Florida ......................................................    51,740(2)    Adir/Netspeak          08/9/10

    West Long Branch, New Jersey .............................................    31,485         Net2Phone           09/30/07
                                                                                               Laboratories

    Foreign Office Locations
    ------------------------
    Jerusalem, Israel ........................................................     1,800       Net2Phone MEA         07/14/03

    Warsaw, Poland ...........................................................     2,153         Net2Phone            Month
                                                                                                  Global             to month

---------------
(1) We lease approximately 20,000 additional square feet of office space in New York, New York, and Boston, Massachusetts that is currently vacant, or close to vacant. We have either subleased or are currently attempting to sublease this space.
(2) As a result of our restructuring in early 2002, and the reduction of work force that was part of this restructuring, we are not utilizing all of the square footage at these facilities and we are attempting to sublease parts of this space.



Item 3. Legal Proceedings

 Multi-Tech

   On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We continue to defend the lawsuit vigorously. On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all of the patents subject to the lawsuit that Net2Phone considers favorable to its non-infringement defenses. In light of the order, Net2Phone expects Multi-Tech to agree to a stipulation of non-infringement and joint motion for entry of final judgment dismissing all of Multi-Tech's infringement claims. Multi-Tech is likely to appeal the Markman order to the Circuit Court of Appeals contesting the Court's construction of the patent claims.

 Class-Actions

   Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against more than 100 other companies that had their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We recently have been able to secure the voluntary dismissal of our executive officers from the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However an unfavorable decision in one or more of these cases could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

 Cisco Systems

   In August 2002, Net2Phone and its subsidiary, ADIR Technologies, consummated the settlement of their lawsuit filed in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco employee who had served as a director of Adir. The complaint sought compensatory and punitive damages based upon claims for misappropriation of trade secrets, fraud, unfair competition, breach of contract and breach of fiduciary duties. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in Adir in 2000 for purposes of developing Adir's VoIP software and out of Adir's subsequent purchase of NetSpeak, Inc. in August 2001. The parties agreed to settle the suit on July 31, 2002. Under the terms of the settlement, during the first quarter of fiscal 2003, Net2Phone received the shares representing 18.5% of Adir owned by Cisco and SoftBank Asia Infrastructure Fund and Cisco paid Net2Phone and Adir the sum of $19,500,000.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2002.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our stock is quoted on the Nasdaq National Market under the ticker symbol "NTOP." There is no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

        Year Ended July 31, 2002                               High      Low
        ------------------------                               ----      ---
        First Quarter.....................................     $6.11    $2.65
        Second Quarter ...................................     $6.80    $4.48
        Third Quarter.....................................     $5.87    $4.48
        Fourth Quarter ...................................     $5.50    $3.00

        Year Ended July 31, 2001                               High      Low
        ------------------------                               ----      ---
        First Quarter.....................................    $33.81   $16.70
        Second Quarter ...................................    $20.25    $6.84
        Third Quarter.....................................    $13.44    $7.38
        Fourth Quarter ...................................     $9.46    $4.10

   On October 17, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $2.22 per share.

Holders

   As of October 17, 2002, there were approximately 379 stockholders of record of our common stock and 11 stockholders of record of our Class A common stock, par value $.01 per share.

Dividend Policy

   We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

Equity Compensation Plan Information

   The following table provides, as of July 31, 2002, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                (a)                               (b)                                (c)
---------------------------------------------------------------------------------------------------------------------------------
 Plan Category                       Number of securities to be                                         Number of securities
                                      issued upon exercise of          Weighted-average exercise      remaining available for
                                   outstanding options, warrants     price of outstanding options,  future issuance under equity
                                             and rights                   warrants and rights      compensation plans (excluding
                                                                                                      securities reflected in
                                                                                                            column (a))
---------------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security holders                10,623,023(1)                       $5.59                       6,316,977
---------------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans not
 approved by security holders                   150,000(2)                       $4.36                               0
---------------------------------------------------------------------------------------------------------------------------------
 Total                                       10,773,023                          $5.59                       6,316,977

---------------
(1) Represents stock options issued pursuant to 1999 Net2Phone Stock Option
    Plan.
(2) On August 6, 2001, we granted options to purchase 50,000 shares of our common stock to each of three employees of Aplio, S.A., a subsidiary of Net2Phone. The exercise price per share of these options was $4.36, subject to certain adjustments. The options were fully vested upon the execution of the stock option agreements, and may be exercised through January 3, 2005.

Unregistered Sale of Common Stock

   In connection with the termination of Ilan Slasky's employment, Mr. Slasky sold 500 shares of the common stock of Adir Technologies, Inc., our majority-owned subsidiary, to IDT Corporation. On or about January 24, 2002, IDT transferred the shares of Adir to us in exchange for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of our common stock on January 24, 2002. Under certain circumstances, we are required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date.

   The issuance of the shares of our common stock to IDT was exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that the common stock was offered and sold to an accredited investor who had access to financial and other relevant data concerning Net2Phone, its financial condition, business and assets.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7. The statement of operations data for fiscal 1998, fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 and the balance sheet data as of July 31, 1998, 1999, 2000, 2001 and 2002 are derived from our financial statements.

                                                                                Fiscal Year Ended July 31,
                                                      -----------------------------------------------------------------------------
Statement of Operations Data:                             1998           1999             2000            2001             2002
                                                      ------------   ------------    -------------    -------------   -------------
Revenue:
  Service.........................................    $ 10,490,972   $ 32,648,305    $  61,253,096    $ 143,309,997   $ 133,143,796
  Product.........................................       1,515,000        608,152       11,148,094        6,888,491       4,711,369
                                                      ------------   ------------    -------------    -------------   -------------
  Total revenue...................................      12,005,972     33,256,457       72,401,190      150,198,488     137,855,165
                                                      ------------   ------------    -------------    -------------   -------------
Costs and expenses:
  Services cost of revenue........................       6,576,523     17,554,074       34,700,401      102,805,831      72,235,412
  Products cost of revenue........................         272,236        263,936        6,286,392        5,605,022       6,266,674
                                                      ------------   ------------    -------------    -------------   -------------
  Total direct cost of revenue (exclusive of items
   shown below)...................................       6,848,759     17,818,010       40,986,793      108,410,853      78,502,086
Selling, general and administrative...............       7,975,394     19,664,239      104,998,346      168,002,685     117,170,453
Depreciation and amortization.....................         726,508      2,316,545        6,804,412       23,349,538      23,979,448
Restructuring, severance, impairment and other
  items...........................................              --             --               --       70,100,860     143,191,146
Acquired in-process research and development......              --             --               --               --      13,850,000
Non-cash compensation expense.....................              --     17,919,541       48,124,333       20,544,829      18,955,673
                                                      ------------   ------------    -------------    -------------   -------------
 Total costs and expenses.........................      15,550,661     57,718,335      200,913,884      390,408,765     395,648,805
                                                      ------------   ------------    -------------    -------------   -------------
Loss from operations..............................      (3,544,689)   (24,461,878)    (128,512,694)    (240,210,277)   (257,793,640)
Interest income, net..............................              --       (243,314)       9,672,815       18,530,609       4,162,088
Income (loss) on equity investments and other
  expense, net....................................              --             --          505,874     (146,972,698)     (7,886,961)
 Net loss before minority interests...............      (3,544,689)   (24,705,192)    (118,334,005)    (368,652,366)   (261,518,515)
Minority interests................................              --             --               --       (2,676,595)    (15,590,626)
 Net loss.........................................      (3,544,689)   (24,705,192)    (118,334,005)    (365,975,771)   (245,927,887)
                                                      ------------   ------------    -------------    -------------   -------------
Redeemable preferred stock dividends..............              --    (29,219,362)              --               --              --
Redeemable common stock accretion.................              --             --               --         (531,999)       (133,000)
                                                      ------------   ------------    -------------    -------------   -------------
 Net loss available to common stockholders........    $ (3,544,689)  $(53,924,554)   $(118,334,005)   $(366,507,770)  $(246,060,887)
                                                      ------------   ------------    -------------    -------------   -------------
 Net loss per common share -- basic and diluted...    $      (0.12)  $      (1.73)   $       (2.29)   $       (6.25)  $       (4.21)
                                                      ------------   ------------    -------------    -------------   -------------
 Weighted average number of common shares used in
   calculation of basic and diluted net loss per
   common share...................................      30,186,000     31,236,415       51,738,918       58,664,580      58,442,337
                                                      ------------   ------------    -------------    -------------   -------------
Cash, cash equivalents, and marketable securities.    $     10,074   $ 20,379,048    $ 249,294,250    $ 253,968,496   $  89,986,644
Working capital (deficit) ........................     (11,149,553)     6,303,452      106,371,979      221,341,679      60,321,000
Total assets......................................       6,975,108     50,816,891      411,728,433      414,644,774     171,695,560
Accounts payable (receivable) to (from) IDT.......      11,814,988      3,735,395        4,883,111       14,401,290       (681,591)
Loan payable to IDT...............................              --     14,000,000               --               --              --
Total stockholders' (deficit) equity..............      (5,649,994)    (4,062,867)     331,886,546      273,828,532      56,602,399

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.


                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS


   We may from time to time make written or oral forward-looking statements, including those contained in the following section. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this section that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base, our ability to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth, obtain patent protection, and obtain additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

   We began our operations in November 1995, launched our first Net2Phone product in July 1996, and were established as a separate subsidiary of IDT in October 1997. We have incurred net operating losses since inception and expect to incur additional losses for the foreseeable future. During the past twelve months, we have aggressively consolidated our company to focus on three primary lines of business. We have cut our expenses through a series of reductions in workforce and de-emphasized our activities in certain markets to focus our resources on what we believe are opportunities with higher gross margins. The financial impact of these expense reduction initiatives is described in more detail in the discussion of restructuring severance, impairment and other special items below as well as in Note 22 of our consolidated financial statements included elsewhere in this Form 10-K.

   During the most recent four fiscal quarters, we have attained improved earnings before interest, taxes, depreciation and amortization, or EBITDA (which excludes restructuring, severance, impairment and other items; inventory obsolescence expense; certain one-time selling, general and administrative expenses; the write-off of acquired in-process research and development; and, non-cash compensation charges from the issuance of stock options). EBITDA losses have significantly narrowed in fiscal 2002 from $19.3 million in the three months ended October 31, 2001, to $15.7 million for the three months ended January 31, 2002, to $11.7 million for the three months ended April 30, 2002, to $5.4 million for the three months ended July 31, 2002.

   Financial analysts generally consider EBITDA to be an important measure of our operating performance. However, EBITDA should be considered in addition to, not as a substitute for, operating loss, net loss, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Critical Accounting Policies

   Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a more detailed discussion of these and other accounting policies, please see
Note 1 of the Notes to consolidated financial statements included elsewhere in this Form 10-K:

   Revenue Recognition. Our primary source of revenue is communication services revenue from the sale of minutes over our voice over Internet protocol, or VoIP, network. We sell these minutes, or access to these minutes, through our various businesses, including our international communications services group and our domestic retail services group. Our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of pre-paid calling card revenue, is also recognized as our service is provided, that is, as minutes are used, or when service fees are charged. We also recognize revenue from pre-payments for our services after we conduct evaluations of outstanding remaining pre-payment balances and determine, based on historical data, that such balances are not likely to be utilized. The sale of equipment with software necessary to provide our services is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations. To date, we have recognized no revenue from our broadband business.

   Impairment of Long-Lived Assets. As of July 31, 2002, we had fixed assets with a net carrying value of $32.9 million, intangible assets of $1.7 million and goodwill of $1.7 million. The recoverability of long-lived assets and certain identifiable intangible assets are evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss will be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or upon an indication that their value may be impaired.

   Expense Recognition versus Capitalized Costs. Purchases that provide benefit to future periods and have useful lives greater than one year are capitalized. All other purchases are expensed in the period the underlying goods and/or services are received.

Specifically:

   o Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to fifteen years.

   o Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.

   o Software development costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As we have completed our software development concurrently with the establishment of technological feasibility, we have not capitalized these costs. We capitalize certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development.

Results of Operations

   The following table sets forth certain items in our statement of operations as a percentage of total revenue for the periods indicated:

                                                                                  Fiscal Year Ended July 31,
                                                                                  --------------------------
                                                                                   2000      2001      2002
                                                                                  ------    -------   ------
                                                                                            Percent
Statement of Operations Data:
Revenue:
  Service Revenue...............................................................    84.6      95.4      96.6
  Product Revenue...............................................................    15.4       4.6       3.4
                                                                                  ------    ------    ------
   Total revenue................................................................   100.0     100.0     100.0
                                                                                  ------    ------    ------
Costs and expenses:
  Service cost of revenue.......................................................    47.9      68.5      52.4
  Product cost of revenue.......................................................     8.7       3.7       4.5
                                                                                  ------    ------    ------
   Total direct costs of revenue (exclusive of items shown below)...............    56.6      72.2      56.9
  Selling, general and administrative...........................................   145.1     111.8      85.0
  Depreciation and amortization.................................................     9.4      15.5      17.4
  Restructuring, severance, impairment and other items..........................      --      46.7     103.9
  Acquired in-process research and development..................................      --        --      10.0
  Non-cash compensation expense.................................................    66.4      13.7      13.8
                                                                                  ------    ------    ------
   Total costs and expenses.....................................................   277.5     259.9     287.0
                                                                                  ------    ------    ------
Loss from operations............................................................  (177.5)   (159.9)   (187.0)
Interest income, net............................................................    13.4      12.3       3.0
Income (loss) on equity investments and other expense, net......................     0.7     (97.9)     (5.7)
                                                                                  ------    -------   ------
Net loss before minority interests..............................................  (163.4)   (245.5)   (189.7)
Minority interests..............................................................      --      (1.8)    (11.3)
                                                                                  ------    ------    ------
Net loss........................................................................  (163.4)   (243.7)   (178.4)
Redeemable common stock accretion...............................................      --       (.4)      (.1)
                                                                                  ------    ------    ------
   Net loss available to common stockholders....................................  (163.4)   (244.1)   (178.5)
                                                                                  ------    ------    ------

Comparison of Fiscal Years Ended July 31, 2002 and 2001

   Revenue. Our primary source of revenue is communication services revenue from the sale of minutes over our voice over Internet protocol, or VoIP, network. We sell these minutes, or access to these minutes, through our various business groups, including our international communications services group and our domestic retail services group. Our international communications service revenue is recognized as service is provided, that is, as minutes are used. We also earn revenue from the sale of Internet telephony equipment. Our aggregate revenue decreased 8 percent from $150.2 million in fiscal 2001 to $137.9 million in fiscal 2002. The decrease in revenue was primarily due to management's active restructuring of our company during the fiscal year. We diminished our activities in certain sales channels, such as Carrier Services, where we were experiencing relatively low gross margins and focused our activities in those sales channels, such as Channel Sales and Distribution, that have generated relatively higher gross margins. We significantly reduced our workforce and scaled back certain unprofitable services, including our sale of disposable calling cards and wholesale termination of telecommunications traffic. Service revenue decreased 7 percent from $143.3 million in fiscal 2001 to $133.1 million in fiscal 2002. This decrease, and the aggregate revenue decrease, was primarily due to the aforementioned restructuring. Product revenue decreased 32 percent from $6.9 million in fiscal 2001 to $4.7 million in fiscal 2002. This decrease was due to the factors noted above as well as the elimination of certain consumer distribution channels as we focused more on product sales through our Channel Sales and Distribution unit.

   Direct Cost of Revenue, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenue, excluding depreciation and amortization, decreased by 28 percent from $108.4 million in fiscal 2001 to $78.5 million in fiscal 2002. Similarly, direct cost of service revenue decreased 30 percent from $102.8 million in fiscal 2001 to $72.2 million in fiscal 2002. As a percentage of total revenue, total direct costs decreased from 72.2 percent in fiscal 2001 to 56.9 percent in fiscal 2002 and direct cost of service revenue decreased from 71.7 percent in fiscal 2001 to 54.2 percent in fiscal 2002. These decreases are primarily attributable to the effective restructuring of our network for more focused and intensive use, aggressive price negotiations of termination costs and the impact of removing our subsidization of free minutes to strategic partners such as Microsoft and Yahoo!. The direct cost of product revenues increased 12 percent from $5.6 million in fiscal 2001 to $6.3 million in fiscal 2002. As a percentage of product revenue, excluding $3.0 million and $2.7 million of inventory obsolescence expense in fiscal years 2001 and 2002, respectively, these costs increased from 38 percent in fiscal 2001 to 74 percent in fiscal 2002. The increase in direct costs as a percentage of product revenue is due to the emphasis of selling products through the Channel Sales and Distribution unit to international distributors to increase significant volumes of traffic over our network rather than selling to domestic consumers for individual use.

   Selling, General and Administrative. Selling, general and administrative expenses consist of the salaries of our employees and associated benefits; the expenses associated with acquiring customers, including commissions paid to our sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners in connection with revenue-sharing arrangements and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses decreased 30 percent from $168.0 million in fiscal 2001 to $117.2 million in fiscal 2002. As a percentage of total revenue, these costs decreased from
111.8 percent in fiscal 2001 to 85.0 percent in fiscal 2002. In the second quarter of fiscal 2001, we incurred a one-time non-recurring termination charge of $31.0 million related to marketing and advertising expenses associated with the termination of our agreement with Yahoo!. Selling, general and administrative costs have decreased as a result of operating more efficiently and by leveraging our existing infrastructure to support future growth. The portion of selling, general and administrative costs driven by payroll costs has decreased markedly during fiscal 2002 as the number of full-time employees on staff dropped from 695 on July 31, 2001 to 290 on July 31, 2002. We anticipate selling, general and administrative expenses to continue to decrease in fiscal 2003 due to the restructurings of our operations that were announced in fiscal 2002 and the first quarter of fiscal 2003.

   Depreciation and Amortization. Depreciation and amortization increased 3.0 percent from $23.3 million in fiscal 2001 to $24.0 million in fiscal 2002, primarily due to a 53.4 percent increase in capital equipment purchased during fiscal 2001, to $72.9 million, from $47.4 million purchased during fiscal 2000. However, the overall increase in depreciation and amortization in fiscal 2002 was mitigated by the impact of a $70.6 million impairment of long-lived assets recorded on April 30, 2002. As a percentage of total revenue, depreciation and amortization increased to 17.4 percent in fiscal 2002 from
15.5 percent in fiscal 2001. Depreciation and amortization will decrease in fiscal 2003 as a direct result of the recognition of the impairment of long-lived assets on April 30, 2002.

   Restructuring, Severance, Impairment and other items. Restructuring, severance, impairment and other items increased from $70.1 million in fiscal 2001 to $143.2 million in fiscal 2002. The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

                                                          For the year ended July 31,
                                                          ---------------------------
                                                             2001            2002
                                                          -----------    ------------
       Impairment of long-lived assets................    $        --    $ 83,940,197
       Exit costs.....................................     55,828,882      14,500,223
       Workforce reductions...........................        469,117      13,881,918
       CEO & CFO separation agreements................             --      12,623,149
       Impairment of goodwill.........................             --      11,543,232
       Impairment of intangible assets................             --       4,226,870
       Cisco litigation related expense...............             --       1,571,665
       Other asset impairments........................     13,802,861         903,892
                                                          -----------    ------------
        Total ........................................    $70,100,860    $143,191,146
                                                          ===========    ============

   o Impairment of Long-lived Assets

   When an indicator of impairment of our long-lived assets exists, we review the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. We considered the resignations of the Chief Executive and Chief Financial Officers earlier in the fiscal year and the plan to restructure our operations and eliminate various lines of development to be indicators of potential impairment. As a result, an impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of our long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to our estimated fair value. Fair value was estimated using the present value of expected future cash flows.

   o Separation Agreements

   In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for the settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of $9.5 million in fiscal 2002. The charge primarily consists of $3.8 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million. There will be future charges of approximately $2.0 million relating to this separation agreement.

   In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Mr. Slasky waived all of his rights under his employment agreement with Net2Phone. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $2.6 million in fiscal 2002. There will be future charges of approximately $1.8 million relating to this separation agreement.
In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the year ended July 31, 2002, the Company recorded a mark-to-market adjustment of approximately $0.4 million relating to this guarantee.

   o November 2001 Restructuring

   In November 2001, we announced plans to restructure our operations, which included the elimination of various lines of development business related to voice recognition products and specific products designed for small to mid-sized businesses, relocation of certain facilities, and a reduction in workforce by 270 employees. As a result of this restructuring, there was a charge of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations and $1.4 million related to elimination of various equipment and network build-outs. All of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

   o February 2002 Restructuring

   On February 15, 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and a dispute had arisen with Cisco with respect to the scope of Cisco's obligations relating to the development and sale of the software of Adir and its NetSpeak subsidiary. The dispute led to litigation with Cisco. ADIR recorded a charge of $1.4 million related to the terminated employees. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability.

   In addition, due to these events, the Company determined that it was necessary to perform an impairment test of ADIR's goodwill. As a result of the impairment test, which was performed in accordance with SFAS No. 142, a goodwill impairment loss of $11.5 million was recognized during the third quarter of fiscal 2002. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

   On February 21, 2002, we announced plans to reduce our workforce by 85 employees or approximately 28%. We underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, we significantly reduced our workforce and scaled back certain unprofitable businesses, including our disposable calling card business and our wholesale termination business. We recorded severance of $3.5 million relating to the workforce reduction. As of July 31, 2002, all of the $3.5 million of involuntary termination benefits have been paid and charged against the liability. In addition, we recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $0.6 million related to the relocation of certain facilities.

   As a result of the plan to restructure our operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, we recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

   o April 2002 Restructuring

   On April 30, 2002, we communicated plans to further reduce our workforce by 20 employees. We scaled back on our technical development team, which had been working on projects related to the restructured businesses. We recorded severance of $0.9 million related to this additional workforce reduction. As of July 31, 2002, $0.7 million of termination benefits have been paid and charged against the liability.

   o May 2002 Restructuring

    As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce by 30 employees in May 2002. In connection with the significant workforce reductions, ADIR recorded a charge of $4.7 million relating to the anticipated loss relating to the exit of several leases. ADIR recorded an additional liability in the quarter ended July 31, 2002 related to the May 2002 workforce reduction and the termination of employment contracts of two of its officers of $2.0 million. As of July 31, 2002, approximately $0.4 million of involuntary termination benefits have been paid and charged against the liability.

   o Sale of Business

   On May 20, 2002, we exited our web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, we incurred a $1.8 million loss and we retain a 10 percent equity interest in the entity formed to acquire the business.

   o Litigation expenses

   On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit. For the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer during the first quarter of fiscal 2003, of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company will recognize, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million. For the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement.

   o Fiscal 2001 Charges

   In fiscal 2001, the operations of our Aplio, S.A. subsidiary were discontinued. It was determined that substantially all of Aplio's asset values would not be recoverable, resulting in charges of $55.9 million associated with discontinuing the Aplio operations. Separately, unrelated to Aplio, a restructuring expense of $13.6 million was recorded based on our view that certain pre-paid advertising agreements and related software would provide no future benefits to us. Lastly, we incurred $0.5 million in severance expense through a reduction in force initiated in July 2001.

   Acquired in-process research and development. Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak.

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

   The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure -- $10.3 million; Route Server VPN -- $2.9 million, Residential Cable Solution -- $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution product was suspended while ADIR reevaluates the product's anticipated attractivness relative to current market conditions.

   Non-cash compensation expense. The non-cash compensation charge from the issuance of stock options decreased 1 percent from $20.5 million in fiscal 2001 to $19.0 million in fiscal 2002. As a percentage of total revenue, these costs increased from 13.7 percent in fiscal 2001 to 13.8 percent in fiscal 2002. On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. During fiscal 2002, the company recorded $0.6 million of compensation expense related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at July 31, 2002, there will be future charges of approximately $0.2 million relating to this repricing arrangement. The company will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

   Loss from Operations. Loss from operations was $257.8 million in fiscal 2002 as compared to loss from operations of $240.2 million in fiscal 2001. Excluding the non-cash compensation charge, acquired in-process research and development and the restructuring, severance, impairment and other items described above, our loss from operations in fiscal 2002 and fiscal 2001 would have been $81.8 million and $118.6 million, respectively. This reduction in the loss from operations (excluding the non-cash compensation charge, acquired in-process research and development and the restructuring, severance, impairment and other items described above) is a result of the company's continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002.

   Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 77 percent from $18.5 million in fiscal 2001 to $4.2 million in fiscal 2002. The decrease in interest income primarily results from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

   Loss on equity investments and other expense, net. Loss on equity investments and other expense, net decreased from $147 million in fiscal 2001 to $7.9 million in fiscal 2002. In the second quarter of fiscal 2002, all 806,452 Yahoo! shares were sold for gross proceeds of approximately
$14.8 million, resulting in a gain of approximately $0.6 million. In the second quarter of fiscal 2002, 321,027 shares of "Speechworks" were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $0.9 million. During the third quarter of fiscal 2002, we recorded a loss relating to an other-than-temporary decline in value for several of its costs method investments, resulting in a charge to other expense of approximately $6.9 million and a loss relating to the sale of equipment of approximately $1.4 million. During fiscal 2001 we recorded a loss of approximately $116.8 million relating to a permanent write-down of our investment in shares of Yahoo!, Inc. common stock, in addition we recorded a loss relating to an other-than-temporary decline in value for our equity investment in Alonet S.A., Webley and WebDialogs, totaling approximately
$27.7 million. Also, during the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than-temporary decline in value for several other of our cost method investments of approximately $4.3 million. Lastly, we recorded a net gain of $5.2 million relating to equity collars during the year ended July 31, 2001. The net gain was comprised of income of approximately
$16.9 million recorded in the first quarter of fiscal 2001 as a result of the change in value of the time value component of the equity collars, which was partially offset by a loss of approximately $11.7 million recorded in the second quarter of fiscal 2001 upon termination of the equity collars.

Comparison of Fiscal Years Ended July 31, 2001 and 2000

   Revenue. Revenue increased 108 percent from $72.4 million in fiscal 2000 to $150.2 million in fiscal 2001. The increase in revenue was primarily due to an increase in billed minutes of use resulting from additional marketing of our products and services. Specifically, revenue from services increased 134 percent from $61.3 million in fiscal 2000 to $143.3 million in revenue in fiscal 2001. Revenue from products decreased 38 percent from $11.1 million in fiscal 2000 to $6.9 million in fiscal 2001 as we discontinued certain selling channels, primarily retail stores in the domestic market.

   Direct Cost of Revenue, Excluding Depreciation and Amortization. Total direct cost of revenue, excluding depreciation and amortization, increased by 165 percent from $41.0 million in fiscal 2000 to $108.4 million in fiscal 2001. As a percentage of total revenue, these costs increased from 56.6 percent in fiscal 2000 to 72.2 percent in fiscal 2001. This increase is primarily attributable to the impact of our subsidization of free minutes to strategic partners such as Microsoft and Yahoo! as well as monthly recurring costs from leased lines and other connectivity in anticipation of increased traffic volumes from our various distribution relationships.

   Selling, General and Administrative. Selling, general and administrative expenses increased 60 percent from $105.0 million in fiscal 2000 to $168.0 million in fiscal 2001. As a percentage of total revenue, these costs decreased from 145 percent in fiscal 2000 to 112 percent in fiscal 2001. In the second quarter of fiscal 2001, we incurred a termination charge of $31.0 million related to marketing and advertising expenses associated with agreements established with our strategic partners. The overall expense increase was also attributable to the additional organizational infrastructure and increase in personnel as we continued to build our operations, product development, customer service, marketing and business development functions and reflects the impact of acquisitions.

   Depreciation and Amortization. Depreciation and amortization increased 243 percent from $6.8 million in fiscal 2000 to $23.3 million in fiscal 2001. As a percentage of total revenue, these costs increased to 15.5 percent in fiscal 2001 from 9.4 percent in fiscal 2000.

   Restructuring, Severance, Impairment and other items. In the third quarter of fiscal 2001, we decided to discontinue the operations of our Aplio subsidiary. In connection with the decision, we wrote-off substantially all of Aplio's intangible and fixed assets as their values would not be recoverable. We recorded an additional charge of $2 million in the fourth quarter of fiscal 2001 related to Aplio employee terminations. In addition, we have written off and recorded reserves related to advertising agreements and the write-off of software since we have determined that there are no future benefits are expected from these assets and commitments. The restructuring charges consisted of $53.0 million of asset write-offs and $13.5 million of accruals for payments due under contracts.

   Non-cash compensation expense. We recognized significant charges relating to non-cash executive compensation expense in fiscal 2001 and fiscal 2000 and will recognize additional significant charges on an ongoing basis, in connection with the grants of options to purchase shares of our common stock in December 1999 and the transaction with AT&T in August 2000. As a percentage of total revenue, the compensation charge from issuance of stock options was 13.7 percent in fiscal 2001 as compared to 66.4 percent in fiscal 2000.

   Loss from Operations. Loss from operations was $240.2 million in fiscal 2001 as compared to loss from operations of $128.5 million in fiscal 2000. Excluding the non-cash compensation charge, the one-time non-recurring termination costs and restructuring costs and other charges described above, our loss from operations in fiscal 2001 and fiscal 2000 would have been $118.6 million and $52.6 million, respectively. This change is due to the increase in both selling and marketing expenses as well as general and administrative expenses we incurred as we expanded our distribution relationships, corporate infrastructure and human resources.

   Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased 91 percent from $9.7 million in fiscal 2000 to $18.5 million in fiscal 2001. The interest income resulted from the investment of the proceeds of sales of our stock.

   Loss on equity investments and other expense, net. During fiscal 2001 we recorded a loss of approximately $116.8 million relating to a permanent write-down of our investment in shares of Yahoo!, Inc. common stock, in addition we recorded a loss relating to an other-than-temporary decline in value for our equity investment in Alonet S.A., Webley and WebDialogs, totaling approximately $27.7 million. Also, during the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than-temporary decline in value for several other of our cost method investments of approximately $4.3 million. Lastly, we recorded a net gain of $5.2 million relating to equity collars during the year ended July 31, 2001. The net gain was comprised of income of approximately $16.9 million recorded in the first quarter of fiscal 2001 as a result of the change in value of the time value component of the equity collars, which was partially offset by a loss of approximately $11.7 million recorded in the second quarter of fiscal 2001 upon termination of the equity collars. The balance in fiscal 2000 of $0.5 million primarily relates to a gain on the equity collar.

Related Party Transaction

 IDT Corporation

   In fiscal 2002, 2001 and 2000, we provided carrier services to IDT Corporation, our controlling shareholder, of $12.5 million, $21.9 million and $11.2 million, respectively, and sold disposable calling cards to IDT affiliates totalling $17.3 million, $31.6 million and $7.8 million, respectively. In fiscal 2002, services provided to IDT and its affiliates accounted for 31 percent of total revenue. As we focus on opportunities in the Channel Sales and Distribution unit and de-emphasize sales of domestic disposable calling cards and services provided to carriers, we anticipate the percentage of sales generated by transactions with IDT and its affiliates to decline.

   In fiscal 2002, 2001 and 2000, we purchased wholesale carrier services from IDT of $24.5 million, $43.1 million and $18.8 million, respectively. Carrier charges paid to IDT represent 39.5% of our service revenue costs in fiscal 2002.

   Our corporate headquarters and several other facilities are leased from IDT. In fiscal 2002 and fiscal 2001, we paid IDT $4.1 million and $3.4 million, respectively in facilities lease payments.

   The due from (to) IDT balances represent net amounts due from (to) IDT to
(by) us principally for wholesale carrier telecommunication services and lease payments. On July 31, 2002, IDT owed us $0.7 million. The average balance we owed to IDT during the years ended July 31, 2002 and July 31, 2001, was $6.8 million and $9.6 million, respectively.

Liquidity and Capital Resources

   As of July 31, 2002, we had cash, cash equivalents and marketable securities of $108.7 million and working capital of $60.3 million. Early in fiscal 2003, we consummated settlement of litigation with Cisco. Cash proceeds from the settlement increased cash and working capital by $19.5 million. Net cash used in operating activities was $90.6 million during fiscal 2002, compared with $115.1 million during fiscal 2001. The decrease in negative cash flow from operating activities is primarily due to the changes in working capital as a result of the timing of receipts and disbursements and significantly reduced operating costs, excluding restrucuturing, severance, impairment and other items.

   Net cash used in investing activities increased from $39.7 million during fiscal 2001 to $49.1 million in fiscal 2002. Our capital expenditures decreased from $72.9 million in fiscal 2001 to $17.9 million in fiscal 2002, as we completed the majority of the expansion of our domestic and international network infrastucture. The net cash from the proceeds from the sale of marketable securities decreased from $180.2 million in fiscal 2001 to $89.4 million in fiscal 2002. In addition, the net cash used for purchases of marketable securities decreased from $142.2 million during fiscal 2001 to $75.0 million during fiscal 2002. Net cash used for the acquisition of NetSpeak Corporation was $27.8 million in fiscal 2002.

   Net cash provided by financing activities decreased from $291.9 million during fiscal 2001 to $8.8 million in fiscal 2002. We received $296.0 million in net proceeds related to the sale of common stock to a subsidiary of AT&T Corp. in fiscal 2001. In addition, during fiscal 2001 the Company recognized $48.2 million of proceeds from the issuance of preferred stock by ADIR, and repurchased 4,361,600 shares of our common stock for $56.9 million. During fiscal 2002, the Company received $14.0 million in a private placement of shares of preferred stock for ADIR. The Company does not have an interest in any off balance sheet financing vehicles.

   We believe that, based upon our present business plan, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, or if our operating cash flow deficit exceeds our expectations to the point that we cannot meet our working capital and capital expenditure requirements, we will need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition, or results of operations.

Quarterly Results of Operations

   The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                                                              Quarter Ended
                                                                       ------------------------------------------------------------
                                                                        Oct. 31,         Jan. 31,        April 30,       July 31,
                                                                          2000             2001            2001            2001
                                                                      ------------    -------------    -------------   ------------
Revenue:
   Service.........................................................   $ 26,940,727    $  33,896,534    $  39,940,437   $ 42,532,299
   Product.........................................................      3,868,343          756,873          674,017      1,589,258
                                                                      ------------    -------------    -------------   ------------
   Total revenue...................................................     30,809,070       34,653,407       40,614,454     44,121,557
Costs and expenses:
  Direct cost of revenue
   Service Cost of revenue.........................................     16,919,644       25,196,360       33,857,872     26,831,955
   Product Cost of revenue.........................................      1,791,623          638,540        3,664,699       (489,840)
                                                                      ------------    -------------    -------------   ------------
  Total direct cost of revenue (exclusive of items shown below)....     18,711,267       25,834,900       37,522,571     26,342,115
  Selling, general and administrative..............................     29,969,670       66,721,068       36,483,890     34,828,058
  Depreciation and amortization....................................      5,653,628        6,630,235        5,082,920      5,982,755
  Restructuring severance, impairment and other items..............             --               --       66,500,044      3,600,815
  Non-cash compensation expense....................................      4,769,904        5,205,852        5,151,264      5,417,809
                                                                      ------------    -------------    -------------   ------------
   Total costs and expenses........................................     59,104,469      104,392,055      150,740,689     76,171,552
Loss from operations ..............................................    (28,295,399)     (69,738,648)    (110,126,235)   (32,049,995)
Interest income, net ..............................................      5,991,516        5,875,127        3,549,983      3,113,982
Loss on equity investments and other expense, net .................     16,938,120     (112,856,355)     (12,587,049)   (38,467,414)
                                                                      ------------    -------------    -------------   ------------
Loss before minority interests ....................................     (5,365,763)    (176,719,876)    (119,163,301)   (67,403,427)
Minority interests ................................................       (193,284)        (498,598)        (283,476)    (1,701,237)
                                                                      ------------    -------------    -------------   ------------
Net loss ..........................................................   $ (5,172,479)   $(176,221,278)   $(118,879,825)  $(65,702,190)
                                                                      ============    =============    =============   ============


                                                                                        As a Percentage of Revenue
                                                                       ------------------------------------------------------------
Revenue:
  Service..........................................................           87.4%            97.8%            98.3%          96.4%
  Product..........................................................           12.6              2.2              1.7            3.6
                                                                      ------------    -------------    -------------   ------------
   Total revenue...................................................          100.0            100.0            100.0         100.00
Costs and expenses:
  Direct cost of revenue
   Service Cost of revenue.........................................           54.9             72.7             83.4           60.8
   Product Cost of revenue.........................................            5.8              1.9              9.0           (1.1)
                                                                      ------------    -------------    -------------   ------------
  Total direct cost of revenue (exclusive of items shown below)....           60.7             74.6             92.4           59.7
  Selling, general and administrative..............................           97.3            192.5             89.8           78.9
  Depreciation and amortization....................................           18.4             19.1             12.5           13.6
  Restructuring severance, impairment and other items..............             --               --            163.7            8.2
  Non-cash compensation expense....................................           15.5             15.0             12.7           12.3
                                                                      ------------    -------------    -------------   ------------
   Total costs and expenses........................................          191.8            301.2            371.1          172.7
                                                                      ------------    -------------    -------------   ------------
Loss from operations ..............................................          (91.8)          (201.2)          (271.1)         (72.7)
Interest income, net ..............................................           19.4             17.0              8.7            7.1
Loss on equity investments and other expense, net .................           55.0           (325.8)           (31.0)         (87.2)
                                                                      ------------    -------------    -------------   ------------
Loss before minority interests ....................................          (17.4)          (510.0)          (293.4)        (152.8)
Minority interests ................................................            (.6)            (1.4)             (.7)          (3.9)
                                                                      ------------    -------------    -------------   ------------
Net loss ..........................................................          (16.8)%         (508.6)%         (292.7)%       (148.9)
                                                                      ============    =============    =============   ============


                                                                                               Quarter Ended
                                                                        -----------------------------------------------------------
                                                                         Oct. 31,        Jan. 31,        April 30,       July 31,
                                                                           2001            2002            2002            2002
                                                                       ------------    ------------    -------------   ------------
Revenue:
   Service..........................................................   $ 41,346,925    $ 37,196,402    $  29,652,563   $ 24,947,906
   Product..........................................................      1,543,800         642,395          910,941      1,614,233
                                                                       ------------    ------------    -------------   ------------
   Total revenue....................................................     42,890,725      37,838,797       30,563,504     26,562,139
Costs and expenses:
  Direct cost of revenue
   Services cost of revenue.........................................     22,856,409      19,588,283       16,230,946     13,559,774
   Products cost of revenue.........................................      1,222,327       2,914,450          599,442      1,530,455
                                                                       ------------    ------------    -------------   ------------
  Total direct cost of revenue (exclusive of items shown below).....     24,078,736      22,502,733       16,830,388     15,090,229
  Selling, general and administrative...............................     38,104,506      36,559,470       25,397,618     17,108,858
  Depreciation and amortization.....................................      6,738,667       7,330,861        7,046,205      2,863,715
  Restructuring severance, impairment and other items...............      5,910,679      15,286,572      114,435,986      7,557,909
  Acquired in-process research and development......................     13,850,000              --               --             --
  Non-cash compensation expense.....................................      4,888,230       6,195,073        6,435,123      1,437,247
                                                                       ------------    ------------    -------------   ------------
   Total costs and expenses.........................................     93,570,818      87,874,709      170,145,320     44,057,958
                                                                       ------------    ------------    -------------   ------------
  Loss from operations..............................................    (50,680,093)    (50,035,912)    (139,581,816)   (17,495,819)
  Interest income, net..............................................      1,934,799         923,703          583,671        719,915
  (Loss) income on equity investments and other expense, net........             --        (108,872)      (8,179,476)       401,387
                                                                       ------------    ------------    -------------   ------------
  Loss before minority interests....................................    (48,745,294)    (49,221,081)    (147,177,621)   (16,374,517)
  Minority interests................................................     (7,390,208)     (2,907,225)      (8,685,276)     3,392,083
                                                                       ------------    ------------    -------------   ------------
  Net loss..........................................................   $(41,355,086)   $(46,313,856)   $(138,492,345)  $(19,766,600)
                                                                       ============    ============    =============   ============


                                                                                        As a Percentage of Revenue
                                                                        -----------------------------------------------------------
Revenue:
   Service..........................................................           96.4%           98.3%            97.0%          93.9%
   Product..........................................................            3.6             1.7              3.0            6.1
                                                                       ------------    ------------    -------------   ------------
   Total revenue....................................................          100.0           100.0            100.0          100.0
Costs and expenses:
  Direct cost of revenue
   Services cost of revenue.........................................           53.3            51.8             53.1           51.0
   Products cost of revenue.........................................            2.8             7.7              2.0            5.8
                                                                       ------------    ------------    -------------   ------------
  Total direct cost of revenue (exclusive of items shown below).....           56.1            59.5             55.1           56.8
  Selling, general and administrative...............................           88.8            96.6             83.1           64.4
  Depreciation and amortization.....................................           15.7            19.4             23.1           10.8
  Restructuring severance, impairment and other items...............           13.8            40.4            374.4           28.5
  Acquired in-process research and development......................           32.3              --               --            0.0
  Non-cash compensation expense.....................................           11.4            16.4             21.1            5.4
                                                                       ------------    ------------    -------------   ------------
   Total costs and expenses.........................................          218.2           232.2            556.7          165.9
                                                                       ------------    ------------    -------------   ------------
  Loss from operations..............................................         (118.2)         (132.2)          (456.7)         (65.9)
  Interest income, net..............................................            4.5             2.4              1.9            2.7
  (Loss) income on equity investments and other expense, net........             --            (0.3)           (26.8)           1.5
                                                                       ------------    ------------    -------------   ------------
  Loss before minority interests....................................         (113.6)         (130.1)          (481.6)         (61.6)
  Minority interests................................................          (17.2)           (7.7)           (28.4)          12.8
  Net loss..........................................................          (96.4)%        (122.4)%         (453.1)%        (74.4)
                                                                       ============    ============    =============   ============

Contractual Obligations and Commercial Commitments

   The following table provides a summary of our contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.


                                                                            Payments Due by Period
                                                  ---------------------------------------------------------------------------
Contractual Obligations                             Total       Less than 1 year    1-3 years      4-5 years    After 5 years
-----------------------                          -----------    ----------------   -----------    ----------    -------------
Capital lease obligations ....................   $ 5,672,585      $ 3,002,608      $ 2,669,977    $       --     $       --
Operating leases .............................    29,126,362        3,955,035        8,451,356     7,784,826      8,935,145
Other long term obligations ..................    17,378,006       17,241,268               --            --             --
                                                 -----------      -----------      -----------    ----------     ----------
Total contractual obligations ................   $52,176,953      $24,198,911      $11,121,333    $7,784,826     $8,935,145
                                                 ===========      ===========      ===========    ==========     ==========


Effects of Terrorism Threats

   We believe the downturn in travel following the terrorist activities of September 11, 2001 has negatively impacted the sales of certain of our services that have been effectively marketed to travelers in prior years. However, we have not measured such effects and, overall, have no reason to believe that such effects have been material.

Effects of Inflation

   Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Subsequent Events

 Settlement of Litigation

   In July 2002, Net2Phone and its ADIR subsidiary agreed to settle a suit we had filed on March 19, 2002 in the United States District Court for the District of New Jersey against Cisco Systems ("Cisco") and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we will recognize, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR, shares and receipt of settlement proceeds of $19.5 million. In addition, for the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement that are included in Restructuring, severance, impairment and other special items.

 October 2002 Restructuring

   On October 24, 2002, we announced that we are consolidating the development and support of our products for both our core businesses and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation will reduce our staff by 20 percent, or 63 employees, resulting in an annual cost savings of approximately $9.0 million. We will record a restructuring charge for this consolidation, which includes severance payments and office space reduction expenses, during the quarter ending October 31, 2002.

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

Item 8. Financial Statements and Supplementary Data

   The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the index to Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-29 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                     PART III

Item 10. Directors and Executive Officers of the Registrant

   Information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, are incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers."

Item 11. Executive Compensation

   Information set forth under the captions "Executive Compensation" and "Board of Directors" in our Proxy Statement is incorporated herein by reference. The sections captioned "Report of the Compensation Committee on Executive Compensation", "Report of the Audit Committee", and "Stock Price Performance Graph" in our Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information set forth under the caption "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information set forth under the caption entitled "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

   Not applicable because the Form 10-K is filed for a period ending before August 29, 2002.

                                    PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

    (3) Exhibits.

   The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Form 10-K are listed below in (c).

   (b) Reports on Form 10-K

       None.

   (c) Exhibits

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

  Exhibit
    No.                                                            Description
    ---                                                            -----------
3.1           Amended and Restated Certificate of Incorporation (Incorporated by reference from our registration statement on Form
              S-1 (Registration No. 333-59751)).
3.2           Amended and Restated Bylaws (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000).
3.3           Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
3.4           Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant(Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
3.5           Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference from our
              Annual Report on Form 10-K for the fiscal year ended July 31,2000) .
4.1           Specimen Common Stock Certificate of the Registrant (Incorporated by reference from our registration statement on
              Form S-1 (Registration No. 333-59751)).
10.3          Bundling and Distribution Services Agreement, dated as of January 31, 1999, by and between NetScape Communications
              Corporation and the Registrant (Incorporated by reference from our Current Report on Form 8-K filed on August 21,
              2000).
10.4          General License Terms & Conditions, dated as of January 31, 1999, by and between Netscape Communications Corporation and the Registrant.
10.5          Trademark License Agreement, dated as of January 31, 1999, by and between Netscape Communications Corporation and the
              Registrant Assignment.
10.6          Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.7          Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.8          IDT Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.9          Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.10         Assignment Agreement, dated as of May 7, 1999, by and between IDT and the Registrant.
10.11         Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between IDT and the Registrant
              (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.12         Separation Agreement, dated as of May 7, 1999, by and between IDT and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.13         The Registrant's Amended and Restated 1999 Stock Option and Incentive Plan (Incorporated by reference from our Proxy
              Statement dated June 6, 2000).+
10.14         Series A Subscription Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the
              Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).

  Exhibit
    No.                                                            Description
    ---                                                            -----------
10.15         Series A Preferred Shareholder Registration Rights Agreement, dated as of May 13, 1999, by and between the Investors listed therein and the Registrant (Incorporated by reference from our registration statement on Form S-1
              (Registration No. 333-59751)).
10.16         Form of Warrant to Purchase Common Stock (Incorporated by reference from our registration statement on Form S-1
              (Registration No. 333-59751)).
10.17         Promissory Note of Registrant to IDT, dated as of May 12, 1999(Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.18         Form of Loan Agreement between the Registrant and each of its executive officers(Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751)) .
10.19         Form of Stock Option Agreement for Executive Officers (Incorporated by reference from our registration statement on
              Form S-1 (Registration No. 333-59751)).+
10.20#        IP Telephony Services Distribution and Interactive Marketing Agreement, dated as of July 15, 1999, by and between
              ICQ, Inc. and the Registrant (Incorporated by reference from our registration statement on Form S-1 (Registration No.
              333-59751)).
10.21#        Stock Subscription Warrant, dated July 15, 1999, by and between America Online, Inc. and the Registrant (Incorporated
              by reference from our registration statement on Form S-1 (Registration No. 333-59751)).
10.22         Stock Purchase Agreement, dated as of June 16, 2000, by and between Registrant and the shareholders of Aplio named therein (Incorporated by reference from our Current Report on Form 8-K filed on July 24, 2000)
10.23         Subscription Agreement, dated as of August 11, 2000, by and between AT&T Corp. and the Registrant (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000)
10.24         Registration Rights Agreement, dated as of August 11, 2000, by and AT&T Corp. and the Registrant (Incorporated by
              reference from our Current Report on Form 8-K filed on August 21, 2000)
10.25         Employment Agreement executed by the Registrant and Clifford M. Sobel (Incorporated by reference from our Annual
              Report on Form 10-K/A for the fiscal year ended July 31, 2000).+
10.26         Employment Agreement executed by the Registrant and Stephen M. Greenberg (Incorporated by reference from our Annual
              Report on Form 10-K/A for the fiscal year ended July 31, 2000).+
10.27         Employment Agreement executed by the Registrant and Howard S. Balter (Incorporated by reference from our Annual
              Report on Form 10-K/A for the fiscal year ended July 31, 2000).+
10.28         Employment Agreement executed by the Registrant and Ilan Slasky (Incorporated by reference from our Annual Report on
              Form 10-K/A for the fiscal year ended July 31, 2000).+
10.29         Lease for premises located at 520 Broad Street, Newark, New Jersey (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.30         Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant
              (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000)
10.31         Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub,
              Inc. and Netspeak (Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001)
10.32*        Employment Agreement executed by the Registrant and Bruce Shoulson, dated January 8, 2001.+
10.33*        Employment Agreement executed by the Registrant and Glenn Williams, dated March 1, 2001.+
21.1*         Subsidiaries
23.1*         Consent of Ernst & Young LLP.
24            Power of Attorney (included in signature page).
99.1*         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*   Filed herewith
#   Confidential treatment granted as to parts of this document.
+   Management contract or compensation plan.

   (d) Financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b).

   Reference is hereby made to page F-29 for Schedule II--Valuation and Qualifying Accounts.

                                NET2PHONE, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Auditors............................................................     F-2

Consolidated Balance Sheets as of July 31, 2002 and 2001..................................     F-3

Consolidated Statements of Operations for the years ended July 31, 2002, 2001 and 2000....     F-4

Consolidated Statements of Stockholders' Equity for the years ended July 31, 2002,
  2001 and 2000...........................................................................     F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000....     F-6

Notes to Consolidated Financial Statements................................................     F-7

The following consolidated financial statement schedule of Net2Phone, Inc. and Subsidiaries is included in Item 15(d):

 Schedule II-Valuation and Qualifying Accounts ...........................................    F-29

The Board of Directors and Stockholders
 Net2Phone, Inc.

   We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. (the "Company") as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the index at item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

New York, New York
October 28, 2002

                                Net2Phone, Inc.

                          CONSOLIDATED BALANCE SHEETS


                                                             July 31,
                                                   -----------------------------
                                                       2002             2001
                                                   -------------   -------------
Assets:
Current assets:
  Cash and cash equivalents....................    $  64,215,732   $ 195,140,568
  Marketable securities - current..............       25,770,912      58,827,928
  Trade accounts receivable, net of allowance
   for doubtful accounts of $314,426 (2002) and
   $1,900,000 (2001)...........................        2,866,132       8,705,576
  Prepaid contract deposits....................          726,034       7,446,450
  Inventory....................................        2,286,014       4,160,877
  Prepaid expenses.............................        4,335,587       4,178,798
  Notes receivable from employees..............        7,778,984       7,354,449
  Due from IDT.................................          681,591              --
  Other current assets.........................        5,477,444       4,999,067
                                                   -------------   -------------
   Total current assets........................      114,138,430     290,813,713
  Property and equipment, net..................       32,875,168     108,398,276
  Investments..................................        1,528,661       8,591,164
  Marketable securities -- long term...........       18,703,713              --
  Intangible assets, net.......................        3,447,577       6,544,859
  Other assets.................................        1,002,011         296,762
                                                   -------------   -------------
   Total assets................................    $ 171,695,560   $ 414,644,774
                                                   =============   =============
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable.............................    $   7,727,241   $  15,689,484
  Accrued expenses.............................       27,266,321      20,268,212
  Deferred revenue.............................        8,195,877       7,516,066
  Capital lease obligations-short term.........        3,002,608              --
  Current portion of long-term obligations.....        7,625,383      11,596,982
  Due to IDT...................................               --      14,401,290
                                                   -------------   -------------
   Total current liabilities...................       53,817,430      69,472,034
Accrued expenses ..............................        1,972,430         366,667
Capital lease obligations-long term ...........        2,669,977              --
Long-term obligations .........................               --       8,349,253
                                                   -------------   -------------
   Total liabilities...........................       58,459,837      78,187,954
Minority interests ............................       46,880,701      48,724,032
Redeemable common stock, $.01 par value;
  294,046 and 410,595 shares outstanding.......        9,752,623      13,904,256
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 200,000,000
   shares authorized including redeemable
   shares; 33,870,919 and 29,146,499 shares
   issued and outstanding......................          338,709         291,465
  Class A stock, $.01 par value, 37,924,250
   shares authorized; 28,994,700 and 32,315,500
   shares issued and outstanding...............          289,947         323,155
  Additional paid-in capital...................      885,165,142     883,140,001
  Accumulated deficit..........................     (773,265,478)   (514,765,057)
  Accumulated other comprehensive income.......          239,683         149,685
  Deferred compensation........................      (12,918,669)    (34,885,132)
  Loans to stockholders........................       (2,040,394)    (3,512,998)
  Treasury stock, at cost......................      (41,206,541)    (56,912,587)
                                                   -------------   -------------
   Total stockholders' equity .................       56,602,399     273,828,532
                                                   -------------   -------------
   Total liabilities and stockholders' equity .    $ 171,695,560   $ 414,644,774
                                                   =============   =============


                            See accompanying notes.

                                Net2Phone, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                  Year ended July 31,
                                                                                    -----------------------------------------------
                                                                                         2002             2001             2000
                                                                                    -------------    --------------   -------------
Revenue:
Service revenue.................................................................    $ 133,143,796    $  143,309,997   $  61,253,096
Product revenue.................................................................        4,711,369         6,888,491      11,148,094
                                                                                    -------------    --------------   -------------
   Total revenue................................................................      137,855,165       150,198,488      72,401,190
Costs and expenses:
Direct cost of revenue:
 Service cost of revenue........................................................       72,235,412       102,805,831      34,700,401
 Product cost of revenue........................................................        6,266,674         5,605,022       6,286,392
                                                                                    -------------    --------------   -------------
   Total direct cost of revenue (exclusive of
    items shown below)..........................................................       78,502,086       108,410,853      40,986,793
Selling, general and administrative.............................................      117,170,452       168,002,685     104,998,346
Depreciation and amortization...................................................       23,979,448        23,349,538       6,804,412
Restructuring, severance, impairment, and other items...........................      143,191,146        70,100,860              --
Acquired in-process research and development                                           13,850,000                --              --
Non-cash compensation expense...................................................       18,955,673        20,544,829      48,124,333
                                                                                    -------------    --------------   -------------
   Total costs and expenses.....................................................      395,648,805       390,408,765     200,913,884
                                                                                    -------------    --------------   -------------
Loss from operations............................................................     (257,793,640)     (240,210,277)   (128,512,694)
Interest income, net............................................................        4,162,088        18,530,609       9,672,815
Income (loss) on equity investments and other expense, net......................       (7,886,961)     (146,972,698)        505,874
                                                                                    -------------    --------------   -------------
Loss before minority interests..................................................     (261,518,513)     (368,652,366)   (118,334,005)
Minority interests..............................................................       15,590,626         2,676,595              --
                                                                                    -------------    --------------   -------------
Net loss........................................................................     (245,927,887)     (365,975,771)   (118,334,005)
Redeemable common stock accretion...............................................         (133,000)         (531,999)             --
                                                                                    -------------    --------------   -------------
Net loss available to common shareholders.......................................    $(246,060,887)   $(366,507,770)   $(118,334,005)
                                                                                    =============    ==============   =============
Net loss per common share -- basic
  and diluted...................................................................    $       (4.21)   $       (6.25)   $       (2.29)
                                                                                    =============    ==============   =============
Weighted average number of common shares used in the calculation of basic and
  diluted net loss per common share.............................................       58,442,337        58,664,580      51,738,918
                                                                                    =============    ==============   =============




                            See accompanying notes.

                                Net2Phone, Inc.
                Consolidated Statements of Stockholders' Equity
                     Years ended July 31, 2000, 2001, 2002


                                        Common Stock             Class A Stock         Additional
                                   ---------------------    ----------------------      Paid-in        Accumulated
                                     Shares      Amount       Shares       Amount       Capital          Deficit
                                   ----------   --------    -----------   --------    ------------   --------------
Balance at July 31, 1999.......     4,819,777   $ 48,198     27,622,089   $276,220    $ 61,126,266   $ (30,455,286)
Net loss for the year ended
 July 31, 2000.................            --         --             --         --              --    (118,334,005)
Foreign currency translation...            --         --             --         --              --               --
Unrealized equity securities
 loss, net.....................            --         --             --         --              --               --
Comprehensive loss.............
Issuance of Common Stock in
 initial public offering.......     6,210,000     62,100              -         --      83,744,373               --
Conversion of Preferred Stock
 to
 Class A Stock.................            --         --      9,420,000     94,200      27,834,800               --
Conversion of Class A Stock to
 Common Stock..................     3,125,339     31,253    (3,125,339)    (31,253)             --               --
Exercise of stock options......     1,272,239     12,722             --         --       8,876,022               --
Amortization of deferred
 compensation..................            --         --             --         --              --               --
Repayment of loans to
 stockholders..................            --         --             --         --              --               --
Secondary equity offering......     3,400,000     34,000             --         --     177,348,364               --
Issuance of common stock to
 Yahoo! Inc....................     2,777,778     27,778             --         --     149,972,222               --
Deferred compensation from
 stock option grants and
 regrants......................            --         --             --         --      46,462,358               --
                                   ----------   --------    -----------   --------    ------------   --------------
Balance at July 31, 2000.......    21,605,133    216,051     33,916,750    339,167     555,364,405     (148,789,291)
Net loss for the year ended
 July 31, 2001.................            --         --             --         --              --     (365,975,766)
Foreign currency translation...            --         --             --         --              --               --
Realized loss included in
 statement of operations, net..            --         --             --         --              --               --
Comprehensive loss.............
Issuance of Common Stock to
 AT&T..........................            --         --      4,000,000     40,000     295,943,720               --
Repurchase of Common Stock.....            --         --             --         --              --               --
Conversion of Class A stock to
 common stock..................     5,601,250     56,012     (5,601,250)   (56,012)             --               --
Exercise of stock options......     1,789,726     17,897             --         --       7,180,214               --
Repayment of loans to
 stockholders..................            --         --             --         --              --               --
Release of escrow shares.......       150,390      1,505             --         --              --               --
Accretion of redeemable common
 stock.........................            --         --             --         --        (531,999)              --
Amortization of deferred
 compensation..................            --         --             --         --              --               --
Deferred compensation..........            --         --             --         --      25,183,661               --
                                   ----------   --------    -----------   --------    ------------   --------------
Balance at July 31, 2001 ......    29,146,499    291,465     32,315,500    323,155     883,140,001     (514,765,057)
Net loss for the year ended
 July 31, 2002.................            --         --             --         --              --     (245,927,887)
Foreign currency translation...            --         --             --         --              --               --
Comprehensive loss.............            --         --             --         --              --               --
Repurchase of Common Stock.....            --         --             --         --              --               --
Treasury share donation for
 charitable contribution.......            --         --             --         --              --       (8,718,045)
Issuance of shares to IDT from
 Treasury Stock................            --         --             --         --              --       (3,598,550)
Conversion of Class A stock to
 common stock..................     3,320,800     33,208     (3,320,800)   (33,208)             --               --
Exercise of stock options......     1,403,620     14,036             --         --         558,511               --
Repricing of stock options.....            --         --             --         --       1,515,586               --
Recission of exercised stock
 options.......................            --         --             --         --         217,044               --
Accretion of redeemable common
 stock.........................            --         --             --         --        (266,000)              --
Amortization of deferred
 compensation..................            --         --             --         --              --               --
Loan forgiveness...............            --         --             --         --              --               --
Other..........................            --         --             --         --              --         (255,939)
                                   ----------   --------    -----------   --------    ------------   --------------
Balance at July 31, 2002.......    33,870,919   $338,709     28,994,700   $289,947    $885,165,142   $ (773,265,478)
                                   ==========   ========    ===========   ========    ============   ==============


                                    Accumulated
                                       Other                                             Treasury Stock               Total
                                   Comprehensive      Deferred        Loans to      -------------------------     Stockholders'
                                   Income (Loss)    Compensation    Stockholders     Shares        Amount       Equity (Deficit)
                                   -------------   -------------    ------------   ---------    -------------   ----------------
Balance at July 31, 1999.......    $          --   $ (31,908,275)   $ (3,149,990)         --    $          --     $  (4,062,867)
Net loss for the year ended
 July 31, 2000.................               --              --              --          --               --      (118,334,005)
Foreign currency translation...           47,239              --              --          --               --            47,239
Unrealized equity securities
 loss, net.....................     (41,805,082)              --              --          --               --       (41,805,082)
                                                                                                                  -------------
Comprehensive loss.............                                                                                    (160,091,848)
Issuance of Common Stock in
 initial public offering.......               --              --              --          --               --        83,806,473
Conversion of Preferred Stock
 to
 Class A Stock.................               --              --              --          --               --        27,929,000
Conversion of Class A Stock to
 Common Stock..................               --              --              --          --               --                --
Exercise of stock options......               --              --       (716,702)          --               --         8,172,042
Amortization of deferred
 compensation..................               --      48,124,333              --          --               --        48,124,333
Repayment of loans to
 stockholders..................               --              --         627,049          --               --           627,049
Secondary equity offering......               --              --              --          --               --       177,382,364
Issuance of common stock to
 Yahoo! Inc....................               --              --              --          --               --       150,000,000
Deferred compensation from
 stock option grants and
 regrants......................               --     (46,462,358)             --          --               --                --
                                   -------------   -------------    ------------   ---------    -------------     -------------
Balance at July 31, 2000.......      (41,757,843)    (30,246,300)     (3,239,643)         --               --       331,886,546
Net loss for the year ended
 July 31, 2001.................               --              --              --          --               --      (365,975,766)
Foreign currency translation...          461,551              --              --          --               --           461,551
Realized loss included in
 statement of operations, net..       41,445,977              --              --          --               --        41,445,977
                                                                                                                  -------------
Comprehensive loss.............                                                                                    (324,068,238)
Issuance of Common Stock to
 AT&T..........................               --              --              --          --               --       295,983,720
Repurchase of Common Stock.....               --              --              --   4,361,600      (56,912,587)      (56,912,587)
Conversion of Class A stock to
 common stock..................               --              --              --          --               --                --
Exercise of stock options......               --              --        (514,500)         --               --         6,683,612
Repayment of loans to
 stockholders..................               --              --         241,145          --               --           241,145
Release of escrow shares.......               --              --              --          --               --             1,505
Accretion of redeemable common
 stock.........................               --              --              --          --               --          (531,999)
Amortization of deferred
 compensation..................               --      20,544,829              --          --               --        20,544,829
Deferred compensation..........               --    (25,183,661)              --          --               --                --
                                   -------------   -------------    ------------   ---------    -------------   ----------------
Balance at July 31, 2001 ......          149,685     (34,885,132)    (3,512,998)   4,361,600     (56,912,587)       273,828,532
Net loss for the year ended
 July 31, 2002.................               --              --              --          --               --      (245,927,887)
Foreign currency translation...           89,998              --              --          --               --            89,998
                                                                                                                  -------------
Comprehensive loss.............               --              --              --          --               --      (245,837,889)
Repurchase of Common Stock.....               --              --              --     120,000         (510,173)         (510,173)
Treasury share donation for
 charitable contribution.......               --              --              --    (600,000)      11,670,044         2,951,999
Issuance of shares to IDT from
 Treasury Stock................               --              --              --    (273,798)       5,022,298         1,423,748
Conversion of Class A stock to
 common stock..................               --              --              --          --               --                --
Exercise of stock options......               --              --              --          --               --           572,547
Repricing of stock options.....               --       3,654,851              --          --               --         5,170,437
Recission of exercised stock
 options.......................               --              --              --     142,980         (476,123)         (259,079)
Accretion of redeemable common
 stock.........................               --              --              --          --               --          (266,000)
Amortization of deferred
 compensation..................               --      18,055,673              --          --               --        18,055,673
Loan forgiveness...............               --              --       1,472,604          --               --         1,472,604
Other..........................               --         255,939              --          --               --                --
                                   -------------   -------------    ------------   ---------    -------------     -------------
Balance at July 31, 2002.......    $     239,683   $ (12,918,669)   $ (2,040,394)  3,750,782    $ (41,206,541)    $  56,602,399
                                   =============   =============    ============   =========    =============     =============

                            See accompanying notes.

                                 Net2Phone, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   Year ended July 31,
                                                                                     ----------------------------------------------
                                                                                          2002            2001             2000
                                                                                     -------------    -------------   -------------
Operating activities:
 Net loss........................................................................    $(245,927,887)   $(365,975,771)  $(118,334,005)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization ..................................................       23,979,448       23,349,538       6,804,412
 Write-off of inventory..........................................................        2,772,929               --              --
 Non-cash compensation expense...................................................       18,955,673       20,544,829      48,124,333
 Loss on sale of assets..........................................................        1,921,031               --              --
 Write-down of investments.......................................................        7,250,850      116,778,380              --
 Write-off of acquired in-process research and development.......................       13,850,000               --              --
 Impairment of assets............................................................       83,940,197       78,526,762              --
 Impairment of goodwill and intangible assets....................................       15,770,102               --              --
 Restructuring, severance, impairment and other non-cash charges.................       41,694,417               --              --
 Loss on sale of business........................................................        1,786,397               --              --
 Issuance of common stock to charitable foundation...............................        2,951,999               --              --
 Gain on derivative instrument...................................................               --       (5,235,240)       (516,610)
 Minority interests..............................................................      (15,590,626)      (2,676,595)             --
 Changes in assets and liabilities:
   Accounts receivable...........................................................        4,252,246       (2,643,586)     (9,119,258)
   Other assets..................................................................       (2,879,805)       9,347,660     (17,852,774)
   Accounts payable and accrued expenses.........................................      (29,625,690)       4,844,346      29,048,759
   Deferred revenue..............................................................         (177,392)       2,505,115       2,640,319
   Net (repayments to) advances from IDT Corporation.............................      (15,559,004)       5,518,179     (12,852,284)
                                                                                     -------------    -------------   -------------
Net cash used in operating activities............................................      (90,635,115)    (115,116,383)    (72,057,108)
Investing activities:
 Purchases of property and equipment.............................................      (17,852,133)     (72,904,536)    (47,386,058)
 Proceeds from derivative instrument.............................................               --       25,221,850              --
 Purchases of marketable securities..............................................      (74,964,803)    (142,199,630)   (132,627,812)
 Payments of long-term obligations...............................................               --       (2,094,468)             --
 Payments of acquisition related obligations.....................................      (13,889,245)              --              --
 Proceeds from the sale of marketable securities.................................       89,421,326      180,243,672      49,446,291
 Acquisitions, net of cash acquired..............................................      (27,764,037)      (6,473,750)     (6,563,576)
 Issuance of notes receivable....................................................       (3,911,942)      (7,316,049)     (3,450,000)
 Investments.....................................................................               --      (14,170,557)    (19,845,349)
 Other...........................................................................         (146,108)              --              --
                                                                                     -------------    -------------   -------------
Net cash used in investing activities............................................      (49,106,942)     (39,693,468)   (160,426,504)
Financing activities:
 Proceeds from the sale of common stock..........................................               --      295,983,720     261,188,838
 Proceeds from the issuance of subsidiary preferred stock........................       13,998,770       48,158,937              --
 Payments of capital lease obligations...........................................       (1,937,787)              --              --
 Proceeds from exercise of stock options.........................................          572,547        6,683,612       8,172,041
 Purchases of redeemable common stock ...........................................       (3,306,136)      (2,109,907)             --
 Repurchase of common stock......................................................         (510,173)     (56,912,587)             --
 Other...........................................................................               --          106,052         627,049
                                                                                     -------------    -------------   -------------
Net cash provided by financing activities .......................................        8,817,221      291,909,827     269,987,928
                                                                                     -------------    -------------   -------------
Effect of exchange rate on cash .................................................               --          166,364          (9,136)
                                                                                     -------------    -------------   -------------
Net (decrease) increase in cash and cash equivalents.............................     (130,924,836)     137,266,340      37,495,180
Cash and cash equivalents at beginning of period.................................      195,140,568       57,874,228      20,379,048
                                                                                     -------------    -------------   -------------
Cash and cash equivalents at end of period.......................................    $  64,215,732    $ 195,140,568   $  57,874,228
                                                                                     =============    =============   =============
Supplemental disclosure of cash flow information:
Cash payments made for interest..................................................    $     450,209    $          --   $     558,335
Cash payments made for income taxes..............................................               --               --              --
                                                                                     =============    =============   =============
Supplemental disclosure of non-cash investing activities:
Redeemable common stock issued for an acquisition................................    $          --    $          --   $  20,687,500
Common stock issued for marketable securities....................................               --               --     150,000,000
                                                                                     =============    =============   =============
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to Class A common stock............................    $          --    $          --   $  27,929,000
                                                                                     =============    =============   =============


                             See accompanying notes.

                                 Net2Phone, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2002


1. Description of Business and Basis of Presentation

   The accompanying consolidated financial statements reflect the historical financial information of Net2Phone, Inc. and Subsidiaries (collectively the "Company"). The Company was incorporated in October 1997, to operate and develop its Internet telephony business. Prior to such time, the Company's business was conducted as a division of IDT Corporation ("IDT").

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

   On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (but representing 64% of the voting power) of the Company. The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T Corporation ("AT&T"). As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed Limited Liability Company (LLC). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all companies in which the Company has a controlling voting interest ("subsidiaries"), as if the Company and its subsidiaries were a single company. Significant intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

   The effect of any changes in the Company's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investors to unaffiliated parties is included in gain on sales of subsidiary stock.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002

   The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

 Foreign currency translation

   The financial statements of the Company's foreign subsidiary has been translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 52, "Foreign Currency Translation." Statement of operations amounts have been translated using the average exchange rates for the respective years. Monetary assets and liabilities are translated at end-of-period exchange rates. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency translation gains and losses are included in the results of operations as incurred.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.

 Inventory

   Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis. For the year ended July 31, 2002, direct cost of revenue includes an inventory write-down of $2.8 million that relates to inventory identified as obsolete or slow-moving. This inventory has been written down to its net realizable value.

 Property and Equipment

   Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to fifteen years.

   Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.

 Software Development Costs

   Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has not capitalized these costs. Software development costs are the Company's only research and development expenditures. For the years ended
July 31, 2002, 2001, and 2000, research and development costs totaled approximately $11,185,000, $10,360,000, and $4,692,000, respectively.

 Capitalized Internal Use Software Costs

   The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. For the years ended July 31, 2002, 2001 and 2000, the Company has capitalized approximately $7,256,000, $17,672,000, and $7,925,000, respectively, of internal use software costs as computer software.

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

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002

 Revenue Recognition

   Internet telephony service revenue, including pre-paid calling card revenue, is recognized as service is provided, that is, as minutes are used and service charges are levied.

   The Company also recognizes revenue from pre-payments for services after it conducts evaluations of outstanding, remaining pre-payment balances and determines, based on historical data, that such balances are not likely to be utilized.

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

   For the years ended July 31, 2002, 2001 and 2000 advertising expense totaled approximately $3.7 million, $55.1 million, and $28.5 million, respectively.

   In addition, the Company incurred approximately $45.9 million in fiscal 2001 and $28.0 million in fiscal 2000 of costs to terminate advertising arrangements. In fiscal 2001, $31.4 million of these costs are included in selling and marketing and $14.5 million are included in restructuring and other charges in the accompanying statement of operations. In fiscal 2000, these costs were included in selling and marketing.

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

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002

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

 Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are required to adopt SFAS No. 143 effective August 1, 2002. We do not expect the impact of the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective August 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activity to be recognized when the liability is incurred. The provisions of SFAS No.
146 are effective for exit or disposal activities that are initiated after December 31, 2002.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


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

   The following tables present the pro forma impact of SFAS No. 142 on reported net loss available to common shareholders and loss per common share had the standard been in effect for the years ended July 31, 2001 and 2000:

                                                                                              Years ended July 31,
                                                                                 ----------------------------------------------
                                                                                     2002             2001            2000
                                                                                 -------------   -------------    -------------
    Reported net loss available to common shareholders.......................    $(245,927,887)  $(366,507,770)   $(118,334,005)
    Goodwill amortization....................................................               --       1,978,222          339,136
                                                                                 -------------   -------------    -------------
    Pro forma net loss available to common shareholders......................    $(245,927,887)  $(364,529,548)   $(117,994,869)
                                                                                 =============   =============    =============




                                                                                              Years ended July 31,
                                                                                 ----------------------------------------------
                                                                                     2002             2001            2000
                                                                                 -------------   -------------    -------------
    Basic and diluted loss per common share..................................    $       (4.21)  $       (6.25)   $       (2.29)
    Goodwill amortization....................................................               --            0.03             0.01
                                                                                 -------------   -------------    -------------
    Pro forma loss per common share -- basic and diluted.....................    $       (4.21)  $       (6.22)   $       (2.28)
                                                                                 =============   =============    =============


   The changes in the carrying amount of goodwill, net of accumulated amortization for the year ended July 31, 2002, are as follows:

                                                                             Goodwill, net
                                                                             -------------
          Balance at August 1, 2001 ......................................    $  1,925,295
          Goodwill acquired during the year ..............................      11,543,232
          Impairment loss (see footnote 22) ..............................     (11,543,232)
          Goodwill of business disposed...................................        (216,209)
                                                                              ------------
          Balance at July 31, 2002 .......................................    $  1,709,086
                                                                              ============

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


   The major components and average useful lives of our other acquired intangible assets follows:

                                                                                July 31, 2002                July 31, 2001
                                                                           -------------------------    -------------------------
                                                                            Gross                         Gross
                                                                Period     Carrying     Accumulated     Carrying     Accumulated
                                                                (mos.)      Amount      Amortization     Amount      Amortization
                                                                ------    ----------    ------------   ----------    ------------
   Developed product technology..............................       36    $       --     $      --     $       --     $      --
   Customer lists............................................       60            --            --      3,000,000      (200,000)
   Technology................................................       35       160,000       (36,923)     1,000,000       (86,208)
   Trademark.................................................       36     1,288,825      (225,864)       983,991       (78,222)
   Non-compete covenants.....................................    24-30       800,000      (247,547)            --            --
                                                                 -----    ----------     ---------     ----------     ---------
                                                                          $2,248,825     $(510,334)    $4,983,991     $(364,430)
                                                                          ==========     =========     ==========     =========


   Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Intangible assets amortization expense for the years ended July 31, 2002, 2001, and 2000 was $1.5 million, $4.0 million, and $1.0 million, respectively. Intangible assets amortization expense is estimated to be $0.7 million in fiscal 2003, $0.5 million in fiscal 2004, $0.2 million in fiscal 2005, $0.2 million in fiscal 2006.

   During the first quarter of fiscal 2002, the Company recorded goodwill of $9.2 million and developed product technology of $2.1 million related to the NetSpeak acquisition in August 2001 (see footnotes 6 and 22).

   During the second quarter of fiscal 2002, the Company recorded goodwill of approximately $2.3 million relating to shares of ADIR Technologies, Inc. ("ADIR") repurchased from the Company's Chief Executive Officer and Chief Financial Officer in connection with their separation agreements as discussed in more detail in footnote 22, restructuring, severance, impairment and other items.

   See footnote 22 for information regarding impairment charges recorded in the third quarter of Fiscal 2002 on goodwill and identifiable intangible assets.

4. Financial Instruments

   Effective August 1, 1999 the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. For the years ended July 31, 2002, 2001 and 2000, the Company recorded a gain of approximately $0, $5.2 million and $0.5 million, respectively, related to its derivative instruments.

   The carrying value of the Company's financial instruments which include our investments (see Note 9), marketable securities (see Note 7), and long-term obligations (see Note 6), approximates fair value. Certain equity investments, included in investments, are reflected at their carrying value because quoted market prices do not exist. The balance of these investments at July 31, 2002 and 2001 are $1.5 million and $8.6 million respectively. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. The fair value of the Company's long-term obligation was estimated using a discounted cash flow analysis, based on current market interest rates. It was not practicable to estimate the fair value of certain of the Company's equity investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


5. Aplio Acquisition

   On July 7, 2000, the Company acquired all of the outstanding capital stock of Aplio, S.A ("Aplio") a company located in France with technology that enables Voice Over Internet Protocol ("VOIP") devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of the Company's redeemable common stock which were valued at $35.50 and are redeemable at $36.947 per share, promissory notes aggregating $6.5 million, $1.4 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, the Company was required to pay two contingent cash payments of $2.8 million each on July 7, 2001 and July 7, 2002 and a third payment of $2.5 million on July 7, 2003. As collateral for the first two contingent payments, the company placed 150,329 shares of its common stock in escrow. Certain of the selling shareholders also were given the right to require the Company to repurchase their shares on various dates prior to January 31, 2002.

   The aggregate purchase price of $36.2 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.9 million which was allocated as follows: approximately $17.7 million to goodwill, $13.9 million to technology, $2.3 million to trademark, $4.5 million to patents and $0.5 million to workforce.

   This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from July 7, 2000, the date of acquisition.

   As of June 7, 2001, the Company entered into a Settlement Agreement with certain former Aplio shareholders pursuant to which the Company redeemed 116,549 shares for a total of $4.3 million, of which $1.0 million was paid before July 31, 2001, and the balance was paid in August 2001. On April 30, 2003, the Company has the option of redeeming the remaining 294,046 shares of the Company's stock owned by these same shareholders for $10.9 million or simply paying the excess, if any, of $36.947 per share over the market value of the shares at that time. In exchange, these shareholders waived their rights to receive $2.0 million held back by the Company at the closing to secure certain indemnification obligations. As a result, the Company has recorded $9.8 million of redeemable stock as of July 31, 2002 based on the excess of $36.947 over the value of 294,046 shares of the Company's common stock on such date.

   As of July 31, 2001, the Company entered into Settlement Agreements with three other former shareholders of Aplio pursuant to which the Company agreed to pay to such shareholders the aggregate sum of $6.6 million in two installments on August 31, 2001 and January 8, 2002. In addition, the Company agreed to pay such shareholders on April 30, 2003 the aggregate sum of $8.3 million, reduced by the market value at that time of the 291,279 shares (including the 150,329 shares released to such shareholders from escrow) of the Company's stock owned by such shareholders. In exchange, these shareholders waived their rights to receive $1.0 million held back by the Company at the closing to secure certain indemnification obligations. As a result, the Company has recorded a liability of $7.6 million as of July 31, 2002 based on the excess of $8.3 million over the value of 291,279 shares of the Company's common stock on such date.

   In the third quarter of Fiscal 2001, the Company decided to discontinue Aplio's operations. See Note 22.

6. ADIR Technologies, Inc.

   In the first quarter of Fiscal 2001, ADIR, a subsidiary of Net2Phone, designated 135,000 shares of its preferred stock as Series A and sold 13,277 of such shares to Cisco Systems, Softbank and IDT in a private placement transaction for aggregate gross proceeds of approximately $23.2 million. In addition, ADIR sold 18,525 shares of its common stock in Fiscal 2001 to employees of Net2Phone and ADIR in exchange for promissory notes of approximately $3.2 million, which was below the aggregate value of such shares of $21.1 million. Accordingly, the discount of approximately $17.9 million is being amortized over the vesting period of such shares. The Company has recorded compensation expense of $4.5 million and $3.9 million in Fiscal 2002 and 2001, respectively, from the amortization of this discount. The expense is recorded in non-cash compensation expense in the accompanying statements of operations.

   In the fourth quarter of Fiscal 2001, ADIR raised an additional $25 million in exchange for 9,905 shares of its Series B preferred stock from its previous investors, Cisco Systems and Softbank.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


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

   The total aggregate consideration paid for the acquisition was $48.1 million. The purchase price allocation was as follows:

          Current assets ...................................................   $23,375,400
          Current liabilities ..............................................    (3,567,200)
          Property, plant and equipment ....................................     2,294,500
          Other assets .....................................................       802,100
          Development product technology ...................................     2,140,000
          In-process research and development ..............................    13,850,000
          Goodwill .........................................................     9,188,700
                                                                               -----------
                                                                               $48,083,500
                                                                               ===========


   See footnotes 21 and 22 for additional information regarding litigation with Cisco relating to ADIR and its impact on goodwill and intangible assets recorded in connection with the NetSpeak acquisition.

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

   The IPR&D relates primarily to advanced telephony software products for Internet protocol ("IP") networks. The Route Server Infrastructure Product provides real-time IP address resolution ensuring high performance scalability and reliability. The Route Server virtual private network ("VPN") product integrated with the infrastructure product creates a solution that enables service providers to address the long distance service market. The Residential Cable Solution product provides routing and call management for end-user cable subscribers.

   The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure -- $10.3 million; Route Server VPN -- $2.9 million; Residential Cable Solution -- $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution product was suspended while ADIR reevaluates the product's anticipated attractiveness relative to current market conditions.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


7. Marketable Securities

   Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Debt securities with original maturities of greater than three months at the time of purchase are classified as marketable securities and are carried at amortized cost and interest on these securities is included in interest income as earned. The following is a summary of the marketable securities at July 31, 2002:


                                                                                                Gross        Gross
                                                                                Carrying     Unrealized    Unrealized       Fair
                                                                                 Amount         Gains        Losses        Value
                                                                              -----------    ----------    ----------   -----------
   Short-term:
   Held-to-maturity securities:
   U.S. Government Agency Obligations......................................   $25,000,000     $     --      $    --     $25,000,000
   Commercial paper........................................................       770,912        3,376         (999)        773,289
                                                                              -----------     --------      -------     -----------
      Total short-term.....................................................   $25,770,912     $  3,376      $  (999)    $25,773,289
                                                                              ===========     ========      =======     ===========

   Long-term:
   Held-to-maturity securities:
   U.S. Government Agency Obligations......................................   $17,428,706     $134,921      $(1,110)    $17,562,517
   Commercial paper........................................................     1,275,007        8,148       (1,100)      1,282,055
                                                                              -----------     --------      -------     -----------
      Total long-term......................................................   $18,703,713     $143,069      $(2,210)    $18,844,572
                                                                              ===========     ========      =======     ===========


   The following is a summary of the marketable securities at July 31, 2001:


                                                                                                Gross        Gross
                                                                                Carrying     Unrealized    Unrealized       Fair
                                                                                 Amount         Gains        Losses        Value
                                                                              -----------    ----------    ----------   -----------
   Short term:
   Held-to-maturity securities:
   U.S. Government Agency Obligations......................................   $23,000,000     $     --       $  --      $23,000,000
   Corporate notes.........................................................    17,974,587      135,013          --       18,109,600
                                                                              -----------     --------       -----      -----------
                                                                              $40,974,587     $135,013       $  --      $41,109,600
                                                                              ===========     ========       =====      ===========
   Available-for-sale securities:
   Yahoo! common stock.....................................................   $14,209,684
   Speechworks common stock................................................     3,643,657
                                                                              -----------
                                                                               17,853,341
                                                                              -----------
                                                                              $58,827,928
                                                                              ===========


   In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company's common stock at a then equivalent market value of approximately $150.0 million. During Fiscal 2001, the Company recorded a $136.0 million loss relating to an other than temporary decline in the market value of its Yahoo! shares, resulting in a new cost basis. In the second quarter of fiscal 2002, all 806,452 shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $0.6 million that is recorded in "Income (loss) on equity investments and other expense, net" on the accompanying statements of operations.

   In August 2000, the Company purchased 321,027 shares of common stock at $12.46 per share of Speechworks, International, Inc. ("Speechworks") for a total cost of approximately $4.0 million. In the second quarter of fiscal 2002, all 321,027 shares were sold for gross proceeds of approximately $3.1 million, resulting in

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


a loss of approximately $0.9 million that is recorded in "Income (loss) on equity investments and other expense, net" on the accompanying statements of operations.

8. Property and Equipment

   Property and equipment consists of the following:

                                                                  July 31,
                                                         ---------------------------
                                                            2002            2001
                                                         -----------   -------------
       Equipment.....................................    $23,676,020   $  90,983,234
       Computer software.............................     10,405,060      31,397,724
       Furniture and fixtures........................      1,611,331      10,929,592
                                                         -----------   -------------
                                                          35,692,411     133,310,550
       Accumulated depreciation......................     (2,817,243)   (24,912,274)
                                                         -----------   -------------
       Property and equipment, net...................    $32,875,168   $ 108,398,276
                                                         ===========   =============


   Fixed assets under capital leases aggregated $1.9 million and $0 at July 31, 2002 and 2001, respectively. The accumulated amortization related to these assets under capital leases was $0.1 million and $0 at July 31, 2002 and 2001, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

   Depreciation and amortization of fixed assets for the years ended July 31, 2002, 2001 and 2000 was approximately $24.0 million, $17.1 million, and $5.5 million, respectively.

   See footnote 22 for information regarding impairment charges recorded in the third quarter of Fiscal 2002 on property and equipment.

9. Investments

   In February 2000, the Company acquired 1,696,667 shares of WebDialogs Series D Convertible Preferred stock at $5.893 per share. WebDialogs is an e-commerce enabler that focuses on collaborative browsing applications. During the fourth quarter of fiscal 2001, the Company recorded a loss relating to an other-than-temporary decline in value of its investment, resulting in a charge to other expense of approximately $10.0 million.

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

   As a result of the Company's plan to restructure its operations and eliminate various lines of development announced in the third quarter of Fiscal 2002, the Company wrote-off the value of several of its cost method investments which were no longer deemed to be strategic to its business. In addition, an other-than-temporary impairment charge was recorded with respect to one of the Company's cost method investments that the Company continues to believe is strategic to its business. The charge was recorded to reduce the carrying value of the investment to

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


fair value determined based on a recent third-party financing completed by the investee. These charges totaled $6.9 million and are reflected in Income
(loss) on equity investments and other expense, net in the statements of operations.

   The Company has invested in minority holdings of several other technology companies. Such investments are recorded at cost and amounted to approximately $1.5 million at July 31, 2002 and $4.6 million at July 31, 2001.

10. Leasing Arrangements

   The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. The Company entered into several new capital lease agreements during the year ended July 31, 2002.

   The aggregate minimum rental commitments under noncancelable leases for the periods shown at July 31, 2002, are as follows:

    Fiscal Years
      ------------                                 Capital Leases   Operating Leases
                                                   --------------   ----------------
    2003 ......................................     $ 3,098,890        $ 4,187,985
    2004 ......................................       2,587,259          4,377,628
    2005 ......................................         278,375          4,241,928
    2006 ......................................              --          3,971,568
    2007 ......................................              --          3,813,258
    Thereafter ................................              --          8,935,145
                                                    -----------        -----------
    Total minimum rental commitments ..........       5,964,524        $29,527,512
                                                                       ===========
    Less amounts due for interest .............        (291,939)
    Less current portion ......................      (3,002,608)
                                                   --------------
    Capital lease obligations -- long-term
      portion..................................     $ 2,669,977
                                                   ==============


   Rent expense for the years ended July 31, 2002, July 31, 2001 and July 31, 2000 was $8.2 million, $5.3 million, and $1.4 million, respectively.

   As of July 31, 2002, the aggregate minimum sublease rentals to be received in the future for operating subleases is approximately $0.4 million.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


11. Loss Per Share

   The following table sets forth the computation of basic and diluted loss per share:

                                                                                              Year ended July 31,
                                                                                -----------------------------------------------
                                                                                    2002             2001             2000
                                                                                -------------   -------------    --------------
    Numerator:
      Net loss..............................................................    $(245,927,887)  $(365,975,771)   $(118,334,005)
      Redeemable common stock accretion.....................................         (133,000)       (531,999)               --
                                                                                -------------   -------------    --------------
    Numerator for basic and diluted loss per common share-net loss available for
      common stockholders...................................................    $(246,060,887)  $(366,507,770)   $ (118,334,005)
                                                                                =============   =============    ==============
    Denominator
      Denominator for basic and dilutive loss per common share-weighted
      average shares........................................................       58,442,337      58,664,580        51,738,918
                                                                                =============   =============    ==============
    Basic and diluted loss per share........................................    $       (4.21)  $       (6.25)   $        (2.29)
                                                                                =============   =============    ==============


   The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                                                                   Year ended July 31,
                                                                                           ------------------------------------
                                                                                              2002         2001         2000
                                                                                           ----------   ----------    ---------
    Stock Options......................................................................    10,623,023   12,069,098    8,450,984


12. Stock Repurchase Program

   In October 2000, the Board of Directors authorized a share buyback program through which the Company may repurchase up to five million shares of common stock in the open market. As of July 31, 2002, the Company had repurchased 4,481,600 shares under this program.

13. Related Party Transactions

 IDT

   In fiscal 2002, 2001 and 2000 we provided carrier services to IDT of $12.5 million, $21.9 million and $11.2 million, respectively, and sold disposable calling cards to IDT affiliates totaling $17.3 million, $31.6 million and $7.8 million, respectively.

   In fiscal 2002, 2001 and 2000, we purchased wholsesale carrier services from IDT of $24.5 million, $43.1 million and $18.8 million, respectively.

   Our corporate headquarters and several other facilities are leased from IDT. In fiscal 2002 and fiscal 2001, we paid IDT $4.1 million and $3.4 million, respectively, in facilities lease payments.

   The due from (to) IDT balances represent net amounts due from (to) IDT to
(by) us principally for wholsesale carrier telecommunication services and lease payments. On July 31, 2002, IDT owed us $0.7 million. The average balance we owed to IDT during the years ended July 31, 2002 and July 31, 2001, was $6.8 million and $9.6 million, respectively.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


   The activity in the Due to IDT account was as follows:


                                                                                                    Year ended July 31,
                                                                                       --------------------------------------------
                                                                                           2002            2001            2000
                                                                                       ------------    ------------   -------------
Opening Balance....................................................................    $ 14,401,290    $  4,883,111   $  17,735,395
Charges to IDT affiliate for purchases of disposable calling cards from Net2Phone..     (17,312,965)    (31,619,815)     (7,844,575)
Charges to IDT for services provided by Net2Phone..................................     (12,462,765)    (21,900,438)    (11,224,814)
Charges to Net2Phone for services provided to IDT..................................      28,542,078      51,460,583      18,815,668
Expenses paid by IDT on behalf of Net2Phone requiring Net2Phone remittance.........       2,145,919       6,974,128      15,896,162
Expenses paid by Net2Phone on behalf of IDT requiring
  IDT reimbursement................................................................      (3,661,223)             --              --
Payments received from IDT.........................................................      21,366,075      33,144,240       5,874,000
Payments remitted to IDT...........................................................     (33,700,000)    (28,540,519)   (34,368,725)
                                                                                       ------------    ------------   -------------
Ending Balance.....................................................................    $   (681,591)   $ 14,401,290   $   4,883,111
                                                                                       ============    ============   =============


 Agreements with Officers

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

   Due to the uncertainty surrounding the number of options the CEO will ultimately receive, the Company will account for the options using a variable accounting model until the options are exercised or returned to the Company. Furthermore, due to the non-recourse nature of the loan, the Company will record compensation expense for the $3.6 million principal amount of the note over the CEO's three-year employment period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or
(ii) amortizing the $3.6 million loan balance over the employment period.

   For the year ended July 31, 2002, the Company recorded compensation expense of $0.4 million relating to this agreement.

   Pursuant to an agreement with the Company's General Counsel, the Company has guaranteed that the value (as defined in the agreement) of 150,000 options to purchase the Company's common stock held by the General Counsel will be at least $1.6 million on January 7, 2004. To the extent the value of such options is less than $1.6 million, the Company will pay the General Counsel the difference in cash. As a result, the Company is amortizing the $1.6 million guaranteed option value over the three-year term of the agreement. During the year ended July 31, 2002, the Company recorded $0.8 million of compensation expense in connection with this agreement.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


14. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                                  July 31,
                                                                        -----------------------------
                                                                            2002            2001
                                                                       -------------    -------------
    Deferred tax asset:
      Net operating loss carryforward...............................   $ 207,189,358    $ 159,736,632
      Compensation charge from issuance of stock
       options .....................................................       7,987,629        2,561,271
      Restructuring costs...........................................      35,581,610       12,318,797
      Contribution carryover........................................       1,325,126           88,559
    Deferred tax liabilities
      Depreciation..................................................     (13,436,203)      (6,891,642)
      Other.........................................................        (304,060)        (304,060)
                                                                       -------------    -------------
      Net deferred tax asset........................................     238,343,460      167,509,557
      Valuation allowance...........................................    (238,343,460)    (167,509,557)
                                                                       -------------    -------------
    Total deferred tax assets ......................................   $          --    $          --
                                                                       =============    =============


   The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

   At July 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $505.0 million expiring in years through 2022. These net operating loss carryforwards may be limited by both the future taxable earnings of the Company and limitations imposed by IRC
Section 382.

                                                                                               Year ended July 31,
                                                                                   --------------------------------------------
                                                                                       2002            2001            2000
                                                                                   ------------   -------------    ------------
    Tax at effective rate......................................................    $(86,712,189)  $(128,091,520)   $(41,416,902)
    Non-deductible expenses....................................................      21,916,195      15,127,050       3,787,484
    Losses for which no benefit is provided....................................      64,795,994     112,964,470      37,629,418
                                                                                   ------------   -------------    ------------
    Tax Provision..............................................................    $         --   $          --    $         --
                                                                                   ============   =============    ============


15. Charitable Contributions

   On December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3.0 million and is reflected as a general and administrative cost for the year ended July 31, 2002. The shares were transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares, which may not be publicly sold at this time without registration, or as otherwise permitted under applicable securities laws, are to be used as collateral to support non-interest bearing loans of $1.0 million each from Net2Phone and IDT Corporation. The $1.0 million IDT loan was made on May 24, 2002. The $1.0 million Net2Phone loan has not yet been made. The proceeds of the loans are to be used to provide liquidity to the Foundation for purposes of matching charitable gifts contributed by employees of Net2Phone and ADIR in accordance with a matching charitable gift program approved by the Board of Directors of Net2Phone in March 2001. Certain executives of Net2Phone are also trustees and officers of the Foundation.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


16. Other Comprehensive Income

   The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

                                                                                 Unrealized gain                   Accumulated
                                                                                    (loss) on        Foreign          other
                                                                                  available for      Currency     comprehensive
                                                                                 sale securities   Translation    income (loss)
                                                                                 ---------------   -----------    -------------
    Beginning balance at July 31, 1999.......................................     $         --       $     --     $         --
    Change during period.....................................................      (41,805,082)        47,239      (41,757,843)
                                                                                  ------------       --------     ------------
    Balance at July 31, 2000.................................................      (41,805,082)        47,239      (41,757,843)
    Change during period.....................................................       41,445,977        461,551       41,907,528
                                                                                  ------------       --------     ------------
    Balance at July 31, 2001.................................................        (359,105)        508,790          149,685
    Change during period.....................................................               --         89,998           89,998
                                                                                  ------------       --------     ------------
    Balance at July 31, 2002.................................................     $   (359,105)      $598,788     $    239,683
                                                                                  ============       ========     ============


   During the year ended July 31, 2001, a $41.4 million impairment loss was realized on availabe-for-sale securities.

17. Stockholders' Equity

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

 Increase in Authorized Shares

   The Company designated 15,000,000 shares of its capital stock as Class A stock. The terms of the Class A stock are identical to those of common stock except for voting and conversion rights and restrictions on transferability. The Class A stock is entitled to two votes per share.

   On July 6, 2000, the Company's shareholders gave approval to issue 4,000,000 newly authorized shares of Class A common stock to AT&T for an aggregate purchase price of $300.0 million. This transaction was consummated in August 2000.

 Stock Options

   In April 1999, the Company adopted a stock option and incentive plan, as amended (the "Plan"). Pursuant to the Plan, the Company's officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. There are currently 16,940,000 shares of common stock authorized for issuance under the plan.

   The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediately to four years.

   In the fourth quarter of fiscal 1999, the Company granted options to purchase 8,821,500 shares of common stock at exercise prices ranging from $3.33 to $15.00 per share to employees of the Company and employees of IDT.
The options generally vest over periods up to four years and expire ten years from the date of grant. In connection with the exercise of such options, the Company extended $3.1 million of recourse loans to employees. In order to obtain the loans, optionees agreed to the cancellation of 23,382 outstanding options.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


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

   The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. For the year ended July 31, 2002, the company recorded non-cash compensation charges of approximately $0.6 million, related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

   For the years ended 2002, 2001 and 2000, the Company recorded compensation expense of $13.7 million, $16.2 million, and $48.1 million respectively, from the issuance of stock options. All of the Company's non-cash compensation is attributable to general and administrative expenses.

   Deferred compensation at July 31, 2002 resulting from the issuance of stock options, based on Net2Phone's stock price at July 31, 2002, is expected to be $3.4 million is being charged to expense over the vesting period of the stock options as follows: fiscal 2003, $1.8 million; fiscal 2004, $1.1 million; and fiscal 2005, $0.5 million.

   A summary of stock option activity under the Company's stock option plan is as follows:

                                                                    Weighted Average
                                                         Shares      Exercise Price
                                                       ----------   ----------------
    Outstanding at July 31, 1999 ..................     7,445,900        $ 7.90
    Granted .......................................     2,371,689         35.73
    Exercised .....................................    (1,177,429)         7.55
    Cancelled .....................................      (182,351)        26.83
    Forfeited .....................................        (6,825)        14.49
                                                       ----------
    Outstanding at July 31, 2000 ..................     8,450,984         15.77
    Granted .......................................     6,157,137         16.19
    Exercised .....................................    (1,671,835)         3.96
    Cancelled .....................................      (704,086)        23.40
    Forfeited .....................................       (83,334)        26.06
                                                       ----------
    Outstanding at July 31, 2001 ..................    12,148,866
    Granted .......................................     9,296,022          4.20
    Exercised .....................................    (1,112,621)         0.51
    Cancelled .....................................    (4,351,608)        18.06
    Forfeited .....................................    (5,357,636)        20.04
                                                       ----------
    Outstanding at July 31, 2002 ..................    10,623,023

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


   The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2002:

                                                         Stock Options Outstanding                   Stock Options Exercisable
                                           ------------------------------------------------------    --------------------------
                                                                   Weighted
                                                                   Remaining          Weighted                      Weighted
                                                               Contractual Life       Average       Number of       Average
         Range of Exercise Prices          Number of Options      (in years)       Exercise Price    Options     Exercise Price
         ------------------------          -----------------   ----------------    --------------   ---------    --------------
   $ 0.01 -  0.01                                    68,000           8.0              $ 0.01          68,000        $ 0.01
   $ 3.33 -  4.70                                 5,154,738           7.7              $ 3.46       3,951,069        $ 3.44
   $ 5.00 -  7.37                                 4,847,931           8.4              $ 5.73       2,266,637        $ 5.97
   $ 9.87 - 10.69                                    15,500           8.4              $10.40          11,375        $10.59
   $15.00 - 16.75                                   258,551           6.8              $15.31         238,676        $15.20
   $25.00 - 35.00                                   175,928           4.0              $29.57         118,177        $31.64
   $42.25 - 48.50                                   102,375           7.4              $43.37          69,932        $43.89
                                                 ----------                                         ---------
                                                 10,623,023                                         6,723,866
                                                 ==========                                         =========

   The weighted average fair value of options granted was $3.98 and $13.63 for the years ended July 31, 2002 and 2001. Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

    Assumptions                                        July 31, 2002   July 31, 2001
      -----------                                      -------------   -------------
    Average risk-free interest rate ...............          4.29%           5.71%
    Dividend yield ................................            --              --
    Volatility factor of the expected market price
      of the Company's common stock................           108%            120%
    Average life ..................................       5 years         5 years


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

   The Company's pro forma information is as follows:

                                                                                            For the year ended July 31,
                                                                                    -------------------------------------------
                                                                                        2002           2001            2000
                                                                                    ------------   ------------    ------------
    Pro forma net loss available to common stockholders.........................    $266,593,677   $430,493,643    $146,364,946
    Pro forma net loss per common share.........................................    $       4.56   $       7.34    $       2.83

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


18. 401(K) Plan

   In October 1999, the Company established a 401(k) Plan which permits employees to make contributions to the plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the plan after completing three months of service. Eligible employees may contribute up to 15% of their annual compensation, subject to IRS limitations. Prior to January 2002, the Company matched a discretionary amount of the employees' contributions in cash. Beginning
January 1, 2002, the Company matches a discretionary amount of the employees' contributions in Company common shares. As of July 31, 2002, the Company had yet to contribute any shares of common stock to the matching plan. The Company made cash contributions of approximately $0.8 million, $1.0 million and $0.2 million for the years ended July 31, 2002, 2001 and 2000, respectively and bore the administrative cost of the Plan.

19. Commitments

 Letters of Credit

   As of July 31, 2002, the Company has letters of credit outstanding totaling $23.0 million, of which $20.1 million expires during fiscal 2003 and the remainder expire in 2004 through 2009. The letters of credit primarily relate to payments the Company is required to make as a result of the Aplio settlement agreements (see note 5).

20. Customer and Geographical Area

   Revenues from customers outside the United States represented approximately 45%, 24% and 34% of total revenues during the years ended July 31, 2002, 2001 and 2000, respectively. No single geographic area accounted for more than 10% of total revenue during the years ended July 31, 2001, 2000 and 1999. No customer accounted for more than 10% of revenue during the years ended July 31, 2001, 2000 and 1999.

21. Legal Proceedings

 Multi-Tech

   On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." We continue to defend the lawsuit vigorously. On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit that Net2Phone considers favorable to its non-infringement defenses. In light of the order, Net2Phone expects Multi-Tech to agree to a stipulation of non-infringement and joint motion for entry of final judgment dismissing all of Multi-Tech's infringement claims, with Multi-Tech intending to appeal the Markman order to the Circuit Court of Appeals contesting the Court's construction of the patent claims.

 Class-Actions

   Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


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

22. Restructuring, Severance, Impairment and Other Items

   The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

                                                          For the year ended July 31,
                                                          ---------------------------
                                                              2002            2001
                                                          ------------    -----------
    Impairment of long-lived assets ..................    $ 83,940,197    $        --
    Exit Costs .......................................      14,500,223     55,828,882
    Workforce reductions .............................      13,881,918        469,117
    CEO & CFO separation agreements ..................      12,623,149             --
    Impairment of goodwill ...........................      11,543,232             --
    Impairment of intangible assets ..................       4,226,870             --
    Cisco litigation related expenses.................       1,571,665             --
    Other asset impairments ..........................         903,892     13,802,861
                                                          ------------    -----------
       Total..........................................    $143,191,146    $70,100,860
                                                          ============    ===========


Impairment of Long-lived Assets

   When an indicator of impairment of the Company's long-lived assets exists, the Company reviews the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. The Company considered the resignation of the Chief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be indicators of potential impairment. As a result, an impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of the Company's long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimated fair value. Fair value was estimated using the present value of expected future cash flows.

 Separation Agreements

   In October 2001, Howard Balter resigned as the Company's Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter agreed to waive various rights under his employment

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


agreement, entered into a 30 month restrictive non-compete covenant and will provide consulting services for a 15 month period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone agreed to repay the bank loan and to forgive $2 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of $9.5 million in fiscal 2002. The charge primarily consists of $3.8 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million. There will be future charges of approximately $2.0 million relating to this separation agreement.

   In January 2002, Ilan Slasky tendered his resignation as the Company's Chief Financial Officer to become effective upon his successor's assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Mr. Slasky waived all of his rights under his employment agreement with Net2Phone. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $2.7 million in fiscal 2002. There will be future charges of approximately $1.8 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to the Company for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the year ended July 31, 2002, the Company recorded a mark-to- market adjustment of approximately $0.4 million relating to this guarantee.

 November Restructuring

   In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, and $1.3 million related to elimination of various equipment and network build-outs. As of July 31, 2002, all of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

 February Restructuring

   On February 15, 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation (see note 23). ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability.

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


   In addition, due to these events, the Company determined that it was necessary to perform an impairment test of ADIR's goodwill. As a result of the impairment test, which was performed in accordance with SFAS No. 142, a goodwill impairment loss of $11.5 million was recognized during the third quarter of fiscal 2002. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

   On February 21, 2002, the Company announced plans to reduce its workforce by 85 employees or approximately 28%. The Company underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, the Company significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, the Company was able to retain the profitable calling cards and terminating routes. The Company recorded a severance charge of approximately $3.5 million relating to the workforce reduction. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability. In addition, the Company recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $0.6 million related to the abandonment of certain leases.

   As a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, the Company recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

 April Restructuring

   On April 30, 2002, the Company communicated plans to further reduce its workforce by 20 employees. The Company scaled back on its technical development team, which had been working on projects related to the restructured businesses. The Company recorded severance of approximately $0.9 million related to this additional workforce reduction. As of July 31, 2002, $0.7 million of termination benefits have been paid.

 May Restructuring

   As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce by 30 employees in May 2002. In connection with the significant workforce reductions, ADIR will attempt to exit several leases and therefore recorded a charge of $4.7 million relating to the loss on these lease commitments. ADIR recorded an additional liability in the fourth quarter related to the May 2002 workforce reduction and the termination of employment contracts of two of its officers of $2.3 million. As of July 31, 2002, approximately $0.4 million of involuntary termination benefits have been paid and charged against the liability.

 Sale of Business

   On May 20, 2002, we exited our web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, we incurred a $1.8 million loss and we retain a 10% equity interest in the entity formed to acquire the business.

 Litigation expenses

   On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and its ADIR subsidiary agreed to settle the suit. For the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement. The parties settled the suit and all related claims against Cisco and

                                 Net2Phone, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  July 31, 2002


the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company will recognize, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in Minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million. For the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement.

 Fiscal 2001 Charges

   In fiscal 2001, the operations of our Aplio subsidiary were discontinued. It was determined that substantially all of Aplio's asset values would not be recoverable, resulting in charges of $55.9 million associated with discontinuing the Aplio operation. Separately, unrelated to Aplio, a Restructuring expense of $13.6 million was recorded based on our view that certain pre-paid advertising agreements and related software would provide no future benefits to us. Lastly, we incurred $0.5 million in severance expense through a reduction in force initiated in July 2001.

23. Subsequent events

 Settlement of lititgation

   In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company will recognize, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in Minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million. In addition, for the quarter ended July 31, 2002, we recorded $1.6 million of legal and other expenses related to the settlement that are included in Restructuring, severance, impairment and other special items.

 October 2002 Restructuring

   On October 24, 2002, the Company announced that it is consolidating the development and support of its products for both its core business and its broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation will reduce the Company's staff by 20%, or 63 employees. The Company will record a restructuring charge for this consolidation, which includes severance payments and office space reduction expenses, during the quarter ending October 31, 2002.

                                 Net2Phone, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended July 31, 2002, 2001 and 2000
                             (Dollars in Thousands)


                                                                             Balance at
                                                                              Beginning    Charged to    Deductions     Balance at
                                                                              of Period     Expenses      Note (a)    End of Period
                                                                             ----------    ----------    ----------   -------------
Alowance For Uncollectible
Accounts Receivable:
Year 2002 ................................................................     $1,900        $2,067       $(3,653)        $  314
Year 2001 ................................................................         --         3,577        (1,677)         1,900
Year 2000 ................................................................         --            --            --              0

---------------
(a) Amounts written off as uncollectible.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Net2Phone, Inc.

                                   By:  /s/ STEPHEN M. GREENBERG

                                                 Stephen M. Greenberg
                                                 Chief Executive Officer
                               Power of Attorney

   Each person whose signature appears below hereby constitutes and appoints Stephen M. Greenberg and Norman Klugman the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29 day of October, 2002.


/s/ HOWARD S. JONAS                             Chairman of the Board                               Dated:  October 29, 2002
____________________________________________
    Howard S. Jonas

/s/ STEPHEN M. GREENBERG                        Chief Executive Officer and Director (Principal     Dated:  October 29, 2002
____________________________________________    Executive Officer)
    Stephen M. Greenberg

/s/ NORMAN KLUGMAN                              Chief Financial Officer (Chief Accounting           Dated:  October 29, 2002
____________________________________________    Officer)
    Norman Klugman

/s/ JAMES R. MELLOR                             Director                                            Dated:  October 29, 2002
____________________________________________
    James R. Mellor

/s/ JAMES A. COURTER                            Director                                            Dated:  October 29, 2002
____________________________________________
    James A. Courter

/s/ MICHAEL FISCHBERGER                         Director                                            Dated:  October 29, 2002
____________________________________________
    Michael Fischberger

/s/ STEPHEN GOLDSMITH                           Director                                            Dated:  October 29, 2002
____________________________________________
    Stephen Goldsmith

/s/ ANTHONY G. WERNER                           Director                                            Dated:  October 29, 2002
____________________________________________
    Anthony G. Werner

/s/ DANIEL H. SCHULMAN                          Director                                            Dated:  October 29, 2002
____________________________________________
    Daniel H. Schulman

/s/ HARRY C. MCPHERSON, JR.                     Director                                            Dated:  October 29, 2002
____________________________________________
    Harry C. McPherson, Jr.


/s/ JOYCE J. MASON                              Director                                            Dated:  October 29, 2002
____________________________________________
    Joyce Mason

/s/ STEPHEN R. BROWN                            Director                                            Dated:  October 29, 2002
____________________________________________
    Stephen R. Brown

/s/ JESSE P. KING                               Director                                            Dated:  October 29, 2002
____________________________________________
    Jesse P. King

/s/ MICHAEL WEISS                               Director                                            Dated:  October 29, 2002
____________________________________________
    Michael Weiss

                                 Certifications


     I, Stephen M. Greenberg, certify that:

     1.   I have reviewed this annual report on Form 10-K of Net2Phone, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 29, 2002


                                 /s/ Stephen M. Greenberg
                                 _____________________________________________
                                 Stephen M. Greenberg
                                 Chief Executive Officer

                                 Certifications


     I, Norman Klugman, certify that:

     1.   I have reviewed this annual report on Form 10-K of Net2Phone, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 29, 2002


                                 /s/ Norman Klugman
                                 _____________________________________________
                                 Norman Klugman
                                 Chief Financial Officer