Form 10-Q
period 2002-10-31
NET2PHONE INC
filed 2002-12-16
CIK 1086472

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
(Mark one)

         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002


                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26763

                                 NET2PHONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                  DELAWARE                                     22-3559037
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
              or Organization)                              Identification No.)


                   520 Broad Street, Newark, New Jersey 07102
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 438-3111
              (Registrant's Telephone Number, Including Area Code)


                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of December 6, 2002, the registrant had outstanding 30,666,333 shares of common stock, $.01 par value and 28,986,750 shares of Class A stock, $.01 par value.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No ____

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets as of October 31, 2002 and July 31, 2002.....................     3

     Condensed Consolidated Statements of Operations for the three months ended
            October 31, 2002 and 2001...................................................................     4

     Condensed Consolidated Statement of Stockholders' Equity for the three months ended
         October 31, 2002...............................................................................     5

     Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2002
        and 2001........................................................................................     6

     Notes to Condensed Consolidated Financial Statements...............................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
   Operations...........................................................................................     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     18

Item 4.   Controls and Procedures.......................................................................     18

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     19

Item 2.   Changes in Securities and Use of Proceeds.....................................................     19

Item 3.   Defaults Upon Senior Securities...............................................................     19

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     20

Item 5.   Other Information.............................................................................     20

Item 6.   Exhibits and Reports on Form 8-K..............................................................     20

Signatures..............................................................................................     21

Certifications..........................................................................................     22

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements
                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             October 31,       July 31,
(in thousands, except per share data)                                                           2002             2002
                                                                                          -------------------------------
                                                                                             (unaudited)       (note 1)
ASSETS:
Current assets:
     Cash and cash equivalents...........................................................     $   74,503       $   64,216
     Marketable securities - current.....................................................         44,972           25,771
     Notes receivable from employees - current...........................................            846              855
     Due from IDT........................................................................              -              682
     Other current assets................................................................         12,580           15,690
                                                                                          -------------------------------
          Total current assets...........................................................        132,901          107,214
Property and equipment, net..............................................................         30,621           32,875
Marketable securities - long term........................................................              -           18,704
Notes receivable from employees - long term..............................................          6,536                -
Other assets.............................................................................          6,141           12,903
                                                                                          -------------------------------
          Total assets...................................................................     $  176,199       $  171,696
                                                                                          ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable....................................................................     $    5,988       $    7,727
     Accrued expenses....................................................................         22,576           27,266
     Capital lease obligations - short term..............................................          3,188            3,003
     Due to IDT..........................................................................            640                -
     Other current liabilities...........................................................         15,732           15,821
                                                                                          -------------------------------
          Total current liabilities......................................................         48,124           53,817
Other liabilities........................................................................          2,860            1,973
Capital lease obligations - long term....................................................          2,211            2,670
                                                                                          -------------------------------
          Total liabilities..............................................................         53,195           58,460

Minority interests.......................................................................          8,110           46,881
Redeemable common stock, $.01 par value; 294 and 294 shares outstanding..................         10,006            9,753
Stockholders' equity:
     Common stock, $.01 par value; 200,000 shares authorized including redeemable
             shares; 33,879 and 33,871 shares issued ....................................            339              339
     Class A stock, $.01 par value, 37,924 shares authorized;
            28,987 and 28,995 shares issued..............................................            290              290
     Additional paid-in capital..........................................................        884,465          885,165
     Accumulated deficit.................................................................       (728,854)        (773,266)
     Accumulated other comprehensive income .............................................            740              240
     Deferred compensation...............................................................        (10,907)         (12,919)
     Loans to stockholders...............................................................         (2,040)          (2,040)
     Treasury stock, at cost; 3,634 and 3,751 shares.....................................        (39,145)         (41,207)
                                                                                          -------------------------------
           Total stockholders' equity ...................................................        104,888           56,602
                                                                                          -------------------------------
           Total liabilities and stockholders' equity ...................................     $  176,199       $  171,696
                                                                                          ===============================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                               Three months ended
(in thousands, except per share data)                                                              October 31,
                                                                                      --------------------------------------
                                                                                               2002               2001
                                                                                      --------------------------------------

Revenue...............................................................................       $  23,948         $  42,891


Costs and expenses:

     Direct cost of revenue...........................................................          13,942            24,079
     Selling, general and administrative..............................................          13,870            38,104
     Depreciation and amortization....................................................           2,480             6,739
     Settlement of Cisco litigation,
       restructuring, severance, impairment and other items...........................         (53,257)            5,911
     Acquired in-process research and development.....................................               -            13,850
     Non-cash compensation............................................................           1,446             4,888
                                                                                      ----------------------------------
                  Total costs and expenses............................................         (21,519)           93,571
                                                                                      ----------------------------------
Income (loss) from operations.........................................................          45,467           (50,680)
Interest income, net..................................................................             816             1,935
                                                                                      ----------------------------------
Income (loss) before minority interests...............................................          46,283           (48,745)
Minority interests....................................................................             159            (7,390)
                                                                                      ----------------------------------
Net income (loss).....................................................................          46,124           (41,355)

Redeemable common stock accretion.....................................................               -              (133)
                                                                                      ----------------------------------

Net income available to common stockholders...........................................       $  46,124         $ (41,488)
                                                                                      ==================================

Net income per common share-basic & diluted...........................................       $    0.77         $   (0.72)
                                                                                      ==================================

Weighted average of number of common shares used in the calculation of
                    basic & diluted net income per common share:......................          59,516            57,674
                                                                                      ==================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Net2Phone, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                       Three months ended October 31, 2002
                                  (unaudited)
(in thousands)

                                                                                                         Accumulated
                                   Common Stock         Class A Stock      Additional                       Other
                               -------------------------------------------   Paid-In    Accumulated     Comprehensive
                                Shares       Amount    Shares     Amount     Capital  (Deficit)/Profit  Income (Loss)
                               ---------   ---------  --------  ---------  ---------  ----------------  -------------

Balance at July 31, 2002         33,871       $ 339    28,995      $ 290   $ 885,165  $   (773,266)     $        240
Net loss for the three months
   ended October 31, 2002             -           -         -          -           -        46,124                -
Foreign currency translation          -           -         -          -           -             -                -
Unrealized equity
   securities gain, net               -           -         -          -           -             -              500

Comprehensive income
Treasury share funding
   of 401K Plan                       -           -         -          -           -        (1,712)               -
Conversion of Class A
   stock to common stock              8           -        (8)         -           -             -                -
Exercise of stock options                         -         -          -           2             -                -
Issuance of Restricted
   Share grant to executive           -           -         -          -         394             -                -
Forfeiture of stock options           -           -         -          -        (289)            -                -
Repricing of stock options            -           -         -          -        (807)            -                -
Amortization of deferred
  compensation                        -           -         -          -           -             -                -
                               --------    --------   --------  --------   ---------  -------------   -------------
Balance at October 31, 2002      33,879    $    339     28,987  $    290   $ 884,465  $    (728,854)  $         740
                               ========    ========   ========  ========   =========  =============   =============


                                                               Treasury Stock           Total
                                  Deferred     Loans to     ---------------------    Stockholders'
                                Compensation  Stockholders    Shares      Amount    Equity (Deficit)
                                ------------ -------------  ---------   ----------  ---------------

Balance at July 31, 2002         $ (12,919)    $ (2,040)      3,751     $ (41,207)      $ 56,602
Net loss for the three months
   ended October 31, 2002                -            -           -             -         46,124
Foreign currency translation             -            -           -             -              -
Unrealized equity
   securities gain, net                  -            -           -             -            500
                                                                                     -----------
Comprehensive income                                                                      46,624
Treasury share funding
   of 401K Plan                          -            -        (117)        2,062            350
Conversion of Class A
   stock to common stock                 -            -           -             -              -
Exercise of stock options                -            -           -             -              2
Issuance of Restricted
   Share grant to executive              -            -           -             -            394
Forfeiture of stock options            289            -           -             -              -
Repricing of stock options             807            -           -             -              -
Amortization of deferred
  compensation                         916            -           -             -            916
                              -------------  -----------   ---------  ------------   -----------
Balance at October 31, 2002         (10,907)   $ (2,040)      3,634   $    (39,145)  $   104,888
                              =============  ===========   =========  ============   ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Three Months Ended
(in thousands)                                                                                      October 31,
                                                                                        --------------------------------------
                                                                                                2002              2001
                                                                                        --------------------------------------
Operating activities:
     Net income (loss)..................................................................      $  46,124        $  (41,355)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................          2,480             6,739
     Non-cash compensation..............................................................          1,446             4,888
     Write-off of acquired in-process research and development..........................              -            13,850
     Restructuring, severance, impairment, and other non-cash items.....................          5,172                 -
     Non-cash litigation settlement.....................................................        (38,929)                -
     Minority interests.................................................................            159            (7,390)
     Changes in assets and liabilities:
        Accounts receivable.............................................................         (1,034)            1,260
        Other assets....................................................................          3,070            (1,136)
        Accounts payable and accrued expenses...........................................         (6,964)           (2,606)
        Deferred revenue................................................................           (344)           (2,271)
        Net advances from (repayments to) IDT Corporation...............................          1,322           (13,604)
                                                                                        ---------------------------------
Net cash provided by (used in) operating activities.....................................         12,502           (41,625)

Investing activities:
     Purchases of property and equipment................................................         (2,069)           (9,677)
     Purchases of marketable securities.................................................         (1,445)          (20,000)
     Proceeds from the sale of marketable securities....................................          1,448            34,022
     Acquisitions, net of cash acquired.................................................              -           (27,584)
     Payments of long-term obligations..................................................              -            (3,904)
     Other..............................................................................            110              (297)
                                                                                        ---------------------------------
Net cash used in investing activities...................................................         (1,956)          (27,440)

Financing activities:
     Proceeds from the issuance of subsidiary preferred stock...........................              -            13,999
     Payments of capital lease obligations..............................................           (266)                -
     Purchases of redeemable common stock...............................................              -            (3,306)
     Repurchase of common stock.........................................................              -              (510)
     Other..............................................................................              7                 4
                                                                                        ---------------------------------
Net cash (used in) provided by financing activities.....................................           (259)           10,187

Effect of exchange rate on cash.........................................................              -                63
                                                                                        ---------------------------------
Net increase (decrease) in cash and cash equivalents....................................         10,287           (58,815)
Cash and cash equivalents at beginning of period........................................         64,216           195,140
                                                                                        ---------------------------------
Cash and cash equivalents at end of period..............................................      $  74,503        $  136,325
                                                                                        =================================

Supplemental disclosure of cash flow information:
Cash payments made for interest.........................................................      $      37        $        -
                                                                                        =================================
Cash payments made for income taxes.....................................................      $       -        $        -
                                                                                        =================================

Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets............................................      $       -        $    4,234
                                                                                        =================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively "the Company" or "Net2Phone") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. Certain reclassifications have been made to the prior year's unaudited condensed consolidated financial statements to conform to the current year's presentation. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone's Annual Report on Form 10-K for the year ended July 31, 2002.


2. Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.


3.  Earnings Per Share

         The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income per share as their effect would be antidilutive. Stock options for 10.5 million shares for the three months ended October 31, 2002 were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock.



4.  Related Party Transactions

IDT

         In the three months ended October 31, 2002, we provided carrier services to IDT of $1.1 million and sold disposable calling cards to IDT affiliates totaling $2.0 million. In the three months ended October 31, 2002, we purchased wholesale carrier services from IDT of $3.2 million.

         Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2002, we paid IDT $0.4 million in facilities lease payments.

         The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services and facilities lease payments. On October 31, 2002, we owed IDT $0.6 million. The average balance we owed to IDT during the three months ended October 31, 2002 was $0.2 million.

5.   Marketable Securities

         Prior to August 1, 2002, we classified our investments in marketable securities as held-to-maturity since we had the intent and ability to hold the securities to maturity. During the first quarter of fiscal 2003, we elected to have IDT's treasury function advise us regarding the management of our marketable securities. As a result of this change, we reevaluated our prior determination that our investments in marketable securities are held-to-maturity, and concluded that they should be transferred to available-for-sale to be consistent with the IDT treasury function's advice with respect to management of these securities. Accordingly, effective October 31, 2002, held-to-maturity securities with an amortized cost of $44.5 million and gross unrealized gains and losses of $0.5 million and $0, respectively, were transferred to the available-for-sale category.


6.  Other Comprehensive Income

      The Company's other comprehensive income (loss) consists of the following:



                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                        2002         2001
                                                     ---------    ---------
                                                          (in thousands)
   Net income (loss)                                 $  46,124    $ (41,355)
                                                     ---------    ---------

   Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                  -          (63)
   Unrealized gain (losses) on available for sale          500            -
    securities
                                                     ---------    ---------
                                                           500          (63)
                                                     ---------    ---------
   Total comprehensive income (loss)                 $  46,624    $ (41,418)
                                                     =========    =========


        The components of accumulated other comprehensive income (loss) are as follows:

                                                 October 31, 2002  July 31, 2002
                                                 -------------------------------
                                                         (in thousands)
  Foreign currency translation adjustments          $     599   $      599
  Unrealized gains (losses) on available for sale         141         (359)
    securities                                      ----------- ----------
                                                    $     740   $      240
                                                    =========== ==========

7.     Option Repricing

         On December 18, 2001, the Board of Directors approved the repricing of options to purchase shares of Net2Phone's common stock, par value $0.01 per share, outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan and granted on or before December 18, 2001. There were options to purchase 6.4 million shares of common stock outstanding and eligible to be repriced.

         The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. Based on Net2Phone's stock price at October 31, 2002, we reversed $0.6 million of compensation expense previously recorded as non-cash compensation. If our share price increases, we will continue to incur charges over the vesting period and with respect to repricings, until the options are exercised.

         All of our non-cash compensation is attributable to selling, general and administrative expense.

8.   Legal Proceedings


Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit that we consider favorable to our non-infringement defenses. On October
31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend the lawsuit vigorously.

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against several hundred other companies that executed initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We recently have been able to secure the voluntary dismissal of our executive officers from the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

9.  Settlement of Cisco Litigation, Restructuring, Severance,
Impairment and Other Items

         The following table summarizes the charges included in settlement of Cisco litigation, restructuring, severance, impairment and other items in the statements of operations:


                                       Three Months Ended October 31,
                                         2002                  2001
                                     ---------------------------------
                                               (in thousands)
Settlement of Cisco litigation       $     (58,429)       $          -
Workforce reductions                         3,649                   -
Reserve adjustments                         (2,133)                  -
Exit costs                                     876                   -
Impairment of long-lived assets              1,443                   -
CEO & CFO separation agreements              1,337               5,911
                                     ---------------------------------
     Total                           $     (53,257)       $      5,911
                                     =================================


o        Settlement of Cisco Litigation

         On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a majority-owned subsidiary of the Company. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in Minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less the $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002.


o        First Quarter 2003 Restructuring

         On October 24, 2002, we announced that we are consolidating the development and support of our products for both our core business and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation will reduce our staff by approximately 20%, or about 63 employees. As a result of this restructuring, there was a charge of $3.6 million related to terminated employees, $0.9 million related to the reduction of operations at various locations, and $1.4 million related to elimination of various equipment and network build-outs. As of October 31, 2002, no significant involuntary termination benefits have been paid and charged against the liability.

o        Reserve Adjustments

     During the three months ended April 30, 2002, we recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. During the three months ended October 31, 2002, we reversed $2.9 million of those previously recognized charges as a result of successful settlement negotiations with vendors regarding cancellation charges and $0.3 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. We also recognized, during the first quarter of fiscal 2003, an additional $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002 and a $0.5 million charge relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

o        Separation Agreements

     In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of $0.9 million for the three months ended October 31, 2002. There will be future charges of approximately $1.1 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $0.2 million for the three months ended October 31, 2002. There will be future charges of approximately $1.6 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three months ended October 31, 2002, we recorded a mark-to-market adjustment of $0.2 million relating to this guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2002. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, our customers' ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth and obtain patent protection and additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this report are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.


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

         We believe the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a more detailed discussion of these and other accounting policies, please see Note 2 of the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2002.

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

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of Internet telephony equipment and services to resellers, IDT and other carriers. Revenue decreased 44% from $42.9 million for the three months ended October 31, 2001 to $23.9 million for the three months ended October 31, 2002. The decrease in revenue was primarily driven by the restructurings of operations announced during fiscal 2002 and in October 2002. We, purposefully, de-emphasized seeking revenue from relatively low-margin services such as disposable calling cards in favor of building up activities to generate revenue in relatively high-margin services such as International Communications Services during the upcoming periods.

         Direct Cost of Revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased 42% from $24.1 million for the three months ended October 31, 2001 to $13.9 million for the three months ended October 31, 2002. As a percentage of total revenue, these costs increased from 56.1% for the three months ended October 31, 2001 to 58.2% for the three months ended October 31, 2002. The increase was a result of a reduction in overall pricing levels from a year ago.

         Selling, General and Administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment, referral fees and amounts paid to our strategic partners, some based upon revenue-sharing arrangements. Selling, general and administrative expense decreased 64% from $38.1 million for the three months ended October 31, 2001 to $13.9 million for the three months ended October 31, 2002 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002. We anticipate selling, general and administrative expense, excluding Settlement of Cisco litigation, restructuring, severance, impairment and other items, will continue to decrease in the remainder of fiscal 2003 due to the restructurings of our operations that were announced in fiscal 2002 and October 2002.

         Depreciation and Amortization. Depreciation and amortization decreased 63% from approximately $6.7 million for the three months ended October 31, 2001 to $2.5 million for the three months ended October 31, 2002. As a percentage of total revenues, these costs decreased from 15.7% for the three months ended October 31, 2001 to approximately 10.4% for the three months ended October 31, 2002. Depreciation and amortization declined as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002 which reduced the carrying value of such assets.

         Settlement of Cisco litigation, restructuring, severance, impairment and other items.

         The following table summarizes the charges included in Settlement of Cisco litigation, restructuring, severance, impairment and other items in the statements of operations:

                                       Three Months Ended October 31,
                                         2002                  2001
                                     ---------------------------------
                                               (in thousands)
Settlement of Cisco litigation       $     (58,429)       $          -
Workforce reductions                         3,649                   -
Reserve adjustments                         (2,133)                  -
Exit costs                                     876                   -
Impairment of long-lived assets              1,443                   -
CEO & CFO separation agreements              1,337               5,911
                                     ---------------------------------
     Total                           $     (53,257)       $      5,911
                                     =================================

o        Settlement of Cisco Litigation

         On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for:
(i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in Minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less the $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002.

o        First Quarter 2003 Restructuring

         On October 24, 2002, we announced that we are consolidating the development and support of our products for both our core business and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation will reduce our staff by approximately 20%, or about 63 employees. As a result of this restructuring, there was a charge of $3.6 million related to terminated employees, $0.9 million related to the reduction of operations at various locations, and $1.4 million related to elimination of various equipment and network build-outs. As of October 31, 2002, no significant involuntary termination benefits have been paid and charged against the liability.

o        Reserve Adjustments

         During the three months ended April 30, 2002, we recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. During the three months ended October 31, 2002, we reversed $2.9 million of those previously recognized charges as a result of successful settlement negotiations with vendors regarding cancellation charges and $0.3 million of previously recognized severance expense as a result of the subsequent retention, during the first quarter of fiscal 2003, of several individuals whose employment had been terminated. We also recognized an additional $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002 and a $0.5 million charge relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

o        Separation Agreements

         In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there was a charge of $0.9 million for the three months ended October 31, 2002. There will be future charges of approximately $1.1 million relating to this separation agreement.

         In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $0.2 million for the three months ended October 31, 2002. There will be future charges of approximately $1.6 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three months ended October 31, 2002, we recorded a mark-to-market adjustment of $0.2 million relating to this guarantee.

         Acquired in-process research and development. For the three months ended October 31, 2001, purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak by ADIR, our majority-owned subsidiary.

         The IPR&D relates primarily to advanced telephony software products for Internet protocol ("IP") networks. The Route Server Infrastructure product provides real-time IP address resolution ensuring high performance, scalability and reliability. The Route Server Virtual Private Network ("VPN") product integrated with the infrastructure product creates a solution that enables service providers to address the long distance service market. The Residential Cable Solution products provide routing and call management for end-user cable subscribers.

         The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure product -- $10.3 million; Route Server VPN product -- $2.9 million, Residential Cable Solution products -- $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution products were suspended while we reevaluate the business prospects of ADIR.

         Non-cash Compensation. Non-cash compensation charges decreased 70% from $4.9 million for the three months ended October 31, 2001 to $1.5 million for the three months ended October 31, 2002. As a percentage of total revenue, these costs decreased from 11.4% for the three months ended October 31, 2001 to 6.0% for the three months ended October 31, 2002. This decrease was mainly caused because many options granted below fair market value became fully vested during fiscal 2002. In addition, due to our various restructurings, previously granted options have been forfeited. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. Based on our stock price at October 31, 2002, we reversed $0.6 million of compensation expense previously recorded from non-cash compensation. If our stock price increases, we will continue to incur charges over the vesting period and with respect to repricings, until the options are exercised.

         Income from Operations. Loss from operations was $50.7 million for the three months ended October 31, 2001 as compared to income from operations of $45.5 million for the three months ended October 31, 2002. The decrease in loss from operations is primarily due to the gain from the settlement of the Cisco litigation, lower selling, general and administrative expense and the write-off of acquired in-process research and development during the three months ended October 31, 2001. Excluding non-cash compensation, acquired in-process research and development and the Settlement of Cisco litigation, restructuring, severance, impairment and other items described above, our loss from operations for the three months ended October 31, 2002 would have been $6.3 million compared to $26.0 million for the three months ended October 31, 2001. This decrease is a result of our continuous cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced in fiscal 2002 and October 2002.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 58% from $1.9 million for the three months ended October 31, 2001 to $0.8 million for the three months ended October 31, 2002. The reduction primarily results from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

Related Party Transactions

         In the three months ended October 31, 2002, we provided carrier services to IDT Corporation, our controlling shareholder, of $1.1 million and sold disposable calling cards to IDT affiliates totaling $2.0 million. In the three months ended October 31, 2002, we purchased wholesale carrier services from IDT of $3.2 million.

         Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2002, we paid IDT $0.4 million in facilities lease payments.

         The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services and facilities lease payments. On October 31, 2002, we owed IDT $0.6 million. The average balance we owed to IDT during the three months ended October 31, 2002 was $0.2 million.

Liquidity and Capital Resources

         Historically, we have developed our cash resources through a combination of cash flow from operating activities, and sales of equity securities and borrowings from third parties. Historically, our cash requirements have been satisfied primarily through our existing cash, cash equivalents and marketable securities balances.

      The following table provides our cash flow data for the three months ended October 31, 2002 and 2001.

                                              Three Months Ended October 31,
                                              ------------------------------
                                                  2002             2001
                                              ------------------------------
                                                     (in thousands)
   Net cash provided by (used in) operating
     activities                                $   12,502        $ (41,625)
   Net cash used in investing
     activities...............................     (1,956)         (27,440)
   Net cash (used in) provided by financing
     activities...............................       (259)          10,187
   Effect of exchange rate on cash............          -               63
                                               ----------        ---------
   Net increase (decrease) in cash
     and cash equivalents                      $   10,287        $ (58,815)
                                               ----------        ---------

         Operating activities

         As of October 31, 2002, we had cash, cash equivalents and marketable securities of approximately $119.5 million and working capital of approximately $84.8 million. We generated positive cash flow from operating activities of $12.5 million during the three months ended October 31, 2002, compared with negative cash flow from operating activities of $41.6 million during the three months ended October 31, 2001. The increase in cash flow from operating activities is primarily due to receipt of $19.5 million from the settlement of litigation with Cisco Systems, significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

         Investing activities

         Net cash used in investing activities decreased from $27.4 million during the three months ended October 31, 2001, to $2.0 million for the three months ended October 31, 2002. Our capital expenditures decreased from $9.7 million during the three months ended October 31, 2001 to $2.1 million for the three months ended October 31, 2002, as we completed the majority of the expansion of our domestic and international network infrastucture during fiscal 2002. The net cash from the proceeds from the sale of marketable securities decreased from $34.0 million during the three months ended October 31, 2001 to $1.5 million for the three months ended October 31, 2002. During the three months ended October 31, 2001, we used $27.6 million for the acquistion of Netspeak by ADIR.

         Financing activities

         Net cash used in financing activities was $0.3 million during the three months ended October 31, 2002 compared to net cash provided of $10.2 million during the three months ended October 31, 2001. During the three months ended October 31, 2001, we received $14.0 million in a private placement of shares of preferrred stock for ADIR.

         We believe that, based upon our present business plan, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, or if our operating cash flow deficit exceeds our expectations to the point that we cannot meet our working capital and capital expenditure requirements, we will need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our activities, which could have a material effect on our business, financial condition, or results of operations.

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments.


Contractual Obligations                              Payments Due by Period
                                  ------------------------------------------------------------------ ---------------
                                        Total   Less than 1 year         1-3 years        4-5 years    After 5 years
                                                                      (in thousands)
Capital lease obligations         $     5,399  $           3,188  $          2,211   $           --  $            --
Operating leases                       28,519              3,179            12,592           12,748               --
Other long term obligations            17,886             17,886                --               --                -
                                  ------------ -----------------  ----------------   --------------- ---------------
Total contractual obligations     $    51,804  $          24,253  $         14,803   $       12,748  $            --
============================================== =================  ================   =============== ===============


Other Commercial Commitments                         Payments Due by Period
                                  ----------------------------------------------------------------------------------
                                        Total   Less than 1 year         1-3 years        4-5 years    After 5 years
                                                                      (in thousands)
Standby letters of credit         $    22,990  $          20,079  $          2,377   $           161 $           373
                                  ------------ ------------------ -----------------  --------------- ---------------
Total other commercial
  commitments                     $    22,990  $          20,079  $          2,377   $           161 $           373
============================================== =================  ================   =============== ===============


Effects of Inflation

         Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.


Recently Issued Accounting Standards

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a material impact on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Net2Phone (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

         Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit favorably to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this lawsuit vigorously.


Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits making the same allegations that have been filed against several hundred other companies that executed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We recently have been able to secure the voluntary dismissal of our executive officers from the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

Cisco Systems

         In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company recognized, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in Minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 5.  Other Information

     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K



a)   Exhibits.

Exhibit No.     Description
----------      -----------

10.1 Employment Agreement by and between the Registrant and Arthur Dubroff, dated as of November 20, 2002.

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NET2PHONE, INC.

Date:  December 16, 2002          By: /s/ Stephen M. Greenberg
                                      ----------------------------
                                      Stephen M. Greenberg
                                      Chief Executive Officer



Date:  December 16, 2002          By: /s/ Arthur Dubroff
                                      -----------------------------
                                      Arthur Dubroff
                                      Chief Financial Officer

                                 CERTIFICATIONS



I, Stephen M. Greenberg, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Net2Phone, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

/s/ Stephen M. Greenberg
------------------------
Stephen M. Greenberg
Chief Executive Officer

                                 CERTIFICATIONS



I, Arthur Dubroff, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Net2Phone, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

/s/ Arthur Dubroff
------------------
Arthur Dubroff
Chief Financial Officer