Form 10-Q
period 2003-01-31
NET2PHONE INC
filed 2003-03-17
CIK 1086472

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
          (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26763



                                 NET2PHONE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               DELAWARE                                 22-3559037
  ---------------------------------               ----------------------
     (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)

                   520 Broad Street, Newark, New Jersey 07102
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 438-3111
              (Registrant's Telephone Number, Including Area Code)

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----        -----
     As of March 6, 2003, the registrant had outstanding 30,776,684 shares of common stock, $.01 par value and 28,986,750 shares of Class A stock, $.01 par value.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes  X       No
                                               -----        -----

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of January 31, 2003 and July 31, 2002................      3

          Condensed Consolidated Statements of Operations for the three months and six months ended
           January 31, 2003 and 2002....................................................................      4

          Condensed Consolidated Statement of Stockholders' Equity for the six months ended
            January 31, 2003............................................................................      5

          Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2003
           and 2002.....................................................................................      6

          Notes to Condensed Consolidated Financial Statements..........................................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................................     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     21

Item 4.   Controls and Procedures.......................................................................     21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     22

Item 2.   Changes in Securities and Use of Proceeds.....................................................     22

Item 3.   Defaults Upon Senior Securities...............................................................     23

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     23

Item 5.   Other Information.............................................................................     23

Item 6.   Exhibits and Reports on Form 8-K..............................................................     23

Signatures..............................................................................................     24

Certifications..........................................................................................     25


                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            January 31,       July 31,
(In thousands, except per share data)                                                          2003             2002
                                                                                          -------------     -------------

                                                                                            (unaudited)        (note 1)
ASSETS:
Current assets:
     Cash and cash equivalents...........................................................    $   65,380        $   64,216
     Marketable securities - current.....................................................        46,197            25,771
     Notes receivable from employees - current...........................................           840               855
     Due from IDT........................................................................             -               682
     Other current assets................................................................        13,045            15,690
                                                                                            -----------        ----------
          Total current assets...........................................................       125,462           107,214
Property and equipment, net..............................................................        29,376            32,875
Marketable securities - long term........................................................             -            18,704
Notes receivable from employees - long term..............................................         6,150             6,924
Other assets.............................................................................         5,635             5,979
                                                                                            -----------        ----------
          Total assets...................................................................   $   166,623        $  171,696
                                                                                            ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable....................................................................    $    3,031        $    7,727
     Accrued expenses....................................................................        20,325            27,266
     Capital lease obligations - short term..............................................         3,452             3,003
     Due to IDT..........................................................................         3,944                 -
     Other current liabilities...........................................................        15,118            15,821
                                                                                             ----------        ----------
          Total current liabilities......................................................        45,870            53,817
Other liabilities........................................................................         3,197             1,973
Capital lease obligations - long term....................................................         1,620             2,670
                                                                                             ----------        ----------
          Total liabilities..............................................................        50,687            58,460

Minority interests.......................................................................         7,976            46,881

Redeemable common stock, $.01 par value; 294 and 294 shares outstanding..................         9,717             9,753
Stockholders' equity:
     Common stock, $.01 par value; 200,000 shares authorized including redeemable
       shares;  34,022  and 33,871 shares issued                                                    340               339
     Class A stock, $.01 par value, 37,924 shares authorized;
       28,987 and 28,995 shares issued...................................................           290               290
     Additional paid-in capital..........................................................       885,416           885,165
     Accumulated deficit.................................................................      (739,006)         (773,266)
     Accumulated other comprehensive income  ............................................           608               240
     Deferred compensation...............................................................        (9,304)          (12,919)
     Loans to stockholders...............................................................        (2,040)           (2,040)
     Treasury stock, at cost;  3,575  and 3,751 shares...................................       (38,061)          (41,207)
                                                                                             ----------         ---------
           Total stockholders' equity ...................................................        98,243            56,602
                                                                                             ----------         ---------
           Total liabilities and stockholders' equity ...................................   $   166,623         $ 171,696
                                                                                            ===========         =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                   Six months ended            Three months ended
(In thousands, except per share data)                                                 January 31,                  January 31,
                                                                              ----------------------        ------------------------
                                                                                 2003         2002             2003         2002
                                                                              --------      --------        ---------     ----------
Revenue                                                                       $ 46,999      $ 80,730        $  23,051     $  37,839
Costs and expenses:
     Direct cost of revenue (exclusive of items shown below)       .......      26,228        46,581           12,286        22,503
     Selling, general and administrative..................................      28,223        74,564           14,563        36,459
     Depreciation and amortization........................................       4,856        14,070            2,375         7,331
     Restructuring, severance, impairment and other items.................       5,876        21,197              703        15,287
     Settlement of Cisco litigation.......................................     (58,034)            -              395             -
     Acquired in-process research and development.........................           -        13,850                -             -
     Non-cash compensation................................................       4,349        11,184            2,693         6,295
                                                                              --------     ---------        ---------     ---------
                  Total costs and expenses................................      11,498       181,446           33,015        87,875
                                                                              --------     ---------        ---------     ---------
Income (loss) from operations.............................................      35,501      (100,716)          (9,964)      (50,036)
Interest income, net......................................................       1,405         2,750              589           815
                                                                              --------     ---------        ---------     ---------
Income (loss) before minority interests...................................      36,906       (97,966)          (9,375)      (49,221)
Minority interests........................................................          24       (10,297)            (134)       (2,907)
                                                                              --------     ---------        ---------     ---------
Net income (loss).........................................................      36,882       (87,669)          (9,241)      (46,314)

Redeemable common stock accretion.........................................           -          (133)               -.            -
                                                                              --------     ---------        ---------     ---------

Net income (loss) available to common stockholders........................    $ 36,882     $ (87,802)       $  (9,241)    $ (46,314)
                                                                              ========     =========        =========     =========

Net income (loss) per common share-basic & diluted........................    $   0.62     $   (1.52)       $   (0.15)    $   (0.80)
                                                                              ========     =========        =========     =========
Weighted average number of common shares used in the calculation of
                    basic & diluted net income (loss) per common share:...      59,574        57,736           59,804        57,799
                                                                              ========     =========        =========     =========








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 Net2Phone, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                        Six months ended January 31, 2003

(in thousands)

                                                                                                                       Accumulated
                                                         Common Stock      Class A Stock   Additional                     Other
                                                     -----------------   ----------------   Paid-In     Accumulated    Comprehensive
                                                      Shares    Amount    Shares   Amount   Capital  (Deficit)/Profit  Income (Loss)
                                                     --------  -------   -------   ------  ---------- ----------------  ------------
Balance at July 31, 2002                              33,871    $ 339    28,995    $ 290   $ 885,165    $ (773,266)        $ 240
Net loss for the three months ended January 31, 2003       -        -         -        -           -        36,882             -
Foreign currency translation                               -        -         -        -           -             -          (355)
Unrealized equity securities gain, net                     -        -         -        -           -             -           723

Comprehensive income
Treasury share funding of 401K Plan                        -        -         -        -           -        (2,622)            -
Conversion of Class A stock to common stock                8        -        (8)       -           -             -             -
Exercise of stock options                                143        1         -        -         133             -             -
Issuance of Restricted Share grant to executive            -        -         -        -         394             -             -
Forfeiture of stock options                                -        -         -        -        (729)            -             -
Repricing of stock options                                 -        -         -        -         453             -             -
Amortization of deferred compensation                      -        -         -        -           -             -             -
                                                     -------  -------   -------   ------  ----------   -----------        ------
Balance at January 31, 2003                           34,022    $ 340    28,987    $ 290   $ 885,416    $ (739,006)        $ 608
                                                     =======  =======   =======   ======  ==========   ===========        ======



 [RESTUBBED TABLE]


                                                                                           Treasury Stock               Total
                                                       Deferred         Loans to     ----------------------------    Stockholders'
                                                     Compensation     Stockholders    Shares             Amount    Equity (Deficit)
                                                     --------------  --------------  -----------  --------------- ------------------

Balance at July 31, 2002                              $ (12,919)        $ (2,040)     3,751           $ (41,207)     $ 56,602
Net loss for the three months ended January 31, 2003          -                -          -                   -        36,882
Foreign currency translation                                  -                -          -                   -          (355)
Unrealized equity securities gain, net                        -                -          -                   -           723
                                                                                                                     ---------
Comprehensive income                                                                                                   37,250
Treasury share funding of 401K Plan                           -                -       (176)              3,146           524
Conversion of Class A stock to common stock                   -                -          -                   -             -
Exercise of stock options                                     -                -          -                   -           134
Issuance of Restricted Share grant to executive               -                -          -                   -           394
Forfeiture of stock options                                 729                -          -                   -             -
Repricing of stock options                                 (453)               -          -                   -             -
Amortization of deferred compensation                     3,339                -          -                   -         3,339
                                                      ---------        ---------     ------          ----------     ---------
Balance at January 31, 2003                            $ (9,304)        $ (2,040)     3,575           $ (38,061)     $ 98,243
                                                      =========        =========     ======          ==========     =========



                             See accompanying notes.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Six Months Ended
(In thousands)                                                                                      January 31,
                                                                                        --------------------------------------
                                                                                                2003               2002
                                                                                        --------------------------------------
Operating activities:
     Net income (loss)..................................................................      $  36,882        $  (87,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
     Depreciation and amortization......................................................          4,856            14,070
     Non-cash compensation..............................................................          4,349            11,083
     Write-off of acquired in-process research and development..........................              -            13,850
     Restructuring, severance, impairment, and other non-cash items.....................          6,429            23,956
     Charitable contribution............................................................              -             2,952
     Non-cash litigation settlement.....................................................        (38,929)                -
     Minority interests.................................................................              -           (10,297)
     Changes in assets and liabilities:                                                               -                 -
        Other assets....................................................................            729             3,413
        Accounts payable and accrued expenses...........................................        (11,833)          (14,995)
        Deferred revenue................................................................           (619)           (2,560)
        Net advances from (repayments to)  IDT Corporation..............................          4,536           (11,941)
                                                                                             ----------         ---------
Net cash provided by (used in) operating activities.....................................          6,400           (58,138)

Investing activities:
     Purchases of property and equipment................................................         (3,428)          (13,385)
     Purchases of marketable securities ................................................        (30,002)          (67,722)
     Proceeds from the sale of marketable securities ...................................         28,641            80,445
     Acquisitions, net of cash acquired......... .......................................              -           (27,583)
     Payments of long-term obligations..................................................              -            (6,563)
     Other..............................................................................             18              (775)
                                                                                             ----------         ---------
Net cash used in investing activities...................................................         (4,771)          (35,583)

Financing activities:
     Proceeds from the issuance of subsidiary preferred stock...........................              -            13,998
     Payments of capital lease obligations..............................................           (474)             (627)
     Purchases of redeemable common stock...............................................              -            (3,306)
     Repurchase of common stock.........................................................              -              (510)
     Other..............................................................................              9               176
                                                                                             ----------         ---------
Net cash (used in) provided by financing activities.....................................           (465)            9,731

Effect of exchange rate on cash.........................................................              -              (219)
                                                                                             ----------         ---------
Net increase (decrease) in cash and cash equivalents....................................          1,164           (84,209)
Cash and cash equivalents at beginning of period........................................         64,216           195,141
                                                                                             ----------         ---------
Cash and cash equivalents at end of period..............................................     $   65,380         $ 110,932
                                                                                             ==========         =========
Supplemental disclosure of cash flow information:
Cash payments made for interest.........................................................     $      102         $       -
                                                                                             ==========         =========
Cash payments made for income taxes.....................................................     $        -         $       -
                                                                                             ==========         =========
Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets............................................     $        -         $   6,969
                                                                                             ==========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively "the Company" or "Net2Phone") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. Certain reclassifications have been made to the prior year's unaudited condensed consolidated financial statements to conform to the current year's presentation. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone's Annual Report on Form 10-K for the year ended July 31, 2002.

      The Company's fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., fiscal 2002 refers to the Fiscal Year ended July 31, 2002).

2.   Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS No. 148 beginning with the three and nine months ending April 30, 2003. The adoption of SFAS No. 148 will not have an impact on our results of operations or financial position as we currently do not plan to change our method of accounting for stock-based compensation.

3.   Earnings Per Share

     The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of earnings per share as their effect would be antidilutive. Stock options for 10.4 million shares for the three and six months ended January 31, 2003 and 9.9 million shares for the three and six months ended January 31, 2002, were not included in the computation of diluted earnings per share.

4.   Related Party Transactions

IDT Corporation

      We continue to maintain significant business relationships with IDT Corporation ("IDT") and its affiliates, and IDT maintains a controlling ownership interest in us. In the three and six months ended January 31, 2003, we provided carrier services to IDT of $1.7 million and $2.8 million, respectively and sold disposable calling cards to IDT affiliates totaling $1.4 million and $3.5 million, respectively. In the three and six months ended January 31, 2003, we purchased wholesale carrier services from IDT of $2.8 million and $6.0 million, respectively.

                                 NET2PHONE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

      In the three and six months ending January 31, 2002, we provided carrier services to IDT of $3.9 million and $8.2 million, respectively, and sold disposable calling cards to IDT affiliates totaling $5.9 million and $11.9 million, respectively. In the three and six months ended January 31, 2002, we purchased wholesale carrier services from IDT of $7.9 million and $15.2 million, respectively.

      Our corporate headquarters and several other facilities are leased from IDT. In the three and six months ended January 31, 2003 we paid IDT $0.4 million and $0.8 million, respectively, in facilities lease payments. In the three and six months ended January 31, 2002 we paid IDT $1.5 million and $2.7 million, respectively, in facilities lease payments. In January 2003, we entered into negotiations with IDT to relinquish, effective February 2003, one floor of three that we lease from IDT. It is our intention to assess the sublease market value of this floor space during the third quarter of 2003.

      The due from (to) IDT balances represent net amounts due from (to) IDT to
(by) us principally for wholesale carrier services and facilities lease payments. The average balance we owed to IDT during the three and six months ended January 31, 2003 was $2.3 million and $1.6 million, respectively.

5.   Marketable Securities

      Prior to August 1, 2002, we classified our investments in marketable securities as held-to-maturity since we had the intent and ability to hold the securities to maturity. During the first quarter of fiscal 2003, we arranged for IDT's treasury function to provide investment management services relating to our portfolio of marketable securities. As a result of this change, we reevaluated our prior determination that our investments in marketable securities are held-to-maturity, and concluded that they should be characterized as available-for-sale to be consistent with IDT treasury function's intent with respect to management of these securities. Accordingly, during the first quarter of fiscal 2003, held-to-maturity securities with an amortized cost of $44.5 million and gross unrealized gains of $0.5 million were transferred to the available-for-sale category.

6.   Other Comprehensive Income

      The Company's other comprehensive income (loss) consists of the following:



                                                        Six Months Ended January 31,     Three Months Ended January 31,
                                                        ----------------------------     ------------------------------
                                                           2003             2002             2003             2002
                                                        ----------       -----------     ------------     -------------
                                                              (in thousands)                    (in thousands)

Net income (loss)                                       $ 36,882          $ (87,669)       $ (9,241)       $ (46,314)
                                                        --------          ---------        --------        ---------
Other Comprehensive Income (Loss):
Foreign currency translation adjustments                    (355)              (219)           (355)            (219)
Unrealized gains (losses) on available-for-sale
 securities                                                  723                359             223            7,030
                                                        --------          ---------        --------        ---------
                                                             368                140            (132)           6,811
                                                        --------          ---------        --------        ---------
Total comprehensive income  (loss)                      $ 37,250          $ (87,529)       $ (9,373)       $ (39,503)
                                                        ========          =========        ========        =========


7.     Option Repricing

       On December 18, 2001, the Board of Directors approved the repricing of options to purchase shares of Net2Phone's common stock granted on or before December 18, 2001. There were options to purchase 6,373,863 shares of common stock outstanding and eligible to be repriced.

      The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Based on Net2Phone's stock price at January 31, 2003, the Company recorded $1.0 million and $0.4 million, respectively, of compensation expense for the three and six months ended January 31, 2003. For the three and six months ended January 31, 2002, the Company recorded compensation expense of $1.7 million relating to this repricing. As our share price increases, we will continue to incur charges until the options are exercised.

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

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We recently have been able to secure the voluntary dismissal of all claims against those executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

9.       Settlement of CISCO Litigation

         On March 19, 2002, we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a majority-owned subsidiary of the Company. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized during the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002. No income taxes have been reported on the gain as the Company has sufficient net operating loss carryforwards to offset the gain.

         During the second quarter 2003, we approved and therefore recorded an additional $0.4 million in compensation expense directly related to the Cisco litigation settlement.

10.  Restructuring, Severance, Impairment and Other Items

      The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:


                                            Six Months Ended January 31,              Three Months Ended January 31,
                                             2003                  2002                 2003                  2002
                                         ----------------------------------------------------------------------------
                                                   (in thousands)                             (in thousands)
Workforce reductions                        $3,649               $ 6,164               $    -               $  6,164
Reserve adjustments                         (3,406)                    -                 (250)                     -
Exit costs                                   1,787                 1,879                 (113)                 1,879
Impairment of long-lived assets              1,851                 2,324                  408                  2,284
Separation agreements of former CEO
 and CFO                                     1,995                10,830                  658                  4,960
                                          --------              --------               ------               --------
     Total                                $  5,876              $ 21,197               $  703               $ 15,287
                                          ========              ========               ======               ========

     o First Quarter 2003 Restructuring

     On October 24, 2002, we announced that we were consolidating the development and support of our products for both our core business and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation reduced our staff by approximately 20%, or about 55 employees. As a result of this restructuring, for the six months ended January 31, 2003, there was a charge of $3.6 million related to terminated employees, $0.9 million related to the reduction of operations at various locations, and $1.4 million related to elimination of various equipment and network build-outs. As of January 31, 2003 approximately $1.7 million of involuntary termination benefits have been paid and charged against the reserve.

     o Reserve Adjustments

     During the three months ended April 30, 2002, we recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. During the three-months ended October 31, 2002, we reversed $2.9 million of those previously recognized charges as a result of successful settlement negotiations with vendors regarding cancellation charges and $0.3 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated.

     For the three months ended January 31, 2003 there was a $0.2 million reduction in the charge related to terminated employees. This reduction reflects our decision to retain certain employees whose employment had been scheduled for termination.

     o Other Exit Costs & Impairment Charges

     We recognized, during the first quarter of fiscal 2003, an additional $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002. For the three months ended January 31, 2003, we incurred exit charges of $0.7 million. These include the following: $0.4 million relating to a lease termination of one our New Jersey locations; $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business; and $0.1 million in severance for a former employee of Net2Phone following a short term of employment at IDT. Also, during the second quarter of fiscal 2003, we recorded a favorable mark-to-market adjustment of $0.6 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001. For the six months ended January 31, 2003, there was a favorable mark-to-market adjustment of $0.1 million.

     o Separation Agreements of Former CEO and CFO

     In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $2.6 million and $8.4 million for the three and six months ended January 31, 2002, respectively and $0.8 million and $1.8 million for the three and six months ended January 31, 2003, respectively. There will be future charges of approximately $0.3 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Of the 300,000 options granted at this time 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter 2003. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $2.4 million for the three and six months ended January 31, 2002. As a result of this agreement, there was a charge of $0.1 million and $0.3 million for the three and six months ended January 31, 2003, respectively. There will be future charges of approximately $1.5 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three and six months ended January 31, 2003, we recorded a mark-to-market adjustments of $0.3 million and $0.1 million, respectively, relating to this guarantee that reduced previously recorded compensation expense.

     o November 2001 Restructuring

     In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the three and six months ended January 31, 2002, there were charges of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, and $1.3 million related to elimination of various equipment and network build-outs.

     o Reserve Summary

     The following table summarizes the remaining reserve balances related to restructuring, severance, impairment and other charges:

                                                   January 31, 2003       July 31, 2002
                                                   ----------------       -------------
                                                               (in thousands)
Workforce reductions                                   $ 1,719              $ 2,086
Exit costs                                               6,522                6,723
Separation agreements of former CEO and CFO              2,131                4,254
                                                     ---------            ---------
   Total                                               $10,372              $13,063
                                                     =========            =========

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

Company Overview

         We are a provider of voice over Internet protocol, or VoIP, telephony products and services. We began operations in 1995 as a division of IDT Corporation, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. We utilize our VoIP technology to transmit digital voice communications over the Internet and other data networks. We introduced our flagship product, the personal computer to telephone, or PC-to-phone, service, in 1996, which allows our end users to transmit voice communications over data networks, such as the Internet, to standard phones on public switched telephone networks. Since we introduced our PC-to-phone service, we have used our VoIP technology and our ability to bridge VoIP networks with switched networks to allow end users to send voice communications over the Internet via telephone, computer or other calling devices virtually anywhere in the world. Since 1996, we have grown our VoIP services to the extent that, based on our market share, we believe we are the largest retailer of VoIP services worldwide.

         The majority of our revenue comes from the sale of voice minutes over our data networks. Currently, we market our products and services through three units, each focused on a different market for those minutes: (1) International Communications Services; (2) Domestic Retail Services; and (3) Cable Telephony Solutions. The International Communications Services group, or ICS, is responsible for the sale of international long distance solutions utilizing VoIP technology. ICS, in turn, is comprised of three divisions: (a) Channel Sales and Distribution; (b) Carrier Services; and (c) Direct to Consumer Services. Our Domestic Retail Services group sells VoIP minutes via both disposable and rechargeable calling cards primarily to U.S. consumers. Finally, our Cable Telephony Solutions group is able to provide cable operators with a fully outsourced end-to-end telecommunications solution utilizing existing high-speed cable data networks and the "last mile" access into consumers' homes provided by the cable operator via cable modems.

         In January 2003, we completed the first phase of our cable telephony offering with Liberty Cablevision (LCV) of Puerto Rico, a wholly owned subsidiary of Liberty Media, and initiated local and long distance residential VoIP phone service to Liberty Cablevision subscribers. We have begun offering traditional phone service features and applications such as call waiting, caller ID, and directory assistance among others. Additionally, we signed and implemented the second phase of our cable telephony offering with LCV, whereby LCV is now billing their customers who receive our cable telephony services. During the quarter, Liberty Media and IDT increased their positions in Net2Phone through the acquisition of AT&T's shares in NTOP Holdings, our majority shareholder.

  Critical Accounting Policies

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, please see Note 2 of the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2002.

         Revenue Recognition. Our primary source of revenue is communication services revenue from the sale of minutes over our VoIP network. We sell these minutes, or access to these minutes, through our various businesses, including our International Communications Services group and our Domestic Retail Services group. Our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of pre-paid calling card revenue, is also recognized as our service is provided, that is, as minutes are used, or when service fees are charged. We also recognize revenue from pre-payments for our services after we conduct evaluations of outstanding remaining pre-payment balances and determine, based on historical data, that such balances are not likely to be utilized. The sale of equipment with software necessary to provide our services is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations. To date, we have recognized no revenue from our broadband business.

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


Six Months Ended January 31, 2003 Compared to Six Months Ended January  31, 2002

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we bill to our customers on a pre-paid basis and from the sale of Internet telephony equipment and services to resellers, IDT and other carriers. Revenue decreased 41.8% from $80.7 million for the six months ended January 31, 2002 to $47.0 million for the six months ended January 31, 2003. The decrease in revenue was primarily driven by the restructurings of operations announced during fiscal 2002 and in October 2002. We purposefully de-emphasized seeking revenue from relatively low-margin services such as disposable calling cards in favor of building up activities to generate revenue in relatively high-margin services such as International Communications Services during the upcoming periods.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased 43.7% from $46.6 million for the six months ended January 31, 2002 to $26.2 million for the six months ended January 31, 2003. As a percentage of total revenue, these costs decreased from 57.7% for the six months ended January 31, 2002 to 55.8% for the six months ended January 31, 2003. The decrease was a result of continuing initiatives to reduce fixed costs in our network infrastructure.

     Selling, General and Administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense decreased 62.2% from $74.6 million for the six months ended January 31, 2002 to $28.2 million for the six months ended January 31, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002 and October 2002. We anticipate selling, general and administrative expense will continue to decrease in the remainder of fiscal 2003 due to the aforementioned restructurings.

     Depreciation and Amortization. Depreciation and amortization decreased 65.3% from $14.1 million for the six months ended January 31, 2002 to $4.9 million for the six months ended January 31, 2003. As a percentage of total revenues, these costs decreased from 17.4% for the six months ended January 31, 2002 to 10.3% for the six months ended January 31, 2003. Depreciation and amortization declined as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002, which reduced the carrying value of such assets.

     Restructuring, severance, impairment and other items.

      The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:


                                                Six Months Ended January 31,
                                              2003                       2002
                                     --------------------------------------------
                                                      (in thousands)
Workforce reductions                      $  3,649                    $  6,164
Reserve adjustments                         (3,406)                          -
Exit costs                                   1,787                       1,879
Impairment of long-lived assets              1,851                       2,324
Separation agreements of former
 CEO & CFO                                   1,995                      10,830
                                          --------                    --------
     Total                                $  5,876                    $ 21,197
                                          ========                    ========


     o First Quarter 2003 Restructuring

     On October 24, 2002, we announced that we were consolidating the development and support of our products for both our core business and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation reduced our staff by approximately 20%, or about 55 employees. As a result of this restructuring, there was a charge of $3.6 million related to terminated employees, $0.9 million related to the reduction of operations at various locations, and $1.4 million related to elimination of various equipment and network build-outs.

     As of January 31, 2003 approximately $1.7 million of involuntary termination benefits have been paid and charged against the reserve.

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

     For the three months ended January 31, 2003 there was a $0.2 million reduction in the charge related to terminated employees. This reduction reflects our decision to retain certain employees whose employment had been scheduled for termination.

     o Other Exit Costs & Impairment Charges

     We recognized, during the first quarter of fiscal 2003, an additional $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002.

     For the three months ended January 31, 2003, we incurred exit charges of $0.7 million. These include the following: $0.4 million relating to a lease termination of one our New Jersey locations; $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business; and $0.1 million in severance for a former employee of Net2Phone following a short term of employment at IDT. Also, during the second quarter of fiscal 2003, we recorded a favorable mark-to-market adjustment of $0.6 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001. For the six months ended January 31, 2003, there was a favorable mark-to-market adjustment of $0.1 million.

     o Separation Agreements of Former CEO and CFO

     In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $1.8 million and $8.4 million for the six months ended January 31, 2003 and 2002, respectively. There will be future charges of approximately $0.3 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Of the 300,000 options granted at this time 200,000 options were exercised immediately. The remaining 100,000 options were exercised during the second quarter 2003. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $0.3 million and $2.4 million for the six months ended January 31, 2003 and 2002, respectively. There will be future charges of approximately $1.5 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the six months ended January 31, 2003, we recorded a mark-to-market adjustment of $0.1 million relating to this guarantee that reduced previously recorded compensation expense.

     o November 2001 Restructuring

     In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the six months ended January 31, 2002, there were charges of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, and $1.3 million related to elimination of various equipment and network build-outs.

         Settlement of CISCO Litigation. On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a majority-owned subsidiary of the Company. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized during the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002. No income taxes have been reported on the gain as the Company has sufficient net operating loss carryforwards to offset the gain.

         During the second quarter 2003, we approved and therefore recorded an additional $0.4 million in compensation expense directly related to the Cisco litigation settlement.

     Acquired in-process research and development. For the six months ended January 31, 2002, purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak by ADIR, our majority-owned subsidiary.

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

     The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million has been assigned as follows: Route Server Infrastructure product -- $10.3 million; Route Server VPN product -- $2.9 million, Residential Cable Solution products -- $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution products were suspended while ADIR reevaluated the products' anticipated attractiveness relative to current market conditions. It is currently unlikely that such research and development efforts will be resumed.

     Non-cash Compensation. Non-cash compensation charges decreased 61.6% from $11.2 million for the six months ended January 31, 2002 to $4.3 million for the six months ended January 31, 2003. As a percentage of total revenue, these costs decreased from 13.9% for the six months ended January 31, 2002 to 9.3% for the six months ended January 31, 2002. This decrease was primarily caused by lower compensation expense related to stock options granted at below fair market value prices as a large number of stock options became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the six months ended January 31, 2003 and 2002, we recorded charges of $0.4 million and $1.7 million, respectively, related to these repriced options. If our stock price increases, we will continue to incur charges until the options are exercised. Lastly, the Company has recorded $2.6 million and $3.3 million for the six months ended January 31, 2003 and 2002, respectively, for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

     Income (Loss) from Operations. Loss from operations was $100.7 million for the six months ended January 31, 2002 ascompared to income from operations of $35.5 million for the six months ended January 31, 2003. The decrease in loss from operations is primarily due to the gain from the settlement of the Cisco litigation, as well as operating expenses that decreased at a faster rate than revenues decreased.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 48.2% from $2.7 million for the six months ended January 31, 2002 to $1.4 million for the six months ended January 31, 2003. The reduction primarily results from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Results of Operations

     Revenue. Our revenues are primarily derived from per-minute charges we bill to our customers on a pre-paid basis and from the sale of Internet telephony equipment and services to resellers, IDT and other carriers. Revenue decreased 38.9% from $37.8 million for the three months ended January 31, 2002 to $23.1 million for the three months ended January 31, 2003. The decrease in revenue was primarily driven by the restructurings of operations announced during fiscal 2002 and in October 2002. We purposefully de-emphasized seeking revenue from relatively low-margin services such as disposable calling cards in favor of building up activities to generate revenue in relatively high-margin services such as International Communications Services during the upcoming periods.

     Direct Cost of Revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of internet telephony devices. Direct cost of revenue decreased 45.3% from $22.5 million for the three months ended January 31, 2002 to $12.3 million for the three months ended January 31, 2003. As a percentage of total revenue, these costs decreased from 59.5% for the three months ended January 31, 2002 to 53.3% for the three months ended January 31, 2003. The decrease was a result of continuing initiatives to reduce fixed costs in our network infrastructure.

     Selling, General and Administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense decreased 60.0% from $36.5 million for the three months ended January 31, 2002 to $14.6 million for the three months ended January 31, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002 and October 2002. We anticipate selling, general and administrative expense will continue to decrease in the remainder of fiscal 2003 due to the aforementioned restructurings.

     Depreciation and Amortization. Depreciation and amortization decreased 67.1% from $7.3 million for the three months ended January 31, 2002 to $2.4 million for the three months ended January 31, 2003. As a percentage of total revenues, these costs decreased from 19.4% for the three months ended January 31, 2002 to 10.3% for the three months ended January 31, 2003. Depreciation and amortization declined as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002 which reduced the carrying value of such assets.

     Restructuring, severance, impairment and other items.

      The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:



                                           Three Months Ended January 31,
                                               2003             2002
                                          ------------------------------
                                                  (in thousands)
Workforce reductions                      $      _             $ 6,164
Reserve adjustments                           (250)                  -
Exit costs                                    (113)              1,879
Impairment of long-lived assets                408               2,284
Separation agreements of former                658               4,960
 CEO  & CFO
                                         ---------            --------
     Total                                $    703            $ 15,287
                                         =========            ========

     o Reserve Adjustments

     For the three months ended January 31, 2003 there was a $0.2 million reduction in the charge related to terminated employees. This reduction was reflects our decision to retain certain employees whose employment had been scheduled for termination.

     o Other Exit Costs & Impairment Charges

     For the three months ended January 31, 2003, we incurred exit charges of $0.7 million. These include the following: $0.4 million relating to a lease termination of one our New Jersey locations; $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business; and $0.1 million in severance for a former employee of Net2Phone following a short term of employment at IDT. As an offset to these items we recorded a favorable mark-to-market adjustment of $0.6 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

     o Separation Agreements of Former CEO and CFO

     In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $0.8 million and $2.6 million for the three months ended January 31, 2003 and 2002, respectively. There will be future charges of approximately $0.3 million relating to this separation agreement.

     In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Of the 300,000 options granted at this time 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter 2003. We recorded a mark-to-market adjustment of $0.1 million during the second quarter 2003 relating to these options. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there was a charge of $0.1 million and $2.4 million for the three months ended January 31, 2003 and 2002, respectively. There will be future charges of approximately $1.5 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1,423,750 or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three months ended January 31, 2003, we recorded a mark-to-market adjustment of $0.3 million relating to this guarantee that reduced previously recorded compensation expense.

     o November 2001 Restructuring

     In November 2001, the Company announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and current Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the three months ended January 31, 2002, there were charges of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve, $6.2 million related to terminated employees, $1.9 million related to the reduction of operations at various locations, and $1.3 million related to elimination of various equipment and network build-outs.

     Settlement of CISCO Litigation. During the second quarter 2003 we recorded an additional $0.4 million in compensation expense related directly to the Cisco litigation settlement.

     Non-cash Compensation. Non-cash compensation charges decreased 57.1% from $6.3 million for the three months ended January 31, 2002 to $2.7 million for the three months ended January 31, 2003. As a percentage of total revenue, these costs decreased from 16.6% for the three months ended January 31, 2002 to 11.7% for the three months ended January 31, 2003. This decrease was primarily caused by lower compensation expense related to stock options granted at below fair market value prices as a large number of stock options became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the three months ended January 31, 2003 and 2002, we recorded a charge of $1.0 million and $1.7 million, respectively, of compensation expense related to these repriced options. If our stock price increases, we will continue to incur charges until the options are exercised. Lastly, the Company has recorded $1.3 million and $1.6 million for the three months ended January 31, 2003 and 2002, respectively, for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

     Income (Loss) from Operations. Loss from operations was $50.0 million for the three months ended January 31, 2002 as compared $10.0 million for the three months ended January 31, 2003. The decrease in loss from operations is primarily due to operating expenses that decreased at a faster rate than revenues decreased.

     Interest Income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 25% from $0.8 million for the three months ended January 31, 2002 to $0.6 million for the three months ended January 31, 2003. The reduction primarily results from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

Liquidity and Capital Resources

      Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties. For the most part our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

      The following table provides our cash flow data for the six months ended January 31, 2003 and 2002.

                                            Six Months Ended January 31,
                                            ----------------------------
                                              2003                2002
                                            --------            --------
                                                   (in thousands)
Net cash provided by (used in)
 operating activities.................      $  6,400           $(58,138)
Net cash used in investing
 activities...........................        (4,771)           (35,583)
Net cash (used in) provided by
 financing activities.................          (465)             9,731

Effect of exchange rate on cash.......             -               (219)
                                            --------           --------
Net  increase (decrease) in cash
 and cash equivalents.................      $  1,164           $(84,209)
                                            ========           ========


         Operating activities

         As of January 31, 2003, we had cash, cash equivalents and marketable securities of approximately $111.6 million and working capital of $79.6 million. We generated positive cash flow from operating activities of $6.4 million during the six months ended January 31, 2003, compared with negative cash flow from operating activities of $58.1 million during the six months ended January 31, 2002. The increase in cash flow from operating activities is primarily due to receipt of $19.5 million from the settlement of litigation with Cisco Systems, significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

         Investing activities

         Net cash used in investing activities decreased from $35.6 million during the six months ended January 31, 2003, to $4.8 million for the six months ended January 31, 2003. Our capital expenditures decreased from $13.4 million during the six months ended January 31, 2002 to $3.4 million for the six months ended January 31, 2003, as we completed the majority of the expansion of our domestic and international network infrastucture during fiscal 2002. Capital expenditures during the second quarter declined to $1.4 million, primarily due to the company's distributed softswitch architecture enabling Net2Phone to continue to expand its product offerings to new markets without requiring significant incremental infrastructure expenditures. The net cash from the proceeds from the sale of marketable securities decreased from $80.0 million during the six months ended January 31, 2002 to $28.6 million for the six months ended January 31, 2003.

         Financing activities

         Net cash used in financing activities was $0.5 million during the six months ended January 31, 2003 compared to net cash provided of $9.7 million during the six months ended January 31, 2002. During the six months ended January 31, 2002, we received $14.0 million in a private placement of shares of preferrred stock for ADIR.

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


                                                           Payments Due by Period
                                      -----------------------------------------------------------------
                                                   Less than                                    After
Contractual Obligations                Total        1 year       1-3 years     4-5 years       5 years
                                      --------     ---------     ----------    ---------       -------
                                                               (in thousands)
Capital lease obligations             $  5,072     $  3,452      $  1,620      $    --         $     --
Operating leases                        26,605        4,182        12,055        6,722            3,646
Other long term obligations             17,320       17,320         --              --               --
                                      --------     --------      --------      -------         --------
Total contractual obligations         $ 48,997     $ 24,954      $ 13,675      $ 6,722         $  3,646
                                      ========     ========      ========      =======         ========

                                                           Payments Due by Period
                                      -----------------------------------------------------------------
                                                   Less than                                    After
Other Commercial                        Total       1 year       1-3 years     4-5 years       5 years
Commitments                           --------     ---------     ----------    ---------       -------
                                                               (in thousands)
Standby letters of credit             $ 22,952     $ 20,812       $ 1,605      $   162         $    373
Guarantee                                  531          175                        356
                                      --------     --------       -------      -------         --------
Total other commercial
  commitments                         $ 23,483     $ 20,987       $ 1,605      $   518         $    373
                                      ========     ========       =======      =======         ========

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopt the disclosure provisions of SFAS No. 148 beginning with the three and nine months ending April 30, 2003. The adoption of SFAS No. 148 will not have an impact on our of operations or financial position as we currently do not plan to change its method of accounting for stock-based compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not materially exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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


Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We recently have been able to secure the voluntary dismissal of all claims against those executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.


Settlement of Cisco Litigation

                  In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company recognized, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002 and $0.4 million in compensation expense related directly to the settlement that was recorded during the three months ended January 31, 2003.


Item 2.   Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on December 19, 2002. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated November 18, 2002:

(1) Election of Directors:

     Nominee                            For                        Withheld
     ----------------------------------------------------------------------
     James A. Courter                   84,223,387                 866,875
     Daniel H. Schulman                 84,769,118                 319,144
     Jesse P. King                      84,555,439                 532,823
     Michael J. Weiss                   84,555,439                 532,823
     Stephen Goldsmith                  84,770,868                 317,394

         The other continuing directors who were not up for reelection include:
Howard S. Jonas, Stephen M. Greenberg, James R. Mellor, Anthony G. Werner, Joyce
J. Mason, Michael Fischberger, Harry C. McPherson, and Stephen R. Brown.

        (2) Ratification of the selection of Ernst & Young, LLP as our independent auditors for the fiscal year ending July 31, 2003:

         For                            Against                    Abstain
         -----------------------------------------------------------------
         84,788,680                     267,517                    32,065


Item 5. Other Information

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.


Exhibit No.       Description
-----------       -----------
   10.1           Employment Agreement by and between the Registrant and Norman Klugman, dated
                  January 1, 2003.
   10.2           Memorandum Amending Employment Agreement by and between the Registrant and Bruce
                  Shoulson, dated December 10, 2002.
   10.3           Memorandum Amending Employment Agreement by and between the Registrant and Glenn
                  Williams, dated December 20, 2002.
   99.1           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            NET2PHONE, INC.

Date:  March 17, 2003                       By: /s/ Stephen M. Greenberg
                                                --------------------------------
                                                    Stephen M. Greenberg
                                                    Chief Executive Officer



Date:  March 17, 2003                       By: /s/ Arthur Dubroff
                                                --------------------------------
                                                    Arthur Dubroff
                                                    Chief Financial Officer

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

Date:  March 17, 2003

/s/ Stephen M. Greenberg
------------------------------
Stephen M. Greenberg
Chief Executive Officer

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

Date:  March 17, 2003

/s/ Arthur Dubroff
---------------------------
Arthur Dubroff
Chief Financial Officer