Form 10-Q
period 2003-04-30
NET2PHONE INC
filed 2003-06-16
CIK 1086472

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003


                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26763

                                 NET2PHONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                  DELAWARE                                     22-3559037
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
Organization) Identification No.)


                   520 Broad Street, Newark, New Jersey 07102
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 438-3111
              (Registrant's Telephone Number, Including Area Code)


                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No __

         As of June 9, 2003, the registrant had outstanding 30,937,792 shares of common stock, $.01 par value and 28,920,750 shares of Class A stock, $.01 par value.

                                 NET2PHONE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets as of April 30, 2003 and July 31, 2002.......................     3

     Condensed Consolidated Statements of Operations for the three months and nine months ended
            April 30, 2003 and 2002.....................................................................     4

        Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
            April 30, 2003..............................................................................     5

     Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2003
        and 2002........................................................................................     6

     Notes to Condensed Consolidated Financial Statements...............................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.............................................................................     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     22

Item 4.   Controls and Procedures.......................................................................     22

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................     23

Item 2.   Changes in Securities and Use of Proceeds.....................................................     23

Item 3.   Defaults Upon Senior Securities...............................................................     23

Item 4.   Submission of Matters to a Vote of Security Holders...........................................     24

Item 5.   Other Information.............................................................................     24

Item 6.   Exhibits and Reports on Form 8-K..............................................................     24

Signatures..............................................................................................     25

Certifications..........................................................................................     26

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
                                 NET2PHONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        April 30,        July 31,
 (In thousands, except per share data)                                                   2003            2002
                                                                                      (unaudited)      (audited)
ASSETS:
Current assets:
     Cash and cash equivalents ..................................................      $  36,854       $  41,226
        Restricted cash - short term ............................................          1,305          19,904
        Marketable securities - current .........................................         42,593          25,771
     Notes receivable from employees - current ..................................            778             855
        Due from IDT ............................................................           --               682
     Other current assets .......................................................         13,164          15,690
                                                                                       ---------       ---------
          Total current assets ..................................................         94,694         104,128
Property and equipment, net .....................................................         27,839          32,875
Restricted cash -long term ......................................................         21,290           3,086
Marketable securities - long term ...............................................           --            18,704
Notes receivable from employees - long term .....................................          5,890           6,924
Other assets ....................................................................          5,491           5,979
                                                                                       ---------       ---------
          Total assets ..........................................................      $ 155,204       $ 171,696
                                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ...........................................................      $   2,282       $   7,727
     Accrued expenses ...........................................................         21,699          27,266
     Capital lease obligations - short term .....................................          2,498           3,003
     Due to IDT .................................................................            212               -
     Other current liabilities ..................................................          7,304          15,821
                                                                                       ---------       ---------
          Total current liabilities .............................................         33,995          53,817
Other liabilities ...............................................................          2,917           1,973
Capital lease obligations - long term ...........................................          1,539           2,670
Long-term obligations ...........................................................          7,541               -
                                                                                       ---------       ---------
          Total liabilities .....................................................         45,992          58,460

Minority interests ..............................................................          7,892          46,881
Redeemable common stock, $.01 par value; 294 and 294 shares outstanding .........          9,659           9,753
Stockholders' equity:
     Common stock, $.01 par value; 200,000 shares authorized including redeemable
             shares;  34,026 and 33,871 shares issued ...........................            340             339
     Class A stock, $.01 par value, 37,924 shares authorized;
                      28,984 and 28,995 shares issued ...........................            290             290
     Additional paid-in capital .................................................        886,412         885,165
     Accumulated deficit ........................................................       (748,822)       (773,266)
     Accumulated other comprehensive income .....................................            659             240
     Deferred compensation ......................................................         (7,858)        (12,919)
     Loans to stockholders ......................................................         (1,942)         (2,040)
     Treasury stock, at cost; 3,540 and 3,751 shares ............................        (37,418)        (41,207)
                                                                                       ---------       ---------
           Total stockholders' equity ...........................................         91,661          56,602
                                                                                       ---------       ---------
           Total liabilities and stockholders' equity ...........................      $ 155,204       $ 171,696
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

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     Nine months ended                  Three months ended
(In thousands, except per share data)                                    April 30,                           April 30,
                                                                 ------------------------------------------------------------
                                                                      2003            2002            2003            2002
                                                                 ------------------------------------------------------------

Revenue ....................................................      $  70,787       $ 111,293       $  23,788       $  30,563

Costs and expenses:

     Direct cost of revenue (exclusive of items shown below)         40,386          63,412          14,158          16,830
     Selling, general and administrative ...................         40,961          99,661          12,739          25,398
     Depreciation and amortization .........................          7,161          21,116           2,305           7,046
     Restructuring, severance, impairment and other items ..          7,584         135,633           1,708         114,436
     Settlement of Cisco litigation ........................        (58,034)           --              --              --
     Acquired in-process research and development ..........           --            13,850            --              --
     Non-cash compensation .................................          7,058          17,919           2,709           6,435
                                                                  ---------       ---------       ---------       ---------
                  Total costs and expenses .................         45,116         351,591          33,619         170,145
                                                                  ---------       ---------       ---------       ---------
Income (loss) from operations ..............................         25,671        (240,298)         (9,831)       (139,582)
Interest income, net .......................................          1,930           3,442             531             584
Other loss, net ............................................            (67)         (8,288)            (73)         (8,179)
                                                                  ---------       ---------       ---------       ---------
Income (loss) before minority interests ....................         27,534        (245,144)         (9,373)       (147,177)
Minority interests .........................................            (60)        (18,983)            (84)         (8,685)
                                                                  ---------       ---------       ---------       ---------
Net income (loss) ..........................................         27,594        (226,161)         (9,289)       (138,492)

Redeemable common stock accretion ..........................              -            (133)              -               -
                                                                  ---------       ---------       ---------       ---------

Net income (loss) available to common stockholders .........      $  27,594       $(226,294)      $  (9,289)      $(138,492)
                                                                  =========       =========       =========       =========

Net income (loss) per common share-basic & diluted .........      $    0.46       $   (3.89)      $   (0.16)      $   (2.35)
                                                                  =========       =========       =========       =========

Weighted average of number of common shares used in the
       calculation of basic net income per common share ....         59,634          58,162          59,758          59,042
                                                                  =========       =========       =========       =========

Weighted average of number of common shares used in the
      calculation of diluted net income per common share ...         59,711          58,162          59,758          59,042
                                                                  =========       =========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine months ended April 30, 2003

(in thousands)

                                                            Common Stock            Class A Stock          Additional
                                                     ----------------------   ------------------------      Paid-In      Accumulated
                                                       Shares      Amount        Shares       Amount        Capital        Deficit
                                                     ---------  -----------   ----------   -----------    ------------   ----------

Balance at July 31, 2002                               33,871    $     339        28,995     $     290     $ 885,165      $(773,266)
Net loss for the nine months ended April 30, 2003           -            -             -             -             -         27,594
Foreign currency translation                                -            -             -             -             -              -
Unrealized equity securities gain, net                      -            -             -             -             -              -

Comprehensive income
Treasury share funding of 401K Plan                         -            -             -             -             -         (3,150)
Conversion of Class A stock to common stock                11            -           (11)            -             -              -
Exercise of stock options                                 144            1             -             -           137              -
Issuance of Restricted Share grant to executive             -            -             -             -           394              -
Repayment of loans to stockholders
Forfeiture of stock options                                 -            -             -             -          (729)             -
Repricing of stock options                                  -            -             -             -         1,445              -
Amortization of deferred compensation                       -            -             -             -             -              -
                                                    ---------    ---------     ---------     ---------     ---------      ---------
Balance at April 30, 2003                              34,026    $     340        28,984     $     290     $ 886,412      $(748,822)
                                                    =========    =========     =========     =========     =========      =========


                                                  Accumulated
                                                     Other                                          Treasury Stock         Total
                                                  Comprehensive   Deferred        Loans to     ----------------------  Stockholders'
                                                  Income (Loss)  Compensation   Stockholders     Shares      Amount       Equity
                                                  ------------   ------------   ------------   ---------   ----------  ------------

Balance at July 31, 2002                           $     240     $ (12,919)     $  (2,040)       3,751     $ (41,207)    $  56,602
Net loss for the nine months ended April 30, 2003          -             -              -            -             -        27,594
Foreign currency translation                            (353)            -              -            -             -          (353)
Unrealized equity securities gain, net                   772             -              -            -             -           772
                                                                                                                         ---------
Comprehensive income                                                                                                        28,013
Treasury share funding of 401K Plan                        -             -              -         (211)        3,789           639
Conversion of Class A stock to common stock                -             -              -            -             -             -
Exercise of stock options                                  -             -              -            -             -           138
Issuance of Restricted Share grant to executive            -             -              -            -             -           394
Repayment of loans to stockholders                                                     98                                       98
Forfeiture of stock options                                -           729              -            -             -             -
Repricing of stock options                                 -        (1,445)             -            -             -             -
Amortization of deferred compensation                      -         5,777              -            -             -         5,777
                                                   ---------     ---------      ---------     --------     ---------     ---------
Balance at April 30, 2003                          $     659     $  (7,858)     $  (1,942)       3,540     $ (37,418)    $  91,661
                                                   =========     =========      =========     ========     =========     =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NET2PHONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Nine Months Ended
(In thousands)                                                                                       April 30,
                                                                                          --------------------------------
                                                                                                 2003              2002
                                                                                          --------------------------------
Operating activities:
     Net income (loss) ..................................................................      $  27,594       $(226,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization ......................................................          7,161          21,056
     Non-cash compensation ..............................................................          7,058          17,518
     Loss on sale of assets .............................................................              -           1,921
     Write-down of equity investment ....................................................              -           7,251
     Write-off of acquired in-process research and development ..........................              -          13,850
     Impairment of assets ...............................................................              -          99,710
     Restructuring, severance, impairment, and other non-cash items .....................          7,687          21,902
     Charitable contribution ............................................................              -           2,952
     Non-cash litigation settlement .....................................................        (38,929)              -
     Changes in assets and liabilities:                                                                -               -
        Other assets ....................................................................            251          (1,657)
        Accounts payable and accrued expenses ...........................................        (12,513)        (26,418)
        Deferred revenue ................................................................           (839)           (259)
        Net advances from (repayments to) IDT Corporation ...............................            804         (11,174)
                                                                                               ---------       ---------
Net cash used in operating activities ...................................................         (1,726)        (79,509)

Investing activities:
     Purchases of property and equipment ................................................         (4,592)        (15,974)
     Purchases of marketable securities .................................................        (41,033)        (71,220)
     Proceeds from the sale of marketable securities ....................................         43,331          86,166
     Payments of acquisition related obligations ........................................              -         (13,889)
     Acquisitions, net of cash acquired .................................................              -         (27,764)
     Issuance of notes receivable.......................................................               -          (3,912)
     Other ..............................................................................            354            (276)
                                                                                               ---------       ---------
Net cash used in investing activities ...................................................         (1,940)        (46,869)

Financing activities:
     Proceeds from the issuance of subsidiary preferred stock ...........................              -          13,999
     Payments of capital lease obligations ..............................................         (1,509)         (1,349)
     Purchases of redeemable common stock ...............................................              -          (3,306)
     Repurchase of common stock .........................................................              -            (510)
     Release of restricted cash .........................................................            394               -
     Other ..............................................................................            409             283
                                                                                               ---------       ---------
Net cash (used in) provided by financing activities .....................................           (706)          9,117

                                                                                               ---------       ---------
Net decrease in cash and cash equivalents ...............................................         (4,372)       (117,261)
Cash and cash equivalents at beginning of period ........................................         41,226         158,445
                                                                                               ---------       ---------
Cash and cash equivalents at end of period ..............................................      $  36,854       $  41,184
                                                                                               =========       =========

Supplemental disclosure of cash flow information:
Cash payments made for interest .........................................................      $     171       $     106
                                                                                               =========       =========
Cash payments made for income taxes .....................................................      $       -       $       -
                                                                                               =========       =========

Supplemental disclosure of non-cash investing activities:
Liabilities incurred to acquire fixed assets ............................................      $       -       $   6,969
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

         The Company's fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2002 refers to the Fiscal Year ended July 31, 2002).

         Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 beginning with the three and nine months ended April 30, 2003. The adoption of SFAS No. 148 did not have an impact on our results of operations or financial position as we have not changed our method of accounting for stock-based compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                              Nine Months Ended April 30,    Three Months Ended April 30,
                                                 2003           2002            2003            2002
                                           --------------------------------------------------------------
 (in thousands, except per share
    amounts)

Net Income (Loss), as reported                $  27,594        $(226,294)      $  (9,289)     $(138,492)

Add: Stock option-related employee
 compensation expense included in
 reported net income (loss)                       2,434           14,075           1,324          5,221

Deduct: Total stock option-related
 employee compensation expense
 determined under fair value
 based method for all awards                      8,067           21,770           2,730         11,222
                                               --------        ---------        --------      ---------

Pro forma net income (loss)                    $ 21,961        $(233,989)       $(10,695)     $(144,493)
                                               --------        ---------        --------      ---------
Basic and diluted earnings per share,
 as reported                                   $   0.46        $   (3.89)       $  (0.16)     $   (2.35)
                                               --------        ---------        --------      ---------
Basic and diluted earnings per share,
Pro forma                                      $   0.37        $   (4.02)       $  (0.18)     $   (2.45)
                                               ========        =========        ========      =========

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 as of August 1, 2003. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.


3. Earnings Per Share

         The weighted average number of common shares outstanding for computing dilutive earnings per share for the nine months ended April 30, 2003, includes 77,000 shares for the assumed conversion of dilutive stock options.The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of earnings per share if their effect would be antidilutive. Stock options of 10.8 million shares for the three months ended April 30, 2003 and 8.9 million shares for the nine months ended April 30, 2003 were not included in the computation of diluted earnings per share. Stock options of 11.0 million shares for the three and nine months ended April 30, 2002 were not included in the computation of diluted earnings per share.

4. Related Party Transactions

IDT Corporation

         We continue to maintain significant business relationships with IDT Corporation ("IDT") and its affiliates, and IDT maintains a controlling ownership interest in us. In the three and nine months ended April 30, 2003, we provided carrier services to IDT of $2.8 million and $5.7 million, respectively and sold disposable calling cards to IDT affiliates totaling $1.6 million and $5.1 million, respectively. In the three and nine months ended April 30, 2003, we purchased wholesale carrier services from IDT of $2.0 million and $8.0 million, respectively.

         In the three and nine months ended April 30, 2002, we provided carrier services to IDT of $2.9 million and $11.1 million, respectively, and sold disposable calling cards to IDT affiliates totaling $3.1 million and $15.0 million, respectively. In the three and nine months ended April 30, 2002, we purchased wholesale carrier services from IDT of $6.0 million and $21.2 million, respectively.

         Our corporate headquarters and several other facilities are leased from IDT. In the three and nine months ended April 30, 2003, we paid IDT $0.3 million and $1.1 million, respectively, in facilities lease payments. In the three and nine months ended April 30, 2002, we paid IDT $0.8 million and $3.5 million, respectively, in facilities lease payments. During the same period, we arranged for IDT's treasury function to provide investment management services relating to our portfolio of marketable securities. During this period, IDT's treasury department purchased $10.1 million in securities and other short term investments from us based upon our cost plus accrued interest in order to facilitate transactions for short term liquidity needs more efficiently and cost effectively.

         The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services and facilities lease payments. The average balances we owed to IDT during the three and nine months ended April 30, 2003 were $2.1 million and $1.3 million, respectively.

5. Marketable Securities

         Prior to August 1, 2002, we classified our investments in marketable securities as held-to-maturity since we had the intent and ability to hold the securities to maturity. During the first quarter of fiscal 2003, we reevaluated our prior determination that our investments in marketable securities are held-to-maturity, and concluded that they should be characterized as available-for-sale. Accordingly, during the first quarter of fiscal 2003, held-to-maturity securities with an amortized cost of $44.5 million and gross unrealized gains of $0.5 million were transferred to the available-for-sale category.

6. Other Comprehensive Income

      The Company's other comprehensive income (loss) consists of the following:


                                              Nine Months Ended April 30,    Three Months Ended April 30,
                                                 2003            2002           2003             2002
                                              ----------      ----------      ---------       ---------
(in thousands)
Net income (loss)                             $  27,594       $(226,161)      $ (9,289)       $ (138,492)
                                              ---------       ---------       ---------       ----------


Other Comprehensive Income (Loss):

Foreign currency translation adjustments          (353)           (219)              2                 -
Unrealized gains  on available-for-sale
 securities                                        772             359              49                 -
                                             ---------       ---------       ---------       -----------

                                                   419             140              51                 -
                                             ---------       ---------       ---------       -----------
Total comprehensive income  (loss)           $  28,013       $(226,021)      $  (9,238)      $  (138,492)
                                             =========       =========       =========       ===========

7. Stock Options

         Option Repricing

         On December 18, 2001, the Board of Directors approved the repricing of options to purchase shares of Net2Phone's common stock granted on or before December 18, 2001. Options to purchase 6,373,863 shares of common stock outstanding were repriced.

         The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Based on Net2Phone's stock price at April 30, 2003, the Company recorded compensation expense of $1.0 million and $2.0 million for the three and nine months ended April 30, 2003, respectively. For the three and nine months ended April 30, 2002, the Company recorded compensation expense of $2.0 million and $3.7 million, respectively, relating to this repricing. As our share price increases, we will continue to incur charges until the options are exercised.

         All of our non-cash compensation is attributable to selling, general and administrative expense.

8. Legal Proceedings

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet". On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend the appeal vigorously.

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We have been able to secure the voluntary dismissal of all claims against our executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these matters could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

9. Settlement of Cisco Litigation

         On March 19, 2002, we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a majority-owned subsidiary of the Company. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized during the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million. No income taxes have been reported on the gain as we have sufficient unrecognized net operating loss carry forwards to offset the gain.

         During the second quarter of fiscal 2003, we approved and recorded an additional $0.4 million in compensation expense directly related to the Cisco litigation settlement.


10. Restructuring, Severance, Impairment and Other Items

         The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:



                                       Nine Months Ended April 30,          Three Months Ended April 30,
                                         2003               2002               2003             2002
                                     -------------------------------------------------------------------
 (in thousands)
Workforce reductions                   $  3,736          $  11,884           $      86        $  5,720
Separation agreements of former CEO,
CFO and COO                               2,967             11,653                 972             798

Reserve adjustments                      (2,799)                 -                 607               -
Exit costs                                1,828             11,482                  43           8,208
Impairment of long-lived assets           1,852            100,614                   -          99,710

                                       --------          ---------           ---------        --------
     Total                             $  7,584          $ 135,633           $   1,708        $114,436
                                       ========          =========           =========        ========

         o     Restructurings

         Fiscal 2003

         On October 24, 2002, we announced that we were reducing our staff by approximately 20%, or 55 employees. This staff reduction was primarily focused on consolidating our development and support organizations and scaling back development activities that were not critical to revenue generating business lines. As a result of this restructuring, for the nine months ended April 30, 2003, there was a charge of $3.6 million related to terminated employees, $0.9 million related to the reduction of operations at various locations, and $1.4 million related to elimination of various equipment and network build-outs.


         As of April 30, 2003 approximately $2.8 million of involuntary termination benefits have been paid and charged against the liability.

         Fiscal 2002

         In November 2001, we announced plans to restructure our operations, which included the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $6.2 million related to terminated employees. All 270 employees to be terminated under the plan were terminated in November 2001 when the plan was announced.

         In February 2002, ADIR announced a reduction of workforce by 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco equipment and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR's formation. ADIR recorded a charge of approximately $1.4 million related to the terminated employees.

         Also in February 2002, we announced plans to reduce our workforce by 85 employees or approximately 28%. We underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, we significantly reduced our workforce and scaled back certain unprofitable businesses, including our disposable calling card business and wholesale termination business. By reducing our workforce and eliminating some associated allocated costs, we were able to retain the profitable calling cards and terminating routes. We recorded a severance charge of approximately $3.5 million relating to the workforce reduction.

         Also in April 2002, we communicated plans to further reduce our workforce by 20 employees. We scaled back our technical development team, which had been working on projects related to the restructured businesses. We recorded severance of approximately $0.9 million related to this additional workforce reduction.


         o    Separation Agreements of Former CEO, CFO & COO

         In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter's options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter's borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter's consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $0.6 million and $9.1 million for the three and nine months ended April 30, 2002, respectively. A nominal charge relating to the amortization of Mr. Balter's non-compete agreement was recorded for the three months ended April 30, 2003 and a total of $ 1.8 million was recorded for the nine months ended April 30, 2003. There will be future charges of approximately $0.2 million relating to this separation agreement.

         In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky's resignation became effective upon his successor's assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky's options were repriced on January 31, 2002. Of the 300,000 options granted at this time 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky's borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there were charges of $0.2 million and $2.6 million for the three and nine months ended April 30, 2002, respectively, and $0.1 million and $0.4 million for the three and nine months ended April 30, 2003, respectively. There will be future charges of approximately $1.4 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three and nine months ended April 30, 2003, we recorded mark-to-market adjustments of $0.1 million and $0.2 million, respectively, relating to this guarantee that reduced previously recorded compensation expense.

         In April 2003, Norman Klugman, our Chief Operating Officer, announced his intention to resign and will terminate his employment with us. The three months ended April 30, 2003 reflect a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

         o     Reserve Adjustments

         For the nine months ended April 30, 2003, we recorded reserve adjustments of $2.8 million. In the first quarter of fiscal 2003, we reversed $2.9 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, we reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. These reversals were partially offset by an additional $0.5 million charge taken during the third quarter of fiscal 2003 for continued costs associated with unutilized circuits. Additionally, in accordance with SFAS 146, in the third quarter of fiscal 2003, we increased our reserve related to exited lease space by $0.1 million based on a review of all related costs.

         o     Exit Costs & Impairment Charges

Fiscal 2003

         For the nine months ended April 30, 2003 we incurred exit charges of $1.4 million. These include the following: $0.6 million relating to lease termination costs on various leases, including ADIR's Boca Raton lease, which was ultimately terminated on May 8, 2003; $0.5 million relating to the sale of our web-based banner advertising business in fiscal 2002; $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business; and $0.1 million in severance. Additionally, during the nine months ended April 30, 2003, we recorded favorable mark-to-market adjustments totaling $0.2 million that relate to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

Fiscal 2002

         As part of the November 2001 restructuring plan we reduced operations at various locations by $1.9 million, eliminated various equipment and network build-outs by $1.3 million and recorded a charge of $0.9 million related to the write-down of certain Aplio assets and a litigation-related reserve. During the third quarter of fiscal 2002, we recorded a charge of $4.7 million related to the elimination of specific connectivity and related costs; a $0.6 million charge related to the abandonment of certain leases; and ADIR recorded a charge of $4.2 million related to the loss on a lease to a facility that was exited.

         An impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of our long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value, estimated using the present value of expected future cash flows.

         Additionally, during the third quarter of fiscal 2002, as a result of the significant reduction in ADIR's workforce, the goodwill for ADIR's software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.5 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

         Also during the third quarter of fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, we recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values, estimated using the present value of expected future cash flows.

         o    Reserve Summary

         The following table summarizes the remaining reserve balances related to restructuring, severance, and exit costs:

                                    April 30, 2003    July 31, 2002
                                  -----------------------------------
 (in thousands)

Workforce reductions                $      705        $   2,086

Separation agreements of
former CEO, CFO and COO                  1,107              389
Exit costs                               6,475            9,624

                                  -----------------------------------
     Total                          $    8,287        $  12,099
                                  ===================================

11. Subsequent Event

         On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A. As previously reported, we had payment obligations to certain former shareholders of Aplio with respect to 585,325 shares of the Company's common stock transferred to those shareholders as partial consideration for the acquisition of their shares of Aplio. As part of this transaction, and under the terms of settlement agreements with these shareholders entered into in June and July, 2001, we were required to pay the shareholders $19.2 million, less the then current value of the 585,325 shares, on April 30, 2003. The fair market value of these obligations are recorded in long term obligations and redeemable stock as of April 30, 2003. On May 7, 2003, as the result of several simultaneous transactions, our payment obligations with respect to the shares were extended to May 1, 2006. The former Aplio shareholders transferred their 585,325 Company shares and assigned their rights under the 2001 settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, we and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by us of annual interest of 3.5% on the unpaid balance during the period.

         Under the amended and restated settlement agreements, on May 1, 2006, we are required to purchase from Deutsche Bank the 585,325 shares for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank, on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, only the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result we recorded a long term obligation of $19.2 million less the value of the 585,325 shares of Net2phone common stock on May 7, 2003. We will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone's common stock. The redeemable common stock balance was eliminated as of the date of this transaction.

         Our payment obligations are secured by standby letters of credit from a US commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. The restricted money market account funds will be classified as restricted cash-long term on our balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2002. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, our customers' ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth and obtain patent protection and additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this report are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Company Overview

         We are a provider of voice over Internet protocol, or VoIP, telephony products and services. We began operations in 1995 as a division of IDT Corporation, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. We utilize our VoIP technology to transmit digital voice communications over the Internet and other data networks. We introduced our then flagship product, the personal computer to telephone, or PC-to-phone, service, in 1996, which allows our end users to transmit voice communications over data networks, such as the Internet, to standard phones on public switched telephone networks. Since we introduced our PC-to-phone service, we have used our VoIP technology and our ability to bridge VoIP networks with switched networks to allow end users to send voice communications over the Internet via telephone, computer or other calling devices virtually anywhere in the world. Since 1996, we have grown our VoIP services to the extent that, based on our market share, we believe we are the largest retailer of VoIP services worldwide.

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

         We announced on June 9, 2003, a planned change in our corporate structure. This plan, which is subject to approval by the Board of Directors, calls for the creation of two wholly-owned operating subsidiaries and is intended to provide the investment community with a clearer picture of Net2Phone's operations, and the ability to understand the value elements of its two business lines. Net2Phone, Inc., which will act as a holding company, will own both subsidiaries. We plan to provide segment reporting of the results of these subsidiaries as their structures are completed in the fourth quarter of fiscal 2003. The new structure will also allow each of the newly created units to facilitate its growth opportunities through investments by strategic partners in each subsidiary, if appropriate.

         One of the new subsidiaries, Net2Phone Global Services (NGS), is to be comprised of our ICS and Domestic Retail Services units, while the second, Net2Phone Cable Telephony (NCT), will be comprised of our Cable Telephony Solutions unit.

         NGS, through its ICS unit, will primarily align itself with international regional partners that purchase calling time or hardware products combined with calling time. This unit is expanding its market opportunities by entering newly liberalized markets, diversifying products to cater to businesses, as well as penetrating established markets with competitive offerings. NGS will also be comprised of our Domestic Retail Services unit. This unit's products include rechargeable calling cards which provide attractive margins with low churn.

         NCT will be responsible for empowering cable operators with all the tools they need to bring residential cable telephony to their customers in the US, Western Europe and Latin America. Net2Phone believes that its value proposition to a cable operator is attractive because it minimizes financial, operational and technical risks for the cable operator while giving them a flexible scalable proven product to take to market.

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

         We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2002 impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, please see our Annual Report.

Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we bill to our customers on a pre-paid basis and from the sale of VoIP equipment and services to resellers, IDT and other carriers. Revenue decreased 36.4% from $111.3 million for the nine months ended April 30, 2002 to $70.8 million for the nine months ended April 30, 2003. The decrease in revenue was primarily the result of the restructurings of operations announced during fiscal 2002 and in October 2002. Our revenues also decreased because we de-emphasized seeking revenue from relatively low-margin services such as disposable calling cards in favor of building up activities to generate revenue in relatively high-margin services such as International Communications Services during upcoming periods.

         Direct cost of revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of VoIP devices. Direct cost of revenue decreased 36.3% from $63.4 million for the nine months ended April 30, 2002 to $40.4 million for the nine months ended April 30, 2003. These costs were 57% of total revenue during each of the aforementioned periods.

         Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense decreased 58.9% from $99.7 million for the nine months ended April 30, 2002 to $41.0 million for the nine months ended April 30, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002 and October 2002. We anticipate selling, general and administrative expense will continue to decrease in the remainder of fiscal 2003 due to these restructurings.

         Depreciation and amortization. Depreciation and amortization decreased 66.1% from $21.1 million for the nine months ended April 30, 2002 to $7.2 million for the nine months ended April 30, 2003. As a percentage of total revenues, these costs decreased from 19% for the nine months ended April 30, 2002 to 10.1% for the nine months ended April 30, 2003. Depreciation and amortization declined as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002, which reduced the carrying value of such assets.

         Restructuring, severance, impairment and other items.

         The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

                                       Nine Months Ended April 30,
                                        2003               2002
                                     -----------------------------
(in thousands)
Workforce reductions                  $   3,736          $  11,884

Separation agreements of former CEO,
CFO and COO                               2,967             11,653

Reserve adjustments                      (2,799)                 -

Exit costs                                1,828             11,482

Impairment of long-lived assets           1,852            100,614
                                      ---------          ---------

                                      ---------          ---------
     Total                            $   7,584          $ 135,633
                                      =========          =========

         Restructuring, severance, impairment and other items decreased from $135.6 million for the nine months ended April 30, 2002 to $7.6 million for the nine months ended April 30, 2003. This decrease is due mainly to various impairment charges taken in fiscal 2002, including a $83.9 million impairment of fixed assets, a $11.5 million impairment of goodwill and a $4.2 million impairment of intangible assets. Also, we went through several restructurings during fiscal 2002, which resulted in a higher charge related to workforce reductions. Another factor in the decrease for the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002 is lower charges in fiscal 2003 related to the separation agreements of the former CEO and CFO as components of the agreements become fully amortized. Additionally, exit costs were higher for the nine months ended April 30, 2002 due mainly to charges incurred for exiting various locations and eliminating various equipment and network build-outs. See Note 10 of our Condensed Consolidated Financial Statements for additional information.

         Settlement of Cisco litigation. On March 19, 2002 we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a majority-owned subsidiary of the Company. The suit arose out of the relationships that had been created in connection with Cisco's and Net2Phone's original investments in ADIR and out of ADIR's subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco's and Softbank Asia Infrastructure Fund's respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized during the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million. No income taxes have been reported on the gain as we have sufficient net operating loss carryforwards to offset the gain.

         During the second quarter of fiscal 2003, we approved and recorded an additional $0.4 million in compensation expense directly related to the Cisco litigation settlement.

         Acquired in-process research and development. For the nine months ended April 30, 2002, purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak by ADIR, our majority-owned subsidiary.

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

         The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. The fair value total of $13.9 million was assigned as follows: Route Server Infrastructure product -- $10.3 million; Route Server VPN product -- $2.9 million, Residential Cable Solution products -- $0.7 million. Development of the Route Server Infrastructure and Route Server VPN products were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development of the Residential Cable Solution products were suspended while ADIR reevaluated the products' anticipated attractiveness relative to current market conditions. It is currently unlikely that such research and development efforts will be resumed.

         Non-cash compensation. Non-cash compensation charges decreased 60.6% from $17.9 million for the nine months ended April 30, 2002 to $7.1 million for the nine months ended April 30, 2003. As a percentage of total revenue, these costs decreased from 16.1% for the nine months ended April 30, 2002 to 10% for the nine months ended April 30, 2002. This decrease was primarily caused by lower compensation expense related to stock options granted at below fair market value prices as a large number of stock options became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the nine months ended April 30, 2003 and 2002, we recorded charges of $2.0 million and $3.7 million, respectively, related to these repriced options. If our stock price increases, we will continue to incur charges until the options are exercised. Lastly, the Company has recorded $3.3 million for the nine months ended April 30, 2003 and 2002, for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

         Income (loss) from operations. Loss from operations was $240.3 million for the nine months ended April 30, 2002 as compared to income from operations of $25.7 million for the nine months ended April 30, 2003. The decrease in loss from operations is primarily due to operating expenses decreasing at a faster rate than revenues, lower restructuring, severance, impairment and other related expenses, and a net gain of $58.0 million from the settlement of the Cisco litigation during the nine months ended April 30, 2003.

         Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 43.9% from $3.4 million for the nine months ended April 30, 2002 to $1.9 million for the nine months ended April 30, 2003. The reduction primarily resulted from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

         Other loss, net. Other losses include the losses or gains resulting from non-operating transactions. Other losses decreased from $8.3 million during the nine months ended April 30, 2002 to $0.1 million during the nine months ended April 30, 2003. During the third quarter of fiscal 2002 we recorded a loss relating to an other-than-temporary decline in value of several of our cost method investments resulting in a charge to other loss of approximately $6.9 million and to a loss relating to the sale of equipment of approximately $1.4 million. The other loss incurred during the third quarter of fiscal 2003 reflects a loss on the sale of equipment.

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Results of Operations

         Revenue. Our revenues are primarily derived from per-minute charges we bill to our customers on a pre-paid basis and from the sale of VoIP equipment and services to resellers, IDT and other carriers. Revenue decreased 22.1% from $30.6 million for the three months ended April 30, 2002 to $23.8 million for the three months ended April 30, 2003. The decrease in revenue was primarily the result of the restructurings of operations announced during fiscal 2002 and in October 2002. Our revenue also decreased because we de-emphasized seeking revenue from relatively low-margin services such as disposable calling cards in favor of building up activities to generate revenue in relatively high-margin services such as International Communications Services during the upcoming periods.

         Direct cost of revenue. Net2Phone's direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination and wholesale costs of VoIP devices. Direct cost of revenue decreased 15.8% from $16.8 million for the three months ended April 30, 2002 to $14.2 million for the three months ended April 30, 2003. As a percentage of total revenue, these costs increased from 55.1% for the three months ended April 30, 2002 to 59.5% for the three months ended April 30, 2003 primarily due to changes in traffic calling patterns.

         Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales personnel, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense decreased 49.8% from $25.4 million for the three months ended April 30, 2002 to $12.7 million for the three months ended April 30, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations that were announced during fiscal 2002 and October 2002. We anticipate selling, general and administrative expense will continue to decrease in the remainder of fiscal 2003 due to these restructurings.

         Depreciation and amortization. Depreciation and amortization decreased 67.3% from $7.0 million for the three months ended April 30, 2002 to $2.3 million for the three months ended April 30, 2003. As a percentage of total revenues, these costs decreased from 23.1% for the three months ended April 30, 2002 to 9.7% for the three months ended April 30, 2003. Depreciation and amortization declined as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002 which reduced the carrying value of such assets.


         Restructuring, severance, impairment and other items.

         The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

                                       Three Months Ended April 30,
                                         2003               2002
                                      -----------------------------
(in thousands)
Workforce reductions                   $      86          $  5,720

Separation agreements of former CEO,         972               798
CFO & COO

Reserve adjustments                          607                 -

Exit costs                                    43             8,208

Impairment of long-lived assets                -            99,710
                                       ---------          --------

                                       ---------          --------
     Total                             $   1,708          $114,436
                                       =========          ========

         Restructuring, severance, impairment and other items decreased from $114.4 million for the three months ended April 30, 2002 to $1.7 million for the three months ended April 30, 2003. This decrease is due mainly to various impairment charges taken during the third quarter of fiscal 2002, including a $83.9 million impairment of fixed assets, a $11.5 million impairment of goodwill and a $4.2 million impairment of intangible assets. Also, we went through several restructurings during the third quarter of fiscal 2002, which resulted in a higher charge related to workforce reductions. Additionally, exit costs were higher for the three months ended April 30, 2002 due mainly to charges incurred for exiting various locations and the elimination of specific connectivity and related costs. See Note 10 of our Condensed Consolidated Financial Statements for additional information.

         Non-cash compensation. Non-cash compensation charges decreased 57.9% from $6.4 million for the three months ended April 30, 2002 to $2.7 million for the three months ended April 30, 2003. As a percentage of total revenue, these costs decreased from 21.1% for the three months ended April 30, 2002 to 11.4% for the three months ended April 30, 2003. This decrease was primarily caused by lower compensation expense related to stock options granted at below fair market value prices as a large number of stock options became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the three months ended April 30, 2003 and 2002, we recorded a charge of $1.0 million and $2.0 million, respectively of compensation expense related to these repriced options. If our stock price increases, we will continue to incur charges until the options are exercised. In addition, the Company has recorded $1.1 million for the three months ended April 30, 2003 and 2002, for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

         Income (loss) from operations. Loss from operations was $139.6 million for the three months ended April 30, 2002 as compared $9.8 million for the three months ended April 30, 2003. The decrease in loss from operations is primarily due to operating expenses decreasing at a faster rate than revenues and lower restructuring, severance, impairment and other related expenses during the nine months ended April 30, 2003.

         Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 9.1% from $0.6 million for the three months ended April 30, 2002 to $0.5 million for the three months ended April 30, 2003. The reduction primarily results from lower cash balances and interest rate reductions. We continue to anticipate reduced interest income for the remainder of fiscal 2003 due to lower interest rates and cash balances.

         Other loss, net. Other losses include the losses or gains resulting from non-operating transactions. Other losses decreased from $8.2 million for the three months ended April 30, 2002 to $0.1 million for the three months ended April 30, 2003. During the third quarter of fiscal 2002 we recorded a loss relating to an other-than-temporary decline in value of several of our cost method investments resulting in a charge to other loss of approximately $6.9 million and to a loss relating to the sale of equipment of approximately $1.4 million. The other loss incurred during the third quarter of fiscal 2003 reflects a loss on the sale of equipment.


Liquidity and Capital Resources

         Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties. For the most part our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

         The following table provides our cash flow data for the nine months ended April 30, 2003 and 2002.


                                             Nine Months Ended April 30,
                                              2003               2002
                                           ----------          ---------
(in thousands)

Net cash used in operating activities....   $  (1,726)        $ (79,509)
Net cash used in investing activities....      (1,940)          (46,869)

Net cash (used in) provided by
financing activities.....................        (706)            9,117
                                            ---------         ---------
Net decrease in cash and cash
 equivalents.............................   $  (4,372)        $(117,261)
                                            =========         =========

         Operating activities

         As of April 30, 2003, we maintained cash, restricted cash, cash equivalents and marketable securities of $102 million and working capital of $60.7 million. As of April 30, 2003, we had $1.3 million in short term restricted cash and $21.3 million in long term restricted cash, as collateral for various letter of credit obligations. As of April 30, 2003, the majority of these collateral obligations related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a US commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. The restricted money market account funds will be classified as restricted cash-long term on our balance sheet. For more information on this assignment, please see Note 11 to our consolidated financial statements included elsewhere in this Report.

         We generated negative cash flow from operating activities of $1.7 million during the nine months ended April 30, 2003, compared with negative cash flow from operating activities of $79.5 million during the nine months ended April 30, 2002. The decrease in negative cash flow from operating activities is primarily due to receipt of $19.5 million from the settlement of litigation with Cisco Systems, significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

         Investing activities

         Net cash used in investing activities decreased from $46.9 million during the nine months ended April 30, 2002, to $1.9 million for the nine months ended April 30, 2003. Our capital expenditures decreased from $16.0 million during the nine months ended April 30, 2002 to $4.6 million for the nine months ended April 30, 2003, as we completed the majority of the expansion of our domestic and international network infrastructure during fiscal 2002. During the nine months ended April 30, 2002 we invested $27.8 million in the acquisition of NetSpeak. No acquisitions were completed during the nine months ended April 30, 2003.

         Financing activities

         Net cash used in financing activities was $0.7 million during the nine months ended April 30, 2003 compared to net cash provided of $9.1 million during the nine months ended April 30, 2002. During the nine months ended April 30, 2002, we received $14.0 million in a private placement of ADIR preferrred stock.

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

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of April 30, 2003.

                                                                Payments Due by Period
                                  ---------------------------------------------------------------------------------
Contractual Obligations                 Total       Less than 1 year      1-3 years         4-5 years    After 5 years
    (in thousands)
Capital lease obligations         $     4,037    $           2,498    $      1,539    $          --     $        --
Operating leases                       26,353                4,619          12,282            6,447           3,005
Other long term obligations            17,200                    -               -           17,200               -
                                  -----------    -----------------    ------------    -------------     -----------
Total contractual obligations     $    47,590    $           7,117    $     13,821    $      23,647     $     3,005
                                  -----------    -----------------    ------------    -------------     -----------

                                                               Payments Due by Period
                                  --------------------------------------------------------------------------------
Other Commercial Commitments            Total   Less than 1 year    1-3 years        4-5 years       After 5 years
    (in thousands)
Standby letters of credit         $    22,338   $        1,048    $      1,605     $     19,375     $          310
Guarantees                                473              175                              298
Purchase Commitments                      845              845
                                  -----------   --------------    ------------     ------------     --------------
Total other commercial
  commitments                     $    23,656   $        2,068    $      1,605     $     19,673     $          310
                                  -----------   --------------    ------------     ------------     --------------

Related Party Transactions

         For a discussion of our related party transactions with IDT Corp., see
Note 4 of our Condensed Consolidated Financial Statements.

Effects of Inflation

         Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Recently Issued Accounting Standards

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not a material impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 beginning with the three and nine months ended April 30, 2003. The adoption of SFAS No. 148 did not have an impact on our of operations or financial position as we have not changed our method of accounting for stock-based compensation.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 as of August 1, 2003. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Multi-Tech

         On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet". On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this appeal vigorously.

Class-Actions

         Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters' arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We have been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these matters could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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

         During the second quarter of fiscal 2003, we approved and recorded an additional $0.4 million in compensation expense directly related to the Cisco litigation settlement.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits.

Exhibit No.    Description
-----------    -----------

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

         The Company filed a report on Form 8-K dated May 14, 2003 reporting under Item 5 that the Company entered into amended settlement agreements with shareholders of Aplio, Inc. and assigned the rights under such settlement agreements to Deutsche Bank AG London.

         The Company furnished a report on Form 8-K dated June 9, 2003 reporting under Item 9 and Item 12 its press release regarding its earnings for the quarter ended April 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   NET2PHONE, INC.

Date:  June 16, 2003                         By:    /s/ Stephen M. Greenberg
                                                 -------------------------------
                                                    Stephen M. Greenberg
                                                    Chief Executive Officer



Date:  June 16, 2003                         By:     /s/ Arthur Dubroff
                                                 -------------------------------
                                                    Arthur Dubroff
                                                    Chief Financial Officer

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

Date:  June 16, 2003

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

Date:  June 16, 2003

/s/ Arthur Dubroff
------------------
Arthur Dubroff
Chief Financial Officer