Form 10-K
period 2003-07-31
NET2PHONE INC
filed 2003-10-29
CIK 1086472

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2003, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26763

NET2PHONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22- 3449037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broad Street
Newark, New Jersey 07102
(Address of principal executive offices, including area code)

(973) 438-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant on January 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $118.1 million. On such date, the last sale price of registrant’s common stock was $3.90 per share.

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 16, 2003, was 31,475,449 shares of common stock and 28,913,250 shares of Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

NET2PHONE, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

Back to Contents

PART I

This Annual Report on Form 10-K includes “forward-looking statements.” The words “may,” “will,” “should,” “continue,” “future,” “potential,” “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “estimate” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see “Risk Factors” below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward- looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

Our fiscal year ends on July 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending July 31 of the calendar year indicated (for example, fiscal 2003 refers to the fiscal year ended July 31, 2003). Unless the context requires otherwise, references to “we,” “us,” “our,” “Net2Phone” and the “Company” refer to Net2Phone, Inc. and its consolidated subsidiaries.

Item 1. Business

Company Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced telecommunication services throughout the world, including cable telephony services. We utilize our VoIP technology to transmit digital voice communications over managed data networks and the Internet. Since 1996, we have carried over five billion VoIP minutes worldwide. Effective August 1, 2003, we changed our corporate structure, creating two wholly owned subsidiaries:

•
Net2Phone Global Services delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 450 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies.

•
Net2Phone Cable Telephony offers cable operators a complete suite of services enabling them to deliver to their customers residential phone service having comparable quality, features and functionality to that offered by traditional telephone companies.

Substantially all of our revenues have been, and are currently, derived from Net2Phone Global Services.

We are actively marketing cable telephony services to a wide array of cable operators in the U.S., Europe and Latin America who we believe may be more likely to buy our services than to build their own cable telephony service. On October 22, 2003, following a successful trial period, Net2Phone Cable Telephony signed its first customer contract with Liberty Cablevision of Puerto Rico, Inc., which is wholly owned by our affiliate Liberty Media Corporation, to exclusively deploy and manage Liberty Cablevision of Puerto Rico’s residential cable telephony offering.

During the past eighteen months, we have focused the units now in Net2Phone Global Services on opportunities in emerging markets where we believe our services can command higher margins. Additionally, we have de-emphasized relatively low-margin services, such as disposable calling cards in the U.S. and wholesale carrier services, and we have significantly reduced our workforce. Although these measures have resulted in a decline in our revenues since fiscal 2001 and we have never generated income from operations (other than as a result of a litigation settlement in fiscal 2003), our gross margins have increased and we have substantially reduced cash used in operating activities. Below are some of our key results:

•	revenue of $91.8 million in fiscal 2003, $137.9 million in fiscal 2002 and $150.2 million in fiscal 2001;

Back to Contents

•	gross margins of 42.4 percent in fiscal 2003, 43.1 percent in fiscal 2002 and 27.8 percent in fiscal 2001;

•
cash used in operating activities of $7.1 million in fiscal 2003 (which included $19.5 million of proceeds from a litigation settlement), $90.6 million in fiscal 2002 and $115.1 million in fiscal 2001; and

•	cash, cash equivalents and marketable securities of $94.1 million as of July 31, 2003, including $24.2 million in restricted cash.

Our strategic investors are IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company with interests in cable properties in 20 countries, representing more than 12 million subscribers. IDT and Liberty Media together own NTOP Holdings, L.L.C., which currently holds an aggregate of approximately 47.9 percent of our outstanding capital stock and 64.7 percent of the aggregate voting power. IDT is the controlling member of NTOP Holdings through which it effectively controls us.

Industry Overview

The VoIP industry has grown dramatically from the early days of calls made through personal computers. According to a research study from Insight Research, VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007, representing a significant opportunity for VoIP providers such as Net2Phone.

VoIP is an alternative technology that can replace services provided by the traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the VoIP provider.

The growth of VoIP has been and continues to be driven primarily by:

•	increasing consumer demand for lower cost phone service;

•	improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

•	continuing domestic and international deregulation, opening new market opportunities for VoIP services;

•	new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

•	growing demand for long distance communication services driven by the increased mobility of the global workforce.

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers, such as those offered by us. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, such as calling cards and Internet Protocol, or IP, telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks.

According to the World Trade Organization, 69 governments around the world have committed to telecommunications deregulation, opening new markets and fostering competition with incumbent telecommunications providers. To remain competitive in this environment, both incumbent and newly

Back to Contents

licensed telecommunications providers are seeking to lower costs, improve functionality and introduce new services.

Cable Telephony Market

Telephony represents a significant revenue growth opportunity for cable operators. In-Stat/MDR projects that the number of cable telephony subscribers worldwide will grow from 8.6 million at the end of 2002 to over 22 million by 2006. In-Stat/MDR further projects that worldwide cable telephony services revenue will increase from $3.0 billion in 2002 to over $7.5 billion by 2006. The following table provides an estimate of worldwide cable telephony subscribers through 2006 (subscribers in thousands):

	2001	2002	2003	2004	2005	2006	Compound Annual Growth Rate

North America	1,745	2,430	3,185	4,260	5,475	7,890
Europe	3,710	5,370	6,250	7,110	8,250	9,820
Rest of World	550	840	1,215	1,760	2,890	4,415

Total Subscribers	6,005	8,640	10,650	13,130	16,615	22,125	29.8%

Source: In-Stat/MDR, September 2002; subscribers include those receiving cable telephony through traditional circuit-switched and VoIP services.

With the addition of cable telephony, cable operators can offer their subscribers a bundle of telephone, television and high speed Internet service, referred to as the “triple play” of voice, video and data services. We believe cable operators will accelerate the bundling of telephone service into their existing video and data offerings in order to:

•	generate a new source of revenue;

•	improve customer retention;

•	compete with local residential telephone providers that bundle high speed DSL Internet access with telephone service; and

•	compete with satellite television services, some of which are partnering with residential telephone providers to provide a bundled voice, video and data offering.

Cable operators currently have two distinct technologies that they can employ to offer cable telephony services: constant bit rate technology and VoIP technology. Constant bit rate technology utilizes the circuit-switched network currently used in traditional phone service. VoIP technology permits cable operators to implement and offer telephony services comparable to those offered by traditional telephone service providers, at costs below those associated with constant bit rate technology. VoIP cable telephony services can use the public Internet to carry voice traffic or can employ a fully managed network. VoIP cable telephony services that use the public Internet tend to suffer from the data loss and transmission delays associated with the Internet. In contrast, by using a fully managed VoIP network that does not rely on the public Internet, VoIP operators, such as Net2Phone Cable Telephony, can give voice calls priority over data and video traffic and significantly improve call quality. Several cable operators including Cablevision, Time Warner Cable, Comcast and Cox Communications have announced limited deployment of VoIP-based cable telephony as a new product offering.

VoIP technology enables cable operators to provide a comprehensive residential telephony solution, which we believe has several key benefits relative to traditional circuit-switched networks, including:

•	comparable reliability, enhanced services and functionality;

•	simpler and faster deployment;

•	lower initial deployment costs; and

•	lower cost structure providing an ability to offer competitive pricing to customers.

Back to Contents

Cable operators seeking to offer cable telephony by developing an in-house service must integrate several additional components with their existing systems, which requires substantial capital expense. Cable operators developing an in-house service must also engage in hiring, retraining and process reengineering to support telephony services. Full service VoIP telephony companies, such as Net2Phone, can provide cable operators the ability to outsource their cable telephony services, thereby reducing cable operators’ costs, time to market and risks associated with developing and maintaining an in-house cable telephony service.

Our Products and Services

Net2Phone Global Services

We offer a variety of VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers around the world, primarily through local resellers. Our centrally managed platform supports a full range of consumer and corporate hardware products and services that enhance quality, lower costs and improve ease of use and management. The devices and calling cards we offer allow users to access our VoIP platform to make low cost calls to anywhere in the world. Below are the key products and services offered by Net2Phone Global Services:

•
Enterprise Solutions. We provide a suite of VoIP products and services targeting small and medium-sized enterprises. Our recently introduced Max Private Voice NetworkSM, or Max PVN, allows business customers to utilize their existing broadband connections to place free calls among their corporate offices and their primary business contacts, such as customers and suppliers. Our Max PVN and several of our other products also allow enterprises to access our VoIP platform to make low cost VoIP calls to anywhere in the world.

•
Calling Cards and Prefix Dialing. We sell rechargeable and disposable calling cards in the U.S. and internationally directly and through our resellers. We offer calling cards in over 130 countries that can be used to access our VoIP platform to make low cost local, long distance or international calls. We also offer a calling card that enables users to access our VoIP platform from 25 countries to make low cost calls. Additionally, we offer dial-around numbers, called “prefix codes,” similar to the “10-10” service prevalent in the U.S.

•
Public Call Centers and Internet Cafes. We offer public call centers and Internet cafes the ability to sell VoIP services. Public call centers and Internet cafes are popular in emerging markets where telecommunications infrastructure is limited and consumers rarely have freely available access to a telephone or the Internet. Our product and service offerings to public call centers and Internet cafes include devices to support end users and a billing software platform that allows call centers and Internet cafes to create their own rate tables, bill in their local currencies and print out customized bills with their company’s information.

•
Broadband Telephony. We sell devices that can be plugged into a high speed connection anywhere in the world and allows users to be reached at the telephone number assigned to such devices. The devices also allow users to access our VoIP platform to make high speed connections to anywhere in the world.

•
Satellite VoIP. We offer VoIP products and services to satellite broadband providers that allow them to offer voice service in conjunction with their high speed data offerings. We have improved voice quality over satellite by implementing voice packet prioritization and working with third party device manufacturers, including LG Electronics and Hughes Network Systems, to deliver a device that can be easily installed on existing equipment.

•
Carrier Services. We sell excess capacity on our retail VoIP routes to other telecommunications carriers. Through our VoIP network, we offer carriers what we believe is a low cost, high quality alternative for the transport and termination of voice and fax communications.

We are also evaluating and developing new products and service offerings to serve our target markets including: VoIP over wireless fidelity, or WiFi, integration and interoperability between our VoIP services

Back to Contents

and mobile devices, consumer broadband telephony, expanding our suite of enterprise services and operator code dialing services.

Net2Phone Cable Telephony

Taking advantage of our experience and leadership in VoIP services, we have developed a fully outsourced VoIP service offering that enables cable operators to provide VoIP-based residential telephone services. We believe our offering provides comparable quality, features and functionality to that provided by traditional phone companies. Our platform utilizes a fully managed network and does not need to carry voice traffic over the public Internet, which may suffer from data loss and transmission delays, allowing us and our customers to provide voice quality equivalent to that provided by traditional phone companies.

We offer cable operators the ability to provide cable telephony services to their customers faster and with less expense than if they were to develop their own cable telephony service. Our service offerings allow cable operators to bundle telephony services with their video and data offerings. The cable operator can use its own brand, deliver a single bill and provide direct customer support to its customers. We support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support to deliver a fully managed VoIP service.

We work with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Our service offering includes:

Planning and Deployment Services

We customize our service offering to capitalize on cable operators’ existing systems and processes. Our team works with cable operators’ engineers to design an optimal VoIP framework that interfaces with the public switched telephone network, or PSTN. We project traffic volume and capacity requirements on the cable operators’ facilities, the PSTN and IP networks to develop a system that can handle peak demands across each segment. We also develop and document business processes and provide training and support to cable operators during the cable telephony service launch and on an ongoing basis.

Switching and Service Assurance Platform

The switching and service assurance platform provides the infrastructure required to support VoIP cable telephony and consists of the following elements:

•
Call Management Server Platform.     Our call management server platform provides the features and functions typically delivered by a hardware-based switch, known as a CLASS 5 switch, but at a significantly lower cost. The software-based solution allows us to process a call and deliver it through the most efficient, cost effective and high quality route, provide CLASS 5 feature support (for example, caller ID, call waiting, distinctive ring and three-way calling), interface to the PSTN for termination and origination and provide network generated announcements.

•
Record Keeping Server.     The record keeping server is a real-time event messaging, collection, correlation and distribution database developed by us. The database stores the information generated by the call management server platform and the real-time assurance platform described below. The record keeping server can be accessed by cable operator and Net2Phone operations personnel through a Web-based or software interface to analyze call information, which can then be employed to improve network functions and prevent possible future network problems. The record keeping server also stores all the usage information required for customer support, billing, back office and management functions.

•
Real-time Service Assurance Platform.      The real-time assurance platform continually monitors the call management server platform and originates and terminates test calls across each cable, PSTN and IP entry and exit point to sample call quality and network availability. This information is collected and programmed by the cable operator and Net2Phone personnel to generate real-time alarms if actual

Back to Contents

performance metrics exceed predetermined thresholds. The result is that cable operators and Net2Phone can monitor call traffic and diagnose and resolve network problems in real-time, often before the telephone user notices any problem.

•
Cable Voice Operations Support System.     The cable voice operations support system, which we have developed, consists of a web-based portal and a software client interface to access, control, monitor and manage the cable telephony service. Once the proper administrative controls have been established in the cable voice operations support system, customer service and back office personnel use this system to access data required to provide customer support and track billing and accounts payable. Additionally, we and cable operator management can use the system interfaces to access management reports such as overall network quality, end-user customer service response times, billing history and calling patterns and destinations.

Telecommunications Administration

We order, provision and administer circuits for each phone line, and we establish agreements with both local and long distance telecommunications providers to terminate calls. We also acquire and manage a database of telephone numbers to assign to users in every geographic region of our customers. IDT will be a significant supplier of telecommunications services to our cable telephony business. For more information see “—Telecommunications Services Agreement with IDT” elsewhere in this Annual Report.

Liberty Cablevision of Puerto Rico Pilot Test and Agreement

During the past eighteen months, we successfully executed a pilot test of our cable telephony offering with Liberty Cablevision of Puerto Rico, which led to the signing, on October 22, 2003, of a full scale, six-year agreement under which we will provide Liberty Cablevision of Puerto Rico with our cable telephony services. Liberty Cablevision of Puerto Rico passes, or could potentially serve, a total of approximately 310,000 homes and serves approximately 120,000 customers in 37 municipalities principally located in the Eastern, Central and Northern regions of the island of Puerto Rico.

The pilot test demonstrated the viability of our cable telephony service and platform in an actual market setting. The pilot test resulted in average subscriber usage exceeding 1,100 minutes of calls per month, which we believe is comparable to the Puerto Rico incumbent telephone provider level, with more than 35 percent of the minutes being in-bound. Quality-of-service scored amongst the highest rating, as compared to standards set by the International Telecommunications Union.

Under the terms of the agreement, Liberty Cablevision of Puerto Rico will maintain ownership of the customer, service brand and first level customer and technical support, while we will support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support to deliver a fully managed VoIP service. We will track and monitor voice quality and network performance metrics from start to finish and will provide Liberty Cablevision of Puerto Rico with a full view into telephone calls routed over its network.

Liberty Cablevision of Puerto Rico will pay us an up-front license fee and an on-going monthly maintenance fee for each cable telephony subscriber line ordered by it. In addition, Liberty Cablevision of Puerto Rico will reimburse us for equipment, as well as the telecommunications costs we incur, such as long distance and call termination fees, to provide the telephony service, plus a margin. Under the agreement, we commit to maintain defined quality levels. If we fail to do so, Liberty Cablevision of Puerto Rico will be entitled to service credits. The agreement has a six year term. Liberty Cablevision of Puerto Rico has a one-time right to terminate the agreement at will during April 2004.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

Leadership and Experience in VoIP.     We pioneered the development and commercial introduction of VoIP services and have a globally recognized brand name in the VoIP industry. We have a proven track

Back to Contents

record of quickly deploying and successfully managing our VoIP services around the world, across a variety of networks and technologies. Currently, our top sixteen engineering personnel responsible for integrating and deploying our services have an aggregate of over 240 years of telecommunications engineering experience, much of it gained at Bell Labs and IBM research laboratories. Over our eight-year history, our research and development team has created innovative new products, feature enhancements and applications to improve the performance and quality of our services. Our cable telephony service capitalizes on the call management and monitoring platform developed for Net2Phone Global Services and the lessons learned in developing VoIP services around the world.

Platform to Deliver Centrally Managed, High Quality and Low Cost Voice Services.     We provide our services through our centrally managed platform, which aggregates, provisions, rates, routes, monitors and bills phone calls in real-time. Our platform allows us to offer a comprehensive array of services meeting the varied needs of consumer, enterprise, cable and carrier customers. Through our platform, we track and manage calls to optimize voice quality. Furthermore, using a fully managed network that does not use the public Internet, Net2Phone Cable Telephony can process calls to deliver them through the most efficient, cost effective and high quality routes, resulting in voice quality equivalent to that offered by traditional telephone companies. Our centrally managed platform allows us to increase the number of end users of our services, without significant additional capital expenses generally associated with network build-outs.

Strategic Relationships.     We have established and expect to expand our strategic relationships with cable operators, equipment suppliers and telecommunications companies. Liberty Media has introduced us to cable operators seeking to deploy cable telephony. Liberty Media has ownership interests in cable systems with an aggregate of 12 million subscribers in 20 countries and relationships with leading cable equipment suppliers. Through our relationship with IDT, we are able to obtain access to high quality telecommunications services and networks at competitive prices. We believe our cable telephony platform, combined with our telecommunications services agreement with IDT, creates a compelling and highly competitive cable telephony service offering.

Global Distribution Channels.     Net2Phone Global Services has developed and continues to expand and improve its global distribution channel that delivers low cost, high quality VoIP services to resellers around the globe. We deliver VoIP telephone services to businesses and consumers in over 130 countries through our global distribution network of over 450 resellers and other distribution channels. As countries continue to deregulate their telecommunications services, we can employ our distribution network and capitalize on our existing reseller relationships to partner with incumbent telecommunications providers, well capitalized new entrants, large systems integrators or significant sales and marketing organizations.

Financial Strength.     We have a strong balance sheet, with $94.1 million in cash, cash equivalents, marketable securities and restricted cash as of July 31, 2003. Our financial strength allows us to aggressively pursue new VoIP opportunities, such as the cable telephony market, while at the same time growing our existing core business lines in targeted areas. In addition, our financial strength allows us to offer cable operators flexible strategic, operational and economic alternatives for deploying cable telephony in their territories.

Our Strategy

Our strategy is to become the leading provider of VoIP telephony products and services in the markets we serve. The following are key elements of our strategy:

Capitalize on the Growth of VoIP Services and the Cable Telephony Market.     We believe Net2Phone Global Services and Net2Phone Cable Telephony are well positioned to take advantage of the expected growth of the VoIP services and cable telephony markets. According to a research study from Insight Research, VoIP-based services will grow from $13 billion in 2002 to nearly $197 billion in 2007, representing a significant opportunity for us. In-Stat/MDR projects that the number of cable telephony subscribers worldwide will grow from 8.6 million at the end of 2002 to over 22 million by 2006.

Target Small to Mid-sized Cable Operators in the U.S. and International Cable Operators.     Net2Phone Cable Telephony targets small to mid-sized cable operators in the U.S. and operators of all sizes in Europe

Back to Contents

and Latin America, who we believe may be more likely to buy our services than to build their own cable telephony service. These cable operators may not have the significant technical and financial resources required to develop an internal cable telephony solution, such as the personnel to support network operations, engineering, support and project management. We believe our service and our expertise in VoIP reduces cable operators’ costs, time to market and risks associated with developing and maintaining an in-house cable telephony service.

Offer Flexible Deployment and Economic Alternatives.     Net2Phone Cable Telephony offers cable operators a choice of strategic deployment and economic alternatives for our cable telephony offering. Depending on the particular market and financial position of each operator, we tailor our offer to fit within the business objectives and the available resources of each cable telephony opportunity. We can develop and integrate specific features and applications into our service, such as voice-mail, voice-activated dialing and Internet-based account management, which the operator can then offer to its subscribers to meet the operator’s strategic objectives. For resource and capital constrained operators, we offer an alternative that requires a lower amount of human resources and financial investment by the operator.

Focus Net2Phone Global Services on High Margin Opportunities in Emerging Markets and New Service Offerings.     Net2Phone Global Services targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. We plan to continue to enhance our global distribution chain by securing new resellers with strong local sales and marketing channels. Our plan is to develop and integrate new services into our existing managed platform, such as our recently introduced Max Private Voice NetworkSM service.

Sales and Marketing

Net2Phone Global Services

Net2Phone Global Services sells and markets our services through three divisions, each designed to focus on a specific market. The International Communication Services Division sells all of our services to resellers across the globe that have access to consumers and small to mid-sized businesses. Our Consumer Division sells our direct-to-consumer calling cards in the U.S. and PC-to-phone services. The Carrier Services Division sells excess capacity on our VoIP network to other telecommunications carriers.

International Communications Services.     Our International Communications Services Division primarily contracts with resellers around the world, who in turn sell our services to retailers, businesses, Internet cafés and others in their local markets. Our experience in building a global distribution chain and integrating our services in the emerging international telecommunications environment assists us in effectively entering markets as they open to competition.

We initiate and manage relationships with our international resellers through a global marketing and sales force of 39 employees and additional consultants and sales representatives located in the U.S., South America, Europe, the Middle East and Asia. Although our resellers are generally responsible for all sales and marketing expenses, we assist in managing their marketing efforts. We are focusing our marketing efforts towards selecting resellers in markets undergoing telecommunications deregulation over the next three years.

Using our platform, resellers can quickly and easily sell our products in their own countries. We enable our resellers to generate calling card accounts, create rate tables to support different markets, provide customized billing in multiple currencies and languages and offer customer support tools.

Back to Contents

Consumer Division.     Our Consumer Division is comprised of both calling card services in the U.S. as well as our PC-to-phone service.

•
Calling Cards: We market our rechargeable pre-paid calling cards in the U.S. through traditional direct-response advertising in domestic publications. In addition, many customers enroll for calling card services on our web site. We also market through loyalty programs as well as through e-mail-based programs to existing customers.

     We sell disposable calling cards domestically through Union Telecard Alliance, which is an affiliate of IDT. UTA represented approximately 9.7 percent of our revenue for fiscal 2003. We are currently de-emphasizing our domestic disposable calling card business.

•	PC-to-Phone Service: We provide our PC-to-phone service to consumers globally through our web site.

Carrier Services Division.     We sell excess capacity on our retail VoIP routes to other carriers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have limited our activity to selected carriers, particularly those who work with us to market some of our other international products and services. IDT was our largest traditional carrier customer in fiscal 2003, representing approximately 8.6 percent of our total revenue.

Net2Phone Cable Telephony

Net2Phone Cable Telephony targets small to mid-sized cable operators in the U.S. and operators of all sizes in Europe and Latin America, who we believe may not have the significant technical and financial resources required to develop and maintain an internal cable telephony service. Our offering can be deployed over all or part of a cable operator’s two-way digital cable systems.

Our sales process combines business case development with a proposed technical architectural design. The timing of this process is variable and driven principally by the cable operator’s own strategic priorities.

We offer cable operators a range of strategic deployment and economic alternatives. We expect our cable telephony agreements to have terms of approximately seven years. Our two basic deployment options are described below, although our agreements could include aspects of each of these options:

•
Hosted Service.     In a hosted service arrangement, the operator outsources the planning, development and aspects of the ongoing operation of cable telephony. The cable operator collects revenue from its customers and pays us a fee on a per subscriber basis for providing our integrated services as well as ongoing maintenance and support fees. In addition, the cable operator reimburses us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling. Our fees on a particular contract will depend on a number of variables, including the size of the cable operator’s telephony footprint, its ability to sell cable telephony services to its customers, the complexity of the deployment and the amount of local versus long distance termination.

In a hosted service arrangement, the cable operator is responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any regulatory costs associated with offering cable telephony. The cable operator is also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to its existing cable modem termination server. We bear the capital and operating expenses for the planning, design, procurement, deployment and operation of the VoIP cable telephony infrastructure. Our capital expenses include the hardware and software costs of integrating our services and systems with the operator’s systems.

•
Franchise Service.     In the franchise service arrangement, Net2Phone Cable Telephony initially acquires the exclusive rights to offer cable telephony services in the cable operator’s territory, subject to the cable operator’s right to buy back the cable telephony rights and subscribers at pre-negotiated periods and valuations. Under this arrangement, Net2Phone manages all aspects of the cable telephony

Back to Contents

offering in the franchise area. In a franchise services arrangement, cable operators collect the revenues from cable telephony subscribers and pass them through to us. We pay the cable operators an up front franchise fee based on the number of two-way homes passed, a monthly royalty fee based on a percentage of revenues and the costs associated with the deployment of cable telephony. We may continue to offer services to the cable operator if the operator elects to exercise its buy-back option.

Our costs include reimbursing the cable operator for the sales and marketing of the cable telephony service and all other direct operational expenses such as customer activation, customer service, billing and collection, plant engineering and service technicians and any other legal and regulatory expenses associated with offering cable telephony. We will also bear the cost for the set up and ongoing management of local and long distance termination and any other telecommunications administration activities required to interconnect seamlessly with the public switched network. We are also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to the cable operator’s existing cable modem termination server. Our capital expenses include the hardware and software costs of integrating our services and systems with the operator’s systems.

Telecommunications Services Agreement with IDT

On October 29, 2003, we entered into a binding memorandum of understanding with IDT for the provision of telecommunications services to Net2Phone Cable Telephony. The memorandum of understanding contemplates that IDT, directly or through its subsidiaries, will provide us with local and inter-exchange network access, termination, origination and other related services, drawing on its resources as a licensed local, long distance and international telecommunications provider. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in over 20 U.S. cities and additional points of presence in more than ten countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points. We believe that this agreement will enable us to improve the time-to-market, stability, scalability and security of our cable telephony services and will allow us to more quickly attract and add customers.

IDT will provide us with these services at its incremental cost for providing the services plus a five percent margin. We believe the pricing we will receive from IDT will be more favorable than what we would be able to receive from third parties. In exchange for such attractive pricing, access to IDT’s facilities and other benefits, we have agreed to issue to IDT 6.9 million shares of our Class A common stock at the time we enter into the definitive agreement. The stock will be held in escrow and released to IDT in equal installments over five years. The stock held in escrow will secure IDT’s performance of its obligations under the agreement.

The memorandum of understanding requires us and IDT to use good faith efforts to enter into a definitive agreement relating to these services. We believe we will enter into a definitive agreement within 90 days. The definitive agreement will have an indefinite term, however, either party may terminate the agreement upon 180 days notice, beginning 180 days prior to the fifth anniversary of the agreement. The memorandum of understanding was approved by an independent committee of our board of directors.

For more information relating to our relationship with IDT, please see Note 13 to our financial statements included elsewhere in this Annual Report.

Although we intend to use IDT as our primary provider for telecommunications services related to offering cable telephony, we have sole discretion to use other telecommunications services providers. We may choose to use other providers in cases where they offer more competitive rates, in situations where IDT is not able to deliver the services we require or for other reasons as we deem strategically, operationally or financially appropriate.

Back to Contents

Our Infrastructure

Our Centrally Managed Platform

We have a centrally managed platform consisting of reliable and flexible data management, monitoring, control and billing systems, which support all of our products and services. We have invested substantial resources to develop and implement our sophisticated real- time call management information system. Key elements of this system include: customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability and detailed call records.

Our platform monitors our process of digitizing and compressing voice into packets and transmitting these packets over data networks around the world. All call signaling is routed to a managed softswitch, which is a software-based product that manages call admission, call control, call rating and event recording and routes calls to an appropriate endpoint. Unless the recipient is using an internet telephony an on-line device, the packets are sent to a gateway where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. We have hubs in the U.S., United Kingdom and Hong Kong which terminate voice traffic within particular regions. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the system.

Network Operations Center

Our Network Operations Center is located at our headquarters in Newark, New Jersey, and employs a staff of 18 people with experience in both voice and data operations to provide twenty four hour support to our operations and customers around the world. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.

Customer and Technical Support

We provide customer service on various levels to different customers. Within the International Communications Services division of our Net2Phone Global Services business, we provide customer service and technical support directly to our resellers. The resellers provide their own support directly to their sub-resellers and end users. U.S. consumers who access our services directly through the web site receive customer service and technical support through multilingual telephone communication, web-based customer service as well as e- mail support. We utilize multiple call centers globally to provide better support to our worldwide customer base.

Net2Phone Cable Telephony provides cable operators with the tools, documentation and software to deliver first level customer and technical support to their subscribers. We do not interface directly with cable operator’s subscribers. We provide advanced technical support to the cable operators directly.

Back Office Systems

In order to improve efficient management of product offerings, we have added new reporting tools that provide a direct view into the network’s performance. We have also created a multi-level technical support interface, allowing resellers to view both their account activity as well as the activities of their sub-resellers and end users. We also support the user interface for foreign currency, allowing resellers to charge their users in their currencies while the partners pay us in U.S. currency.

Interconnection Agreements

We are party to telecommunications interconnect and service agreements with several telecommunications providers, including regional bell operating companies, competitive local exchange carriers, foreign post, telephone and telegraph companies, Internet backbone providers and others. Pursuant to these agreements, we can transport VoIP packets to our hubs and terminate calls throughout the world.

Back to Contents

Key Suppliers

IDT will be a significant supplier of telecommunications services to our cable telephony business. For a more complete discussion of this agreement, see “—Telecommunications Services Agreement with IDT.”

We rely on one of our vendors, LG Electronics, to manufacture approximately fifty percent of the hardware devices sold by Net2Phone Global Services’ channel sales and distribution group. We do not have a contract with LG Electronics, and, therefore, LG Electronics could stop providing us with these products with little or no prior notice. While we believe our relationship with LG Electronics is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace LG Electronics if necessary, this could take a period of time during which our hardware sales could be materially impacted, and this could impact our ability to service some of our customers for this period of time.

The services provided by our Net2Phone Cable Telephony business depend on a softswitch product. We currently have one softswitch vendor and one softswitch in operation. We understand that our softswitch vendor may be experiencing financial difficulties. We are currently testing softswitch products from other vendors to determine whether they comply with our quality and service standards. One vendor, other than our current vendor, has satisfied our testing standards. However, we have not agreed on terms of supply with that vendor.

We believe that we have adequate alternative arrangements to receive an alternative supply of softswitches and service and support for our softswitches if our existing supplier is unable to continue to supply or service or support softswitches, including providing some of the service and support functions ourselves. However, we may not be able to obtain alternative service or supply on favorable terms, which may have a material adverse effect on our ability to provide cable telephony services.

Competition

Net2Phone Global Services

International Communication Services

Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market allows new entrants to establish a foothold and offer competitive services relatively easily. Our competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

Consumer Division

The long distance market in the United States is highly competitive. There are several much larger and numerous similar-sized and smaller competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of our competitors include AT&T, MCI, Sprint, IDT and Regional Bell Operating Companies, all of whom offer services and products competitive with ours on the above factors, including offering their own pre-paid calling cards.

Some providers, such as Go2Call and DeltaThree, Inc., offer similar PC-to-phone services to ours.

Carrier Services Division

Wholesale Internet telephony service providers, such as ITXC Corp. and iBasis, Inc. compete with our carrier services, and could become meaningful competitors to our international communications services

Back to Contents

group. We also compete with other wholesale telecommunications providers, such as MCI, Global Crossing, IDT and Level 3.

Net2Phone Cable Telephony

Our ability to sell our cable telephony services may be limited by the fact that cable operators may elect to develop and maintain their own internal cable telephony services instead of buying services from us.

We compete with other providers who currently market cable telephony services directly to consumers and cable operators. These companies may be able to offer services similar to ours, or features that we may be unable to provide, and may offer services at prices lower than we intend to charge.

Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to ours. These systems include combinations of softswitches, announcement servers and gateways, but these vendors do not offer telecommunications administration, record keeping servers or interconnections with the public switched telephone network. We can and may partner with some of these vendors to incorporate some of their elements into our offering as we use available components to complete our solution.

We and cable operators seeking to provide our telephony services directly to customers will face competition for subscribers for telephone services from incumbent local exchange carriers, such as Verizon, Qwest, SBC Communications and competitive local exchange carriers. We expect that competition for telephony services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled service offering of voice, data and video. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, high speed internet and video similar to those which cable operators may provide. For example, Echostar has announced its intention to bundle its satellite television offering with Qwest’s and SBC’s voice and data services. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may adversely affect demand for our product.

Research and Development

We employ approximately 81 employees involved in research and development and related activities, whose technical expertise covers software, hardware, switching, security, voice compression, protocols, web applications, PC development, interactive voice response systems, next-generation signaling, firewalls and network address translations, engineering real-time online transactions, billing, network and call management and conferencing network monitoring and cable systems. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Our future success will depend, in part, on our ability to improve existing technology, retaining services of talented employees and developing new products and services that incorporate leading technology.

Software development costs are our primary research and development expenditures. Such costs, which totaled $5.4 million in fiscal 2003, $11.2 million in fiscal 2002 and $10.4 million in fiscal 2001, are included in selling, general and administrative expenses.

Regulation

The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on both our Net2Phone Global Services and Net2Phone Cable Telephony subsidiaries.

Back to Contents

United States.     In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered “telecommunications carriers” such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as “telecommunications carriers.” To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation — the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in our rates as a result of new FCC regulations could have a material adverse effect on our ability to compete with long distance carriers.

There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its “Free World Dialup,” which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. More recently, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage’s broadband Internet telephony service is an information service. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis, which in turn could have a material adverse effect on the ability of Net2Phone Cable Telephony to become a viable company in the cable telephony market.

The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements. We cannot predict what regulations, if any the FCC will impose.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing, and 911

Back to Contents

emergency access. For instance, in a Further Notice of Proposed Rulemaking released February 20, 2002, the FCC has undertaken an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Although Net2Phone Global Services does not currently offer 911 service, Net2Phone Cable Telephony is currently providing it to Liberty Cablevision of Puerto Rico. We expect to continue to develop technologies that may be able to support emergency access and enhanced services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase our costs of providing service.

Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission has opened a docket to investigate whether it has jurisdiction to regulate VoIP services. The State Public Service Commission of New York (NYPSC) has ruled that another company’s particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has, however, declined to issue a broad regulatory policy related to VoIP services in general. On October 9, 2003, the NYPSC published a notice seeking comment regarding the regulatory classification of another provider’s VoIP services offered over broadband connections. On the other hand, following an investigative workshop held by the Florida Public Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections. We have received letters from California, Washington, Wisconsin and Florida directing us to register as a telecommunications provider. We have responded to these letters by asserting that we are an information service and not a telecommunications provider and, therefore, are not subject to regulation under their laws. There can be no assurance that the states will accept our position. If the states require us to register as a telecommunications provider, we may become subject to significant additional fees and charges.

Packet-Switched Voice Over Cable.     The regulatory status of cable VoIP could be affected by the FCC and court decisions in the proceedings discussed above. Net2Phone’s ability to provide cable telephony services to cable operators may also be influenced by federal and state regulations specific to Internet over cable (also known as cable modem services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component. Additionally, the FCC has found that information services are interstate in nature thus falling out of the regulatory purview of the states. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit issued its opinion in Brand X Internet Services v. FCC, reversing the FCC’s prior ruling that cable modem services do not contain a separate telecommunications component and remanded the issue back to the FCC for further proceedings consistent with the court’s decision. The court’s decision was based on procedural grounds. While the FCC has indicated that it may appeal the ruling, there is no guarantee that the FCC would do so, or that it would win on the merits. Until the FCC acts on the Ninth Circuit ruling, the regulatory status of cable modem services remains unchanged. We cannot predict what future actions the FCC may take in response to the Ninth Circuit decision. Presently, the decision may add uncertainty to the regulatory treatment of cable facilities used to provide information services such as VoIP and as to whether states may attempt to impose any regulations on the telecommunications component of cable modem services.

The FCC is engaged in several other proceedings to examine the regulatory treatment of cable modem services and other broadband technologies such as DSL that may indirectly affect the market for our cable telephony’s service. Although the FCC has maintained a pro-competitive regulatory policy for cable modem

Back to Contents

and broadband services, Net2Phone cannot predict the impact that market forces and regulatory developments might have on its business and operations related to our cable telephony solution.

On the state and local levels, regulators may try to impose additional franchise fees and requirements on cable operators seeking to offer cable telephony within the state. While the federal laws limit the extent of state and local regulation over cable networks used to offer telecommunications services, states may nevertheless attempt regulation. The FCC is also examining the role, if any, of state and local governmental authorities in regulating cable modem and broadband services in general. Where state or local regulators impose additional requirements on cable providers that offer voice or cable modem services, this may create disincentives to cable operators deploying these services and, in turn, materially decrease market demand for Net2Phone’s cable telephony solution.

As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may, if not preempted by federal regulation, decide to follow the FCC’s lead and impose additional obligations as well. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

International.     The regulatory treatment of IP communications outside the United States varies significantly from country to country. Net2Phone operates on a global scale. The regulations we are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote considerable resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. For instance, on January 5, 2001, in the European Union (EU), the European Commission (EC) released a decision concluding that VoIP, in general, continues to fall outside the definition of voice telephony, except where the services satisfy all of four specific conditions. To date, the EC has not ruled that any particular type of VoIP service (such as computer-to-computer or phone-to-phone) satisfies all of these exception conditions. As a result, the EC directed Member States to permit providers to offer VoIP under data transmission general authorizations and without requiring compliance with more burdensome individual licenses and regulations applicable to traditional voice telephony. While the EC monitors and supervises the Member States of the EU subject to the principle of supremacy of EU law, the primary responsibility for implementing the provisions of specific EU legislation lies with the regulatory authorities of the Member States. Accordingly, although Member States are required to adhere to the EU laws, an individual country may decide that a particular VoIP service meets all of the conditions necessary to be regulated as traditional voice services. Net2Phone cannot guarantee that Member States will refrain from imposing additional regulations on our specific VoIP services.

Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could materially threaten our ability to provide services, the lifting of regulations in a country generally will enable us to expand our services and presence in that country.

Back to Contents

In some cases where access to some of our services has been blocked by government-controlled telecommunications companies, we have tried to negotiate agreements with those governments to provide our services. We intend to continue to do the same where similar situations may arise. No assurances can be given, however, that we will be successful in such negotiations or that we will be able to provide alternative means of accessing our services that will not be blocked by foreign governments or government-controlled telecommunications companies. The varying and continually changing regulatory landscape of Internet telephony in the countries in which we currently provide or may provide services may adversely and materially affect our business, financial condition and results of operations. We believe that our experience negotiating this complicated and ever-changing regulatory environment gives us a competitive advantage over other, less experienced competitors attempting to access these international markets.

In addition, as we expand into additional foreign countries, some countries may conclude that we are required to qualify to do business in their country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may materially and adversely affect our business.

Moreover, our resellers in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with every regulatory or other legal requirement in their respective countries, that they will be able to comply with existing or future requirements. Failure of our resellers to comply with these requirements could materially and adversely affect our business, as we may not be able to find other resellers for our products and services in these areas.

Regulation of the Internet.     In addition to regulations addressing Internet telephony, cable modem and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services both nationally and internationally, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Intellectual Property

We rely on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to enforce our rights in our intellectual property against others.

Patents

We currently own, directly or through wholly owned subsidiaries, 16 patents issued in the United States and ten foreign patents, plus over thirty other applications pending in both the U.S. and abroad. Two U.S. patents related to VoIP are patent number 6,137,792, or Patent ‘792, and patent number 6,389,038, or Patent ‘038. Patent ‘792 relates to a method and system for enabling data transmission over a bypass circuit-switched network between two computers connected to a public packet-switched network, such as the Internet. Patent ‘038 relates to a method and system for combining plural independently addressable packets into a larger packet, called a SuperPacket, which improves the utilization of a telecommunications channel, and helps reduce latency. Because these patents relate to our core business, we believe these patents have

Back to Contents

value. Patent ‘792 was issued on October 24, 2000 and expires June 14, 2016. Patent ‘038 was issued May 14, 2002 and expires January 21, 2020.

The ability to make, use, sell or offer for sale our products and services is important to our business. We are aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. It is possible that certain patent infringement claims might be asserted successfully against us in the future. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights and/or secure an expensive license. A substantial amount of the attention of our management may be diverted from our ongoing business. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. These claims could materially adversely affect our ability to operate and our financial condition and results of operations. We may be able to use our own patents against such claims, for example, if cross-licenses are warranted.

Although we have no knowledge that we infringe the patent rights of any third party, on February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and several other companies in the United States Federal District Court in Minneapolis, Minnesota, asserting patent infringement, which suit was subsequently dismissed, but is now on appeal. For a discussion of the Multi-Tech proceeding, see “Legal Proceedings” below.

Trademarks

We own 45 registered trademarks in the United States and more than 100 foreign registered trademarks.

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

Domain Names

We have registered many Internet domain names that contain the term NET2PHONE. We cannot assure you that we will be successful in obtaining all of the domain names that we would like to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. We have encountered several instances of third parties who have registered the term NET2PHONE within a domain name. We have generally had success in obtaining the transfer of those domains that we deemed important to our business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings or other means, but we cannot assure you that we will be successful in the future in obtaining all domains that we deem important. Finally, there are many variations of the word NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because we are in

Back to Contents

large part an Internet business, we may be materially and adversely affected by the unauthorized use of the word NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

Confidentiality Agreements

All key employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential company information except in the performance of his or her duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee or consultant while employed by us do not vest in the company automatically by operation of law, the employee or consultant is required to assign his or her rights to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Employees

As of July 31, 2003, we employed 241 individuals full-time, two individuals part-time, and 10 individuals on a temporary basis. These employees include approximately 78 in technical support and customer service, 39 in marketing and sales, 24 in management and finance, 43 in operations and 69 in research and development. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

For the year ended July 31, 2003, 50 percent of our revenue was derived from international customers, including 10.4 percent from Kuwait, and 50 percent from customers in the United States. Substantially all our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 22 to our financial statements included elsewhere in this Annual Report.

Key Customers

One of IDT’s affiliates, Union Telecard Alliance, is currently our largest customer, representing approximately 9.7 percent of our revenue for fiscal 2003. IDT is our largest carrier customer, representing approximately 8.6 percent of our revenue for fiscal 2003.

Executive Officers

The following are the executive officers of Net2Phone as of October 29, 2003:

Name	Age	Executive Officer Since	Present Office

Stephen M. Greenberg	59	2000	Chief Executive Officer and Vice Chairman of the Board
Arthur Dubroff	53	2002	Chief Financial Officer
Bruce Shoulson	63	2001	General Counsel
Glenn J. Williams	40	1999	Executive Vice President of Business and Legal Affairs and Corporate Secretary
Jonathan Reich	37	1999	Chief Executive Officer, Net2Phone Global Services
Bryan Wiener	33	2003	President, Net2Phone Global Services
David Lando	60	2003	Chief Operating Officer, Net2Phone Global Services
Michael Pastor	35	2003	President, Net2Phone Cable Telephony

Back to Contents

Stephen M. Greenberg has served as our Chief Executive Officer and Vice Chairman of our Board of Directors since 2000. Before joining Net2Phone, Mr. Greenberg was a founder of and senior partner in the New Jersey law firm of Stern & Greenberg. He served as Executive Assistant to the United States Attorney for the District of New Jersey from 1969 to 1971. Mr. Greenberg has received many honors including one for Outstanding Personal Achievement from the New Jersey Bar Association. He is also a Commissioner of the New Jersey Public Broadcasting Authority and a member of the New Jersey Israel Commission.

Arthur Dubroff has served as our Chief Financial Officer since November 2002. From February 2002 to November 2002, Mr. Dubroff was an independent contractor for us, serving in the capacity of Controller. Prior to February 2002, Mr. Dubroff was Chief Financial Officer of Virtual Communities, Inc., a provider of ethnic websites and content management software tools, since July 2000. From 1996 to 2000, he served as Chief Financial Officer of Enhance Financial Services Group Inc., financial guaranty reinsurer from 1996 to 2000.

Bruce Shoulson has served as our General Counsel since February 2001 and served as the President of the predecessor to Net2Phone Cable Telephony from July 2002 until the organization of Net2Phone Cable Telephony in August 2003. Mr. Shoulson practiced law for 35 years with the law firm of Lowenstein Sandler P.C. prior to joining Net2Phone.

Glenn J. Williams has served as our Executive Vice President of Legal and Business Affairs and Corporate Secretary since 2001. From October 1999 to February 2001, Mr. Williams served as our General Counsel and Corporate Secretary. Prior to joining us, Mr. Williams served as Associate General Counsel to IDT Corporation from December 1998 to September 1999. From August 1997 to December 1998, Mr. Williams served as Associate General Counsel to a privately held company and from 1994 to 1997 worked as an attorney in private practice, including representing the New Jersey Sports and Exposition Authority.

Jonathan Reich has served as our Chief Executive Officer of Net2Phone Global Services, LLC since August 1, 2003. Mr. Reich was our President, Worldwide Sales and Marketing from July 2002 to August 2003, and our Executive Vice President—Marketing and Corporate Development from January 1999 to July 2002. Prior to his employment with us, Mr. Reich was IDT Corporation’s Senior Vice President of Advertising, Marketing and Business Development in charge of strategic relationships for both us and IDT Corporation from June 1997 to December 1998 and IDT Corporation’s Director of Advertising from January 1995 to November 1997.

Bryan Wiener has served as our President of Net2Phone Global Services, LLC since August 1, 2003. Mr. Wiener was our Senior Vice President and General Manager, International Division from November 2001 to August 2003, and our Senior Vice President and General Manager, Communications Services from April 2000 to November 2001. Mr. Wiener was General Manager of theglobe.com, Inc., an Internet community application service provider from September 1998 to April 2000, and was Director of Business Development for Standard & Poor’s Consumer Division from May 1997 to September 1998.

David Lando has served as our Chief Operating Officer of Net2Phone Global Services, LLC since August 1, 2003. Mr. Lando was our Executive Vice President, Products & Services from January 2002 to August 2003. Prior to his employment with us, Mr. Lando was Vice President, Supply Line Engineering, Architecture and Quality for Lucent Technologies from October 2000 to October 2001, Engineering & Environmental Technologies Vice President for Bell Labs, a division of Lucent Technologies, from April 1996 to October 2000, and Vice President Manufacturing for AT&T Microelectronics and Director, Integrated Circuits Technology for AT&T Bell Labs from 1986 to 1996.

Michael Pastor has served as our President of Net2Phone Cable Telephony, LLC since August 1, 2003. Mr. Pastor was Vice President and General Manager of our cable telephony division from November 2001 to July 2003. Prior to that time, Mr. Pastor served as our Vice President, Voice Hosting Services from October 1999 to November 2001. Prior to joining Net2Phone, Mr. Pastor was the Manager, Business Development for Bloomberg from June 1998 to September 1999.

Back to Contents

Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered when evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline, perhaps significantly.

Risks Related to Our Business

We have never been profitable.

We have never generated profits from operations, except for fiscal 2003, which would not have been profitable if not for a litigation settlement. Our aggregate revenues from inception to July 31, 2003 were approximately $500.2 million, and our accumulated deficit was approximately $760.5 million as of that date. We will need to generate significant additional revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We intend to pursue new streams of revenue, including from our cable telephony business, which we have not attempted to generate before and which may not be profitable.

In addition to our current revenue, we are beginning to pursue new revenue opportunities, particularly from our cable telephony business. In fiscal 2003, we devoted, and we will continue to devote, significant capital and resources to the development of our cable telephony business, and we cannot ensure when or if this investment will be profitable. Our business models for our cable telephony business have not been tested and may not be attractive to potential cable operators and their customers.

We have not tested our cable telephony service on a large scale or with multiple operators in multiple jurisdictions. We cannot be sure that our service offering will be scalable to the extent necessary to serve a large customer base or that our services will deliver sufficient reliability or quality on a large scale basis, or at all. Currently, Net2Phone Cable Telephony’s only customer is Liberty Cablevision of Puerto Rico, which is wholly owned by our affiliate, Liberty Media. Liberty Cablevision of Puerto Rico has a one-time right to terminate the agreement at will during April 2004. We cannot assure you that we will obtain additional customers.

Our cable telephony business faces other risks, including, but not limited to the following:

•	end users of cable telephony services may not accept our product as an alternative to their existing telephony services on a wide-scale basis, or at all;

•	cable operators may choose to build their own internal cable telephony services, and not outsource to providers such as us;

•	the failure of cable operators to successfully market, and help generate consumer demand for, cable telephony service;

•	the long period of time required to consummate an agreement with a cable operator, deploy the service and earn revenues; and

•	the legal and regulatory environment related to cable telephony may change in a manner that would preclude us from pursuing this opportunity in a profitable manner, or at all.

If any of these events occur, we may not be able to recoup our substantial investment in the cable telephony business, and our business, financial condition and results of operations may be materially and adversely affected.

Back to Contents

We may not be able to obtain sufficient funds to grow our business.

Due to the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

•	deployment of our cable telephony service;

•	unanticipated opportunities;

•	strategic alliances;

•	potential acquisitions;

•	changing business conditions; and

•	unanticipated competitive pressures.

We believe that, as the expected growth in our Net2Phone Cable Telephony subsidiary accelerates, or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition, and results of operations.

Pricing pressures and increasing use of VoIP technology may lessen our competitive pricing advantage.

Our success is based partly on our ability to provide discounted local and long distance telephone services by taking advantage of cost savings achieved by carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that we charge for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. The overall effect of these developments may be to reduce the price of local and long distance calls to a point where we no longer have a price advantage. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do. If we are not able to do so, our business, financial condition and results of operations may be materially and adversely affected.

We and our cable customers may not be able to compete with providers that can bundle telephony services with other offerings.

Our competitors as well as the competitors of our cable operator customers, such as local exchange carriers and satellite television providers, may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us and our cable customers may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services, which could materially and adversely affect our business, financial condition and results of operations. While we are entering the cable telephony business, in part, to take advantage of possible bundled service offerings by our cable operator customers, we cannot assure you that we will compete successfully in this business.

Some local exchange carriers, alone or together with partners such as satellite television providers, are capable of providing a similar bundled service offering of voice, data and video. This service offering would directly compete with bundled services offerings by cable operators that purchase our cable telephony

Back to Contents

services. If we or our cable operator customers are unable to successfully compete with these offerings, our business, financial condition and results of operations may be materially and adversely affected.

Competition could reduce our market share and decrease our revenue.

The market for telecommunications services is extremely competitive. Many companies offer products and services like ours, and many of these companies have a superior presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced, and our business, financial condition and results of operations may be materially and adversely affected.

Our competitors include the following:

International Communications Services.     Competitors include both government-owned phone companies as well as emerging competitive carriers.

Consumer Division.     There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. Competitors include AT&T, MCI, Sprint, IDT and Regional Bell Operating Companies, all of whom offer their own pre-paid calling cards. Some providers, such as Go2Call and DeltaThree, Inc., offer similar PC-to-phone services.

Carrier Services.     Wholesale Internet telephony service providers, such as ITXC Corp. and iBasis, Inc. compete with our carrier services, and could become meaningful competitors to our international communications services group. We also compete with other wholesale telecommunications providers, such as MCI, Global Crossing, IDT and Level3.

Cable Telephony.     Our ability to sell our cable telephony services may be further limited by the fact that cable operators may elect to develop and maintain their own cable telephony service instead of buying services from us. There are several companies who currently market cable telephony services directly to consumers and cable operators. These companies may be able to offer services similar to ours, or features that we may be unable to provide, and they may offer services at prices lower than we intend to charge. Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to us.

We along with cable operators seeking to provide our telephony services directly to customers, will face competition for subscribers for telephone service from incumbent local exchange carriers, such as Verizon, Qwest, SBC and competitive local exchange carriers for subscribers for telephone services. We expect that competition for telephone services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled voice, video and data service offering. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, data and video similar to which cable operators who have upgraded their systems to two-way digital cable can provide. For example, Echostar Communications Corporation has announced its intention to bundle its satellite TV offering with Qwest’s and SBC’s voice and data services. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may adversely affect demand for our product.

Our business may be affected by the proliferation and increased usage of cellular telephones.

A significant number of our customers use calling cards while traveling, both domestically and abroad. As more and more people obtain cellular telephones, and as cellular telephone users increase their usage, and begin to use their phones in broader geographic regions, including internationally, the need for these customers to purchase our calling cards may be reduced. We cannot predict how this development will impact our business, as our calling card rates and service could be attractive enough for cellular telephone users to continue to purchase our cards when traveling. If our calling card rates and service are not attractive enough to compete with cellular telephone usage, our business, financial condition and results of operations may be materially and adversely affected.

Back to Contents

We have and plan to increasingly depend on our international operations, which subject us to unpredictable regulatory, economic and political situations.

Our customers based outside of the United States generated approximately 50 percent of our revenue during fiscal 2003. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

•	changing regulatory requirements, which vary widely from country to country;

•	action by foreign governments or foreign telecommunications companies to limit access to our services;

•	increased bad debt and subscription fraud;

•	legal uncertainty regarding liability, tariffs and other trade barriers;

•	economic and political instability; and

•	potentially adverse tax consequences.

For example, several of our largest customers are based in the Middle East, Asia and Latin America and other areas of the world where there is the potential for significant political and economic instability. More than 18 percent of our revenues was derived from customers in the Middle East in fiscal 2003. We have experienced power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. Moreover, developments in the Middle East, such as the continuation of hostilities by the United States or others, could result in the disruption of our business in the regions affected by the hostilities. These events could also reduce travel to these regions, which could further adversely affect our calling card business, which relies in large part on the use of calling cards by travelers. We cannot assure you that these political and economic difficulties will not continue or that they will not expand into other geographic areas experiencing political and economic instability. These difficulties could materially and adversely affect our business, financial condition and results of operations.

If our customers do not perceive our services to be effective or of high quality, our brand and name recognition would suffer.

We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high quality and reliable products and services, neither of which can be assured. Our Net2Phone Global Services business requires us to rely on third party resellers to promote and market our products and services. These third parties may not provide the same level of effort as we do to protect the high quality reputation we believe our services and products maintain. If they do not, our reputation may be diminished in these markets which may have a material and adverse effect on our business, results of operations and financial condition.

Our cable telephony business will be providing services that have not yet gained widespread customer and market acceptance. If customers do not perceive cable telephony to be a reliable and high quality alternative to traditional phone service, our ability to earn revenues from our cable telephony business and our business, financial condition and results of operations may be materially and adversely affected.

Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

Our success depends on our ability to provide efficient and uninterrupted, high quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage, computer viruses, and intentional acts of terrorism or vandalism and similar events that may be or may not be beyond our control. Our systems and

Back to Contents

operations could also be interrupted by Internet service providers or government owned telecommunications companies that implement network changes or blocks, which may also be out of our control. The occurrence of any or all of these events could still hurt our reputation and cause us to lose customers, which may materially and adversely affect our business, financial condition and results of operations.

Substantially all of the IP telephony calls made by our customers are connected through local telephone companies and, at least in part, through leased networks that may become unavailable.

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

In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company, which may be the only provider in that country. Accordingly, we may have to lease transmission capacity at artificially high rates from such a monopolistic provider, and consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing, billing or other terms of these agreements, and these disputes could affect our ability to continue to operate in these countries, which may materially and adversely affect our business, financial condition and results of operations.

Our ability to implement our cable telephony services will require the negotiation of interconnection agreements with established telephone companies and other new market entrants, which can take considerable time, effort and expense and which is subject to federal, state and local regulation. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how these providers will interconnect their networks and/or purchase or lease network facilities and services.

We rely on the Internet and third-party communications infrastructure over which we have little control.

Our service could be disrupted, our reputation could be harmed and we could lose customers, if the quality and maintenance of the third-party communications infrastructure on which we rely suffers. This infrastructure, including the Internet and leased transmission facilities, is sometimes used to carry our voice traffic between our customers. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve this equipment, our service quality may be harmed, we may lose customers and our business, financial condition and results of operations may be materially and adversely affected. We do not control the security of the Internet and our business could be materially harmed by unauthorized activity which results in congestion, failures or deficiencies in the infrastructure.

We depend on key vendors for hardware devices and softswitches.

We rely on one of our vendors, LG Electronics, to manufacture approximately 50 percent of the hardware devices sold by our International Channel Sales group. We do not have a contract with LG Electronics, and therefore, LG Electronics could stop providing us with these products with little or no prior notice. While we believe our relationship with LG Electronics is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace LG Electronics if necessary, this could take a period of time during which our hardware sales could be materially and adversely affected, and this could impact our ability to service some of our customers for this period of time.

Back to Contents

The services provided by our Net2Phone Cable Telephony business depend on a softswitch product. We currently have one softswitch vendor and one softswitch in operation. We understand that our softswitch vendor may be experiencing financial difficulties. We are currently testing softswitch products from other vendor to determine whether they comply with our quality and service standards. One vendor, other than our current vendor, has satisfied our testing standards. However, we have not agreed on terms of supply with that vendor. If we are unable to obtain softswitches our ability to deploy our cable telephony service may be significantly delayed.

Our success depends on our ability to handle a large number of simultaneous calls, which our systems may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers and our business, financial condition and results of operations could be materially and adversely affected.

Because we are unable to predict definitely the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

We may have to enter into additional long-term agreements for leased communications transmission capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result, our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to keep pace with rapid technological changes in the communications industry.

Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances and emerging industry standards on a cost effective and timely basis. If we are unable to do so, our business, financial condition and results of operations may be materially and adversely affected.

Unauthorized use of our intellectual property by third parties may damage our brand.

We regard our patents, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the trademarks that we use because of their familiarity with our worldwide operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our trademarks. The unauthorized use of our intellectual property by third parties may damage our brand and may have a material adverse effect on our business, financial condition and results of operations.

Back to Contents

Defending against intellectual property infringement claims could be expensive and could disrupt our business.

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. Multi-Tech, Inc. has filed a lawsuit against us alleging that we infringe upon its patents. While we have received a successful ruling in this case, Multi-Tech appealed this ruling and there can be no assurance that this ruling will not be overturned on appeal. While this case is being resolved, we are incurring substantial expenses defending this claim. If Multi-Tech is successful appealing this ruling, we may be subject to significant monetary liability and our business, financial condition and results of operations may be materially and adversely affected. For a complete discussion of the Multi-Tech case, please see “Legal Proceedings” below.

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

As have many others in our industry whose customers use credit cards to purchase services, we have been the victim of consumer fraud and theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

Risks Related to Our Relationship with IDT and Liberty Media

We are controlled by IDT and Mr. Howard Jonas.

IDT and Liberty Media own all of the interests in NTOP Holdings, L.L.C., which holds an aggregate of approximately 47.9 percent of our outstanding capital stock and 64.7 percent of the aggregate voting power of our capital stock. IDT controls the right to vote the shares of Class A common stock held by the LLC in most matters. Our Class A common stock has greater voting power than our common stock. Mr. Howard Jonas controls IDT because he beneficially owns a controlling voting interest in the voting securities of IDT and serves as the chairman of its board of directors. As a result, Mr. Jonas and IDT have the power to control or influence the selection of our management and other decisions important to our business. After December 31, 2003, Liberty Media and IDT each will have the right to dissolve the LLC. If Liberty Media or IDT elect to do so, IDT will no longer have majority voting control over Net2Phone, but still will be in a position to influence the management and operations of Net2Phone through its significant stock ownership, extensive relationship and interlocking boards of directors. If the LLC is dissolved, Liberty Media would obtain significant voting power over us and would also be able to exert significant influence over our management and operations.

We may experience conflicts of interest resulting from the LLC’s power to elect the members of our board of directors and the presence of IDT officers and directors on our board.

The LLC has the power to nominate and elect the members of our board of directors when such members become eligible for re-election, so long as at least five members are not affiliated with us or IDT, as required by our bylaws. The chairman of our board is also the chairman of IDT’s board of directors, and three of our other directors also serve as directors or officers of IDT and one of our directors is an officer of Liberty Media. In addition, our chief executive officer, whose appointment was influenced by IDT, also serves on our board. As a result, our board may face significant conflicts of interest with respect to matters

Back to Contents

involving IDT and Liberty Media and other matters that may arise in the ordinary course of our business or the business of any of the owners of the LLC.

The holdings of the LLC may limit your ability as a stockholder to influence the outcome of matters subject to a stockholder vote.

The LLC is able to exert considerable influence over us, including in the election of our directors, the appointment of management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, we could be prevented from entering into certain transactions that could be beneficial to us and our stockholders, as the LLC can effectively block these transactions through its voting control of us. Third parties will likely be discouraged from making a tender offer or bid to acquire us because of the LLC’s stock ownership and voting control of us.

We have contracted with IDT for various services and for the use of its telecommunications network, which contracts we may not be able to renew when they expire.

In May 1999, we entered into agreements with IDT under which IDT provides administrative and telecommunication services to us. Some of these agreements are now terminable at will. If we or IDT elect to terminate, we will need engage other entities to perform these services or perform these services ourselves. We cannot assure you that IDT will continue to provide these services. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services.

We rely on Liberty Media to introduce us to cable operators.

Liberty Media has a significant presence in the cable television marketplace. We view our relationship with Liberty Media as one of our competitive advantages. Liberty Media has introduced us to cable operators seeking to deploy cable telephony. If Liberty Media declines to do so in the future, or if Liberty Media otherwise declines to support our cable telephony efforts, our business, particularly Net2Phone Cable Telephony, financial condition and results of operations could be materially and adversely affected.

Some of our business relationships with IDT and its affiliates are not covered by written agreements. IDT could stop them at any time.

One of IDT’s affiliates, Union Telecard Alliance, is our largest customer, representing approximately 9.7 percent of our revenue for fiscal 2003. IDT is our largest carrier customer, representing approximately 8.6 percent of our revenue for fiscal 2003. While we have understandings in place with both UTA and IDT relating to the services we provide to them, these understandings have not been reduced to writing, and therefore may be terminated at any time by either party, or the terms could change without notice to us. Termination of these relationships, or a deterioration of the terms available to us, could significantly reduce our revenues, which may have a material adverse effect on our business, financial condition and results of operations.

We will depend on IDT to provide various telecommunications services to us. We do not currently have a definitive agreement in place with IDT for these services.

Under Net2Phone Cable Telephony’s memorandum of understanding with IDT, it is contemplated that IDT and its affiliates will provide to us telecommunications services that will be critical to our cable telephony business. We are depending on IDT to provide us the following services: network access, call termination, call origination, other related services and various primary line services, such as enhanced 911. We expect to obtain favorable pricing on these services during the term of our agreement with IDT. We expect to purchase from IDT a large portion of telecommunications services that we require to support our cable telephony business.

Our agreement with IDT for these services is currently in the form of a legally binding memorandum of understanding. The memorandum of understanding requires that we and IDT use good faith efforts to

Back to Contents

negotiate, execute and deliver a definitive agreement that comprehensively sets forth the obligations of IDT to the supply the telecommunications services. If, for any reason, the parties do not execute a definitive agreement, IDT may elect not to provide these services to us. If we enter into the definitive agreement and IDT does not perform its obligations under the agreement, we will be required to seek alternative supply arrangements.

If we cannot obtain these services from IDT, the primary source of supply for these services may be from competitors to our cable telephony business, including traditional long distance carriers and incumbent local exchange carriers. We may not be able to obtain these services from third parties at the prices and on the terms we anticipated to receive from IDT or at all. If we must seek alternative supply of these services, we may be delayed in offering our cable telephony services while we negotiate supply arrangements. There can be no assurance that the terms we receive from these vendors will be as favorable as the terms that we would have received under the agreement with IDT. As a result, our ability to offer our cable telephony services may be materially and adversely affected.

We are required to issue 6.9 million shares of Class A common stock to IDT when we enter into the definitive telecommunications services agreement. The issuance of these shares will result in charges to our earnings.

Under the terms of the memorandum of understanding, we have agreed to issue 6.9 million shares of Class A common stock to IDT at the time we execute the definitive agreement in consideration for IDT providing the telecommunications services to us. The stock will be held in escrow to secure IDT’s performance obligations and will be released to IDT in equal annual amounts over five years. If third parties can provide services to us on more favorable terms, we may determine not to purchase services from IDT. IDT may not be able to provide these services to us in the quantities we demand. We may determine to purchase similar services from other suppliers for other reasons as well. Even if we do not purchase from IDT our anticipated or required volume of services, IDT will still be entitled to receive all of these shares so long as it is offering the services and otherwise performing its obligations under the agreement.

These shares are subject to variable accounting treatment and therefore must be marked-to-market each quarter, resulting in a quarterly charge to earnings equal to the aggregate market value of one-fourth of the shares that will vest on each anniversary of the agreement. These charges may materially reduce our earnings.

Your ownership interest in our company may be diluted if others invest in our subsidiaries.

Our corporate structure will allow Net2Phone Global Services and Net2Phone Cable Telephony to take advantage of growth opportunities by allowing strategic partners, such as IDT and Liberty Media, or others to invest directly in these subsidiaries. If our strategic partners or others invest in our subsidiaries, your ownership interests through us will be diluted.

Risks Related to Our Industry

Federal and state regulations may be passed that could harm our business.

Our ability to provide telecommunication services at attractive rates arises in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on

Back to Contents

IP communications services could materially increase our costs and may limit or eliminate the competitive pricing advantage we currently enjoy.

We have received directives from some state regulators that we register as a telecommunications provider in their states. In response, we are taking the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service. However, these states may reject our position and may subject us to regulation and require us to pay associated charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. Net2Phone Global Services distributes its products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our extensive international operations, from which we derived more than half of our revenue in fiscal 2003.

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

New Internet regulations may be adopted affecting our business.

New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue, which may have a material adverse effect on our business, financial condition and results of operations. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

•	sales and other taxes;

•	user privacy;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	cross-border commerce;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

Back to Contents

Risks Related to Our Capital Structure

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for VoIP services and telecommunications related companies in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by securities analysts, conditions or trends in the VoIP services and other Internet and telecommunications related industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Some provisions of our certificate of incorporation, bylaws and Delaware law, as well as the fact that NTOP Holdings controls us, may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

NTOP Holdings’ ownership of a majority of our voting stock enables it to block or deter attempts by third parties to acquire control of our company. NTOP Holdings may not approve a takeover bid that other stockholders believe is in their best interests. In addition, some of the provisions of our certificate of incorporation and bylaws and in Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids. In addition, our certificate of incorporation authorizes the board of directors, without further stockholder approval, to issue preferred stock, which could have the effect of delaying, deferring or preventing a change in control of us. The issuance of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others. Our by-laws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures. Certain provisions of Delaware law could delay or prevent a change in control of Net2Phone, discourage acquisition proposals or diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock or over a stockholder’s cost basis in our common stock.

Additional Information

The Company’s internet address is www.net2phone.com. We make available, via a link to the Securities and Exchange Commission’s website, through our investor relations website located at www.net2phone.com, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, Net2Phone, Inc., 520 Broad St., 8th Floor, Newark, NJ 07102.

Back to Contents

Item 2. Properties

Properties

Our primary facility is our headquarters and executive offices located on all or portions of four floors at 520 Broad Street, Newark, New Jersey. We also locate equipment around the world. Our principal equipment locations are in Newark, New Jersey, London, England, Hong Kong, China and Piscataway, New Jersey. Since the equipment is portable, the lease arrangements for the equipment locations are generally short term or at-will. We believe that our facilities are suitable and adequate for our business for the foreseeable future. A summary of the material leased facilities where we conduct business operations is as follows:

Domestic Office Locations(1)	Total Sq. Ft.	Business Segment Served	Description	Lease Expiration Date
Newark, New Jersey	47,401	Net2Phone, NGS & NCT	Headquarters	May 31, 2010
Brick, New Jersey	14,663	NCT	Laboratories	March 31, 2006
West Long Branch, New Jersey	31,485	Net2Phone and NGS	Laboratories	September 30, 2007

Foreign Office Locations
Jerusalem, Israel	1,800	NGS	International Sales Office	Month-to-month
Singapore	395	NGS	International Sales Office	February 14, 2004

(1)
We lease approximately 20,000 additional square feet of office space in New York, New York, Boston, Massachusetts and Hackensack, New Jersey that is currently vacant, or close to vacant. We have either subleased or are currently attempting to sublease this space.

Item 3. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the court issued an order construing the claims of all the patents in suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this appeal vigorously.

Class Actions

Four substantially similar class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. We, certain of our executive officers and directors and the underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not we and the named executives were aware of the underwriters’ arrangements, we and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits

Back to Contents

asserting the same allegations that have been filed against hundreds of other companies that closed their initial public offerings at or about the same time that we did. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. We have been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers liability insurance coverage which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these matters could have a material adverse effect on our business, financial condition and results of operations.

Settlement of Cisco Litigation

In August 2002, we and our ADIR subsidiary settled our lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc. The suit arose out of the relationships that had been created in connection with Cisco’s and our original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (1) the transfer, during the first quarter of fiscal 2003, to us of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (2) the payment by Cisco, during such quarter, of $19.5 million to us and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carryforwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

We are also subject to litigation and claims in the ordinary course of the operation of our business from time to time. We do not believe that any such litigation and claims, if determined adversely to us, would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of the fiscal ended July 31, 2003.

Back to Contents

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the Nasdaq National Market under the ticker symbol “NTOP.” There is no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

Year Ended July 31, 2003	High	Low

First Quarter	$4.10	$1.80
Second Quarter	$4.19	$2.65
Third Quarter	$4.39	$2.99
Fourth Quarter	$5.50	$3.77

Year Ended July 31, 2002	High	Low

First Quarter	$6.22	$2.20
Second Quarter	$6.85	$4.00
Third Quarter	$5.86	$4.25
Fourth Quarter	$5.50	$2.77

On October 16, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $6.25 per share.

Holders

As of October 16, 2003, there were approximately 335 stockholders of record of our common stock and 8 stockholders of record of our Class A common stock, par value $.01 per share.

Dividend Policy

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

Back to Contents

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. This financial information is derived from our financial statements.

	Fiscal Year Ended July 31,
Statement of Operations Data:	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Total revenue	$91,750	$137,855	$150,199	$72,401	$33,256

Income (loss) from operations	9,532	(257,794)	(240,210)	(128,513)	(24,462)

Net income (loss) available to common stockholders	$16,795	$(246,061)	$(366,508)	$(118,334)	$(53,925)

Net income (loss) per common share — basic and diluted	$0.28	$(4.21)	$(6.25)	$(2.29)	$(1.73)

Weighted average number of common shares used in calculation of basic net income (loss) per common share	59,700	58,442	58,665	51,739	31,236

Weighted average number of common shares used in calculation of diluted net income (loss) per common share	60,101	58,442	58,665	51,739	31,236

Cash, Cash Equivalents, Restricted Cash and Marketable Securities	$94,111	$108,691	$253,969	$249,294	$20,379
Total assets	144,646	183,405	435,297	411,728	50,817
Long term obligations and redeemable common stock	16,170	9,753	22,253	25,891	27,929
Total stockholders’ equity (deficit)	76,329	45,913	269,297	331,886	(4,063)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We may from time to time make written or oral forward-looking statements, including those contained in the following section. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this section that are not statements of historical fact may be deemed to be forward-looking statements. Factors that may affect our results include, but are not limited to, the factors discussed under the heading “Risk Factors” in this Annual Report and the other risks discussed in this Annual Report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced telecommunication services throughout the world.

We announced on June 9, 2003, our plan to create Net2Phone Global Services and Net2Phone Cable Telephony and operate our business units under these two separate organizations. Our plan, which was approved by the Board of Directors in July 2003, is intended to provide our shareholders and the investment community with a clearer picture of Net2Phone’s operations, and the ability to understand the value elements of our two business lines. Net2Phone Global Services delivers VoIP telephone services to businesses and

Back to Contents

consumers directly and through its global distribution network of over 450 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable operators a complete suite of services, enabling them to deliver residential phone service to their customers having comparable quality, features and functionality to that offered by traditional telephone companies. We have provided segment reporting of the results of these two separate business lines, for the first time in this Annual Report, as the businesses were segregated in the fourth quarter of fiscal 2003 and we began delivering services though these two business units on August 1, 2003. Please see Note 21 of our Notes to Consolidated Financial Statements, and the description of our business included elsewhere in this Annual Report for a more detailed discussion of this change in our corporate structure. Our segment information for fiscal 2003 is provided below:

	Net2Phone Global Services	Net2Phone Cable Telephony	Corporate & Other	Total

	(in thousands)
Revenues	$91,131	$33	$586	$91,750
Segment income (loss)	1,833	(7,202)	(7,700)	(13,069)
Capital expenditures	4,044	2,345	679	7,068
Total assets	38,995	13,445	92,206	144,646

Substantially all of our revenue has been, and is currently, derived from Net2Phone Global Services. In fiscal 2003, our international operations accounted for approximately 50 percent of our revenues, and we expect that our international operations will continue to constitute a significant portion of our revenues.

During the past eighteen months, we have focused the units now in Net2Phone Global Services on opportunities in emerging markets where we believe our services can command higher margins. Additionally, we have de-emphasized relatively low-margin services, such as disposable calling cards in the U.S. and wholesale carrier services, and we have significantly reduced our workforce. Although these measures have resulted in a decline in our consolidated revenues since fiscal 2001, our gross margins have increased and we have substantially reduced cash used in operating activities.

We expect the Net2Phone Cable Telephony business to grow, and we expect it will begin to represent an increasing proportion of our revenue in future years. Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003 and is actively marketing its services to a wide array of cable operators in the U.S., Europe and Latin America who we believe may prefer to buy our services than build their own cable telephony service. Net2Phone Cable Telephony works with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Net2Phone Cable Telephony offers cable operators a range of strategic deployment and economic alternatives. We expect our cable telephony agreements will have approximately seven-year terms. Our two basic deployment options are described below, although our agreements could include aspects of each of these options:

•
Hosted Service.     In a hosted service arrangement, the operator outsources the planning, development and aspects of the ongoing operation of cable telephony. The cable operator collects revenue from its customers and pays us a fee on a per subscriber basis for providing our integrated services as well as ongoing maintenance and support fees. In addition, the cable operator reimburses us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling. Our fees on a particular contract will depend on a number of variables, including the size of the cable operator’s telephony footprint, its ability to sell cable telephony services to its customers, the complexity of the deployment and the amount of local versus long distance termination.

In a hosted service arrangement, the cable operator is responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any

Back to Contents

regulatory costs associated with offering cable telephony. The cable operator is also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to its existing cable modem termination server. We bear the capital and operating expenses for the planning, design, procurement, deployment and operation of the VoIP cable telephony infrastructure. Our capital expenses include the hardware and software costs of integrating our services and systems with the operator’s systems.

•
Franchise Service.     In the franchise service arrangement, Net2Phone Cable Telephony initially acquires the exclusive rights to offer cable telephony services in the cable operator’s territory, subject to the cable operator’s right to buy back the cable telephony rights and subscribers at pre-negotiated periods and valuations. Under this arrangement, Net2Phone manages all aspects of the cable telephony offering in the franchise area. In a franchise services arrangement, cable operators collect the revenues from cable telephony subscribers and pass them through to us. We pay the cable operators an up front franchise fee based on the number of two-way homes passed, a monthly royalty fee based on a percentage of revenues and the costs associated with the deployment of cable telephony. We may continue to offer services to the cable operator if the operator elects to exercise its buy-back option.

Our costs include reimbursing the cable operator for the sales and marketing of the cable telephony service and all other direct operational expenses such as customer activation, customer service, billing and collection, plant engineering and service technicians and any other legal and regulatory expenses associated with offering cable telephony. We will also bear the cost for the set up and ongoing management of local and long distance termination and any other telecommunications administration activities required to interconnect seamlessly with the public switched network. We are also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to the cable operator’s existing cable modem termination server. Our capital expenses include the hardware and software costs of integrating our services and systems with the operator’s systems.

To date, we have not recognized significant revenue from our cable telephony business. We expect to continue to incur significant costs and capital expenditures to fund the expected growth of this business. The revenues and costs associated with our Net2Phone Cable Telephony business will depend on the number of customers and contracts we obtain and the type of service we provide to our customers. While we expect this business will initially be unprofitable, we believe the business will contribute to our earnings in the future as it achieves greater scale. We cannot predict when this will happen, or be certain that it will happen at all.

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

We believe the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of these and other accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Revenue Recognition.     Our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of prepaid calling card revenue, is also recognized as our service is provided, that is, as minutes are used, or when service fees

Back to Contents

are charged. We also recognize revenue from pre-payments for our services after we conduct evaluations of outstanding remaining pre-payment balances and determine, based on historical data, whether such balances are likely to be utilized. The sale of equipment with software necessary to provide our services is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations. To date, we have not recognized significant revenue from our cable telephony business, which is now being operated by Net2Phone Cable Telephony.

Valuation of Long-Lived and Intangible Assets.     We assess the recoverability of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical performance or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy of our overall business;

•	significant adverse changes in the business climate in which we operate; and

•	loss of a significant contract.

If we determined that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would determine whether an impairment exists based on the projected undiscounted cash flows. If the expected undiscounted future cash flows are less than the carrying value of the asset, we would record an impairment loss based on such difference.

Expense Recognition Compared to Capitalized Costs.     Purchases that exceed $500, provide benefit to future periods and have useful lives greater than one year are capitalized. All other purchases are expensed in the period the underlying goods and/or services are received. Specifically:

•	equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to fifteen years;

•	computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement; and

•
software development costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We capitalize certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the direct compensation costs of only those employees working on such software development projects.

Restructuring Accruals.     In fiscal 2003, 2002, and 2001, we recorded charges related to restructuring within markets, eliminating employee positions and other strategic changes. The accruals recorded include estimates pertaining to employee termination costs and remaining lease obligations for closed facilities. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Back to Contents

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended July 31,
	2003	2002	2001

	(in thousands)
Total revenue	$91,750	$137,855	$150,199

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	52,820	78,502	108,411
Selling, general and administrative	53,728	116,570	168,003
Depreciation and amortization	11,037	23,980	23,349
Restructuring, severance, impairment and other items	7,363	141,619	70,101
Settlement of Cisco litigation	(58,034)	1,572	—
Acquired in-process research and development	—	13,850	—
Non-cash compensation	15,304	19,556	20,545

Total costs and expenses	82,218	395,649	390,409

Income (loss) from operations	9,532	(257,794)	(240,210)
Interest income, net	2,021	4,162	18,531
Income (loss) on equity investments and other expense, net	696	(7,887)	(146,973)

Income (loss) before minority interests	12,249	(261,519)	(368,652)
Minority interests	4,546	15,591	2,676

Net income (loss)	16,795	(245,928)	(365,976)
Redeemable common stock accretion	—	(133)	(532)

Net income (loss) available to common stockholders	$16,795	$(246,061)	$(366,508)

Comparison of Fiscal Years Ended July 31, 2003 and 2002

Revenue.    Our revenue is primarily derived from per-minute charges we bill to our customers on a pre-paid basis, services to resellers, IDT and other carriers, and to a lesser extent from the sale of VoIP equipment. Our aggregate revenue decreased 33.4 percent from $137.9 million in fiscal 2002 to $91.8 million in fiscal 2003. The decrease in revenue primarily resulted from the fact that we significantly reduced our sales of disposable calling cards, which generated low-margin sales of $30.7 million in fiscal 2002 compared to $8.9 million in fiscal 2003. We also significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic.

Direct Cost of Revenue, Excluding Depreciation and Amortization.    Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks and routing those calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. Direct cost of revenue, excluding depreciation and amortization, decreased by 32.7 percent from $78.5 million in fiscal 2002 to $52.8 million in fiscal 2003. As a percentage of total revenue, total direct costs increased from 56.9 percent in fiscal 2002 to 57.6 percent in fiscal 2003. While the dollar cost decrease is primarily attributable to lower revenue and one-time connectivity reserve reversals, which are no longer necessary due to service disconnections, we are also realizing cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. The slight increase in the percentage of direct costs compared to revenue is due to the remaining fixed network backbone infrastructure costs still required to service a significantly reduced revenue base.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the salaries of our employees and associated benefits; the expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, research and development costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses

Back to Contents

decreased 53.9 percent from $116.6 million in fiscal 2002 to $53.7 million in fiscal 2003 primarily due to the aforementioned restructurings. As a percentage of total revenue, these costs decreased from 84.6 percent in fiscal 2002 to 58.5 percent in fiscal 2003. The portion of selling, general and administrative expense driven by payroll costs decreased during fiscal 2003 as the number of full-time employees on staff dropped from 290 on July 31, 2002 to 241 on July 31, 2003. Selling, general and administrative expenses related to our Net2Phone Cable Telephony business were $7.0 million in fiscal 2003. We expect to incur significant selling, general and administrative expense to continue to fund the growth of our Net2Phone Cable Telephony business in the future.

Depreciation and Amortization.    Depreciation and amortization decreased 54.2 percent, from $24.0 million in fiscal 2002 to $11.0 million in fiscal 2003, due to an impairment charge for long-lived assets recognized during the quarter ended April 30, 2002 and to the lower demand for capital spending during fiscal 2003, which came from more efficient utilization of existing assets. As a percentage of total revenue, depreciation and amortization decreased to 12.0 percent in fiscal 2003 from 17.4 percent in fiscal 2002.

Restructuring, Severance, Impairment and Other Items.    Restructuring, severance, impairment and other items decreased from $141.6 million in fiscal 2002 to $7.4 million in fiscal 2003. The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,
	2003	2002

	(in thousands)
Workforce reductions	$4,116	$13,882
Exit and other costs	3,970	15,404
Separation agreements of former CEO, CFO and COO	2,877	12,623
Impairment charges	1,550	99,710
Loss on assets held for sale	265	—
Reserve adjustments	(5,415)	—

Total	$7,363	$141,619

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned. These events led to the development of an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. As we continue to execute our plan we are realizing lower costs and identifying more reliable revenue opportunities. While the majority of our restructuring costs were incurred during fiscals 2001 and 2002, we continued to incur these costs during fiscal 2003. However, we expect that these expenditures will decrease prospectively. These costs were funded through current operations.

In April 2003, Norman Klugman, our former Chief Operating Officer, announced his intention to resign and terminated his employment with us in July 2003. During fiscal 2003, we recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

As a result of our plan to restructure our operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, we recorded impairment charges as indicated below. The impairment charges were calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

The decrease in restructuring, impairment, and other items in fiscal 2003 compared with fiscal 2002, is due mainly to various impairment charges taken in fiscal 2002, including an $83.9 million impairment of assets, an $11.6 million impairment of goodwill and a $4.2 million impairment of intangible assets.

Back to Contents

Additionally, we initiated several restructurings during fiscal 2002, which resulted in higher charges related to workforce reductions in fiscal 2002 compared to fiscal 2003. Also, the charges related to the separation agreements of the former CEO and CFO decreased in fiscal 2003 as compared to fiscal 2002 as components of the agreements became fully amortized. Also, exit costs were higher in fiscal 2002 compared to fiscal 2003 primarily due to charges incurred for exiting various locations and eliminating various equipment and network build-outs. Lastly, reserve adjustments reduced fiscal 2003 charges due to settlement of various contractual obligations for amounts less than previously established reserves.

Settlement of Cisco Litigation.    On March 19, 2002, we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and our original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to us of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to us and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, and the receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carryforwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

Acquired In-Process Research and Development.     For fiscal 2002, purchased in-process research and development, or IPR&D, (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak by ADIR, our majority-owned subsidiary.

IPR&D relates primarily to advanced telephony software products for Internet protocol, or IP, networks. The valuation of IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. Development of the major components of the IPR&D were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research was suspended while ADIR reevaluated the products’ anticipated attractiveness relative to current market conditions. It was ultimately determined that the aspects of the IPR&D necessary to bolster the technological development of Net2Phone Cable Telephony’s product offerings were in place and no further development related to the IPR&D would be initiated.

Non-Cash Compensation.     Non-cash compensation charges from the issuance of stock options decreased 21.9 percent from $19.6 million in fiscal 2002 to $15.3 million for fiscal 2003. This decrease was primarily caused by lower compensation expense related to fewer below-market-price options that vested during fiscal 2003 as compared to a larger number of below-market-price options that became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited, which has served to further reduce non-cash compensation expense in fiscal 2003. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. During fiscal 2003 and 2002 we recorded charges of $4.9 million and $0.6 million respectively, related to these repriced options. If our stock price increases, we will continue to incur charges until the options are exercised. Lastly, we recorded $6.7 million and $4.5 million during fiscal 2003 and 2002, respectively, for the amortization of the discount of ADIR shares sold to

Back to Contents

Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.8 million is being amortized over the vesting period of such shares. As of July 31, 2003, $15.1 million of this discount has been amortized. The remaining unamortized discount of $2.7 million will be written off against the remaining minority interest balance during fiscal 2004 when we will liquidate ADIR. For a further discussion of ADIR, see Note 5 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report. As a percentage of total revenue, non-cash compensation costs increased from 14.2 percent for fiscal 2002 to 16.7 percent for fiscal 2003. This increase was due primarily to a 33 percent decrease in revenue.

Income (Loss) From Operations.     We recorded a loss from operations of $257.8 million in fiscal 2002 compared to income from operations of $9.5 million in fiscal 2003. The decrease in loss from operations is primarily due to operating expenses decreasing at a faster rate than revenue, lower restructuring, severance, impairment and other related expenses, and a net gain of $58.0 million from the settlement of the Cisco litigation recorded during fiscal 2003.

Interest Income, Net.     Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 52.4 percent from $4.2 million in fiscal 2002 to $2.0 million in fiscal 2003. The reduction primarily resulted from lower cash balances and interest rate reductions.

Income (Loss) on Equity Investments and Other Expense, Net.     Income (loss) on equity investments and other expense, net, which includes the losses or gains resulting from non-operating transactions, was a loss of $7.9 million in fiscal 2002 and income of $0.7 million in fiscal 2003. During the third quarter of fiscal 2002, we recorded a loss relating to an other-than-temporary decline in value of several of our cost method investments resulting in a charge of approximately $6.9 million, as well as a loss relating to the sale of equipment of approximately $1.4 million. The other income realized in fiscal 2003 is due primarily to a mark-to-market gain on shares of our common stock held by a lender, as is more fully described in Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Comparison of Fiscal Years Ended July 31, 2002 and 2001

Revenue.     Our aggregate revenue decreased 8.2 percent from $150.2 million in fiscal 2001 to $137.9 million in fiscal 2002. The decrease in revenue was primarily due to management’s active restructuring of our business during the fiscal year. We diminished our activities in certain sales channels, such as carrier services, where we were experiencing relatively low gross margins and focused our activities on other market opportunities, such as international channel sales and distribution, that have generated relatively higher gross margins. We significantly reduced our workforce and scaled back certain unprofitable services, including our sale of disposable calling cards and wholesale termination of telecommunications traffic.

Direct Cost of Revenue, Excluding Depreciation and Amortization.    Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad server costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Direct cost of revenue, excluding depreciation and amortization, decreased by 27.6 percent from $108.4 million in fiscal 2001 to $78.5 million in fiscal 2002. As a percentage of revenue, direct costs decreased from 72.2 percent in fiscal 2001 to 56.9 percent in fiscal 2002. This decrease is primarily attributable to the effective restructuring of our network for more focused and intensive use, aggressive price negotiations of termination costs and the impact of removing our subsidization of free minutes to previous strategic partners such as Microsoft and Yahoo!.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the salaries of our employees and associated benefits; the expenses associated with acquiring customers, including commissions paid to our sales partners, advertising costs, research and development costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses decreased 30.6 percent from $168.0 million in fiscal 2001 to $116.6 million in fiscal 2002. As a percentage of total revenue, these costs decreased from 111.9 percent in fiscal 2001 to 84.6 percent in fiscal 2002. In the second quarter of fiscal 2001, we incurred a one-time non-recurring termination charge of $31.0 million related to marketing and advertising expenses associated with the termination of our agreement with

Back to Contents

Yahoo!. In addition, selling, general and administrative costs have decreased as a result of operating more efficiently and by leveraging our existing infrastructure to support future growth. The portion of selling, general and administrative costs driven by payroll costs has decreased markedly during fiscal 2002 as the number of full-time employees on staff dropped from 695 on July 31, 2001 to 290 on July 31, 2002.

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

Restructuring, Severance, Impairment and Other Items.     Restructuring, severance, impairment and other items increased from $70.1 million in fiscal 2001 to $141.6 million in fiscal 2002. The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,
	2002	2001

	(in thousands)
Workforce reductions	$13,882	$469
Exit and other costs	15,404	16,120
Separation agreements of former CEO, CFO and COO	12,623	—
Impairment charges	99,710	53,512

Total	$141,619	$70,101

This increase was attributable to several restructurings during fiscal 2002, which resulted in higher charges related to the various workforce reductions. Additionally, during fiscal 2002 we incurred charges related to the terms dictated in the separation agreements of the former CEO and CFO. When an indicator of impairment of our long-lived assets exists, we review the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. We considered the resignations of the Chief Executive and Chief Financial Officers in the first half of fiscal 2002 and the plan to restructure our operations and eliminate various lines of development to be indicators of potential impairment. As a result, an impairment charge of $99.7 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of our long-lived and intangible assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to our estimated fair value. Fair value was estimated using the present value of expected future cash flows.

In the third quarter of fiscal 2001, we restructured the operations of our Aplio subsidiary. In connection with this decision, we wrote-off substantially all of Aplio’s intangible and fixed assets as their values would not be recoverable, resulting in a charge of approximately $39.7 million. Separately, unrelated to Aplio, we determined that we would no longer receive any future benefits on certain assets, primarily capitalized software and a trademark. Therefore, we wrote-off these assets and incurred impairment charges of approximately $13.8 million.

Settlement of Cisco Litigation.     On March 19, 2002, we filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. We recorded $1.6 million of legal and other expenses related to the settlement during fiscal 2002. In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit. As a result of this settlement, we recognized a gain of $58.0 during fiscal 2003.

Acquired In-Process Research and Development.    Purchased in-process research and development, or IPR&D, represents the value assigned in a purchase business combination to research and development

Back to Contents

projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak.

IPR&D relates primarily to advanced telephony software products for Internet protocol, or IP, networks. The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. Development of the major components of the IPR&D were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research was suspended while ADIR reevaluated the product’s anticipated attractiveness relative to current market conditions. It was ultimately determined that the aspects of the IPR&D necessary to bolster the technological development of Net2Phone Cable Telephony’s product offerings were in place and no further development related to the IPR&D would be initiated.

Non-Cash Compensation.    The non-cash compensation charge from the issuance of stock options decreased 4.4 percent from $20.5 million in fiscal 2001 to $19.6 million in fiscal 2002, primarily due to staff reductions and ultimate cancellation of employee options. As a percentage of total revenue, these costs increased from 13.6 percent in fiscal 2001 to 14.2 percent in fiscal 2002. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. During fiscal 2002, the company recorded $0.6 million of compensation expense related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. The company will continue to incur these charges over the vesting period and with respect to repricings, until the options are exercised.

Loss From Operations.    Loss from operations was $257.8 million in fiscal 2002 as compared to a loss from operations of $240.2 million in fiscal 2001. The increase was driven by increased charges relating to acquired in-process research and development and restructuring, severance, impairment, and other items, partially offset set by reduced direct cost of revenue and selling, general and administrative expenses.

Interest Income, Net.    Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 77.3 percent from $18.5 million in fiscal 2001 to $4.2 million in fiscal 2002. The decrease in interest income primarily resulted from lower cash balances and interest rate reductions. We anticipate reduced interest income from interest bearing accounts due to lower interest rates and cash balances.

Loss on Equity Investments and Other Expense, Net.    Loss on equity investments and other expense, net decreased from $147.0 million in fiscal 2001 to $7.9 million in fiscal 2002. In the second quarter of fiscal 2002, all 806,452 Yahoo! shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $0.6 million. In the second quarter of fiscal 2002, 321,027 shares of “Speechworks” were sold for gross proceeds of approximately $3.1 million, resulting in a loss of approximately $0.9 million. During the third quarter of fiscal 2002, we recorded a loss relating to an other-than-temporary decline in value for several of our cost method investments, resulting in a charge to other expense of approximately $6.9 million and a loss relating to the sale of equipment of approximately $1.4 million. During fiscal 2001, we recorded a writedown of approximately $116.8 million relating to the other-than-temporary decline in the value of our investment in shares of Yahoo!, Inc. common stock. In addition, we recorded a loss relating to an other- than-temporary decline in value for our equity investments in Alonet S.A., Webley and WebDialogs, totaling approximately $27.9 million. Also, during the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than-temporary decline in value for several of our other cost method investments of approximately $4.3 million. Lastly, we recorded a net gain of $5.2 million relating to equity collars during the year ended July 31, 2001. The net gain was comprised of income of approximately $16.9 million recorded in the first quarter of fiscal 2001 as a result of the change in value of the time value component of

Back to Contents

the equity collars, which was partially offset by a loss of approximately $11.7 million recorded in the second quarter of fiscal 2001 upon termination of the equity collars.

Related Party Transactions

IDT Corporation.     In fiscal 2003, 2002 and 2001, we provided carrier services to IDT Corporation, our controlling shareholder, of $7.9 million, $12.5 million and $21.9 million, respectively, and sold disposable calling cards to IDT affiliates totaling $6.4 million, $17.3 million and $31.6 million, respectively. In fiscal 2003, services provided to IDT and its affiliates accounted for 18.3 percent of total revenue compared to 31.3 percent and 41.9 percent in fiscal 2002 and 2001, respectively. As we continue to de-emphasize domestic disposable calling cards and services provided to carriers, we anticipate the percentage of sales generated by transactions between Net2Phone Global Services and IDT and its affiliates to continue to decline. Going forward, we expect Net2Phone Cable Telephony to enter into service and other agreements with IDT and its affiliates related to our cable telephony activities.

In fiscal 2003, 2002 and 2001, we purchased wholesale carrier services from IDT of $9.1 million, $24.5 million, and $43.1 million, respectively. Carrier charges paid to IDT represent 17.4 percent of our direct costs of revenue in fiscal 2003 compared to 31.2 percent and 39.8 percent in fiscal 2002 and 2001, respectively. The reduction in these percentages is a reflection of our de-emphasis of services provided to carriers and diversification of the sources of our carrier services.

Our corporate headquarters and several other facilities are leased from IDT. In fiscal 2003, 2002 and 2001, we paid IDT $2.0 million, $4.1 million, and $2.4 million, respectively, in facilities lease payments.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier telecommunication services and lease payments. On July 31, 2003, we owed IDT $1.1 million. On July 31, 2002, IDT owed us $0.7 million. The average balance we owed to IDT during the years ended July 31, 2003 and July 31, 2002, was $1.1 and $6.8 million, respectively.

We work with IDT Solutions (formerly Winstar) to help us procure inbound telecommunications phone numbers for our cable telephony subsidiary. IDT Solutions also assists us to establish interconnects with local carriers as we look to roll out services through Net2Phone Cable Telephony.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative functions to IDT when we believe IDT can provide resources more efficiently and cost effectively then we could do it ourselves. For example, IDT provides tax consulting services, investment management services, payroll and also internal audit support services. On occasion, we provide outsourced services to IDT, based on the need for such services. Fees for services are negotiated on a cost recovery basis.

Pursuant to the memorandum of understanding executed or October 29, 2003, we will be required to issue 6.9 million shares of Class A common stock to IDT at the time we execute our definitive telecommunications services agreement with IDT. The shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter, resulting in a quarterly charge to earnings equal to the aggregate market value of one-fourth of the shares that will vest on each anniversary of the agreement. These charges may materially reduce our earnings. Based on the $6.25 closing price of our common stock on October 16, 2003, the aggregate amount of such charge over the five years would be $43.1 million.

Liquidity and Capital Resources

As of July 31, 2003 we reported total cash, cash equivalents, restricted cash, and marketable securities of $94.1 million and working capital of $53.9 million. As of July 31, 2003, of the $94.1 million, $0.7 million in short term restricted cash and $23.5 million in long term restricted cash is held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment

Back to Contents

obligations to Deutsche Bank are secured by standby letters of credit from a US commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. The restricted money market account funds are classified as restricted cash-long term on our balance sheet. For more information regarding this assignment, please see Notes 6 and 24 to our consolidated financial statements included elsewhere in this Annual Report.

Net cash used in operating activities was $7.1 million during fiscal 2003, compared with $90.6 million used during fiscal 2002. The decrease in cash flow used in operating activities is primarily due to receipt of $19.5 million from the settlement of litigation with Cisco Systems, significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities decreased from $49.1 million during fiscal 2002 to $22.6 million in fiscal 2003. Our capital expenditures decreased from $17.9 million in fiscal 2002 to $7.1 million in fiscal 2003, as we completed the majority of the expansion of our domestic and international network infrastructure. The net cash proceeds from the sale of marketable securities decreased from $89.4 million in fiscal 2002 to $62.4 million in fiscal 2003. The net cash used for purchases of marketable securities increased from $75.0 million during fiscal 2002 to $78.4 million during fiscal 2003. Net cash used for the acquisition of NetSpeak Corporation was $27.8 million in fiscal 2002.

Net cash provided (used) by financing activities changed from $8.0 million during fiscal 2002 to $(2.1) million in fiscal 2003. During fiscal 2002, we received $14.0 million in a private placement of shares of preferred stock for ADIR. We do not have an interest in any off balance sheet financing vehicles.

We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits in the foreseeable future. We believe that as the expected growth in our Net2Phone Cable Telephony subsidiary accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

Back to Contents

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Contractual Obligations
Capital lease obligations	$3,787	$3,079	$708	$—	$—
Operating leases	16,737	3,652	5,852	4,615	2,618
Other long term obligations	16,170	—	16,170	—	—

Total contractual obligations	$36,694	$6,731	$22,730	$4,615	$2,618

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)

Other Commercial Commitments
Standby letters of credit and other collateral	$24,125	$637	$1,200	$21,977	$311
Purchase Commitments	818	818	—	—	—

Total other commercial commitments	$24,943	$1,455	$1,200	$21,977	$311

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	July 31,	April 30,	Jan. 31,	Oct. 31,
	2003	2003	2003	2002

	(in thousands, except per share data)

Total revenue	$20,963	$23,788	$23,051	$23,948
Direct cost of revenue	12,434	14,158	12,286	13,942
Income (loss) from operations	(16,140)	(9,831)	(9,964)	45,467
Net income (loss)	(10,800)	(9,289)	(9,241)	46,124
Net income (loss) per share-basic and diluted	$(0.18)	$(0.16)	$(0.15)	$0.77

	Quarter Ended
	July 31,	April 30,	Jan. 31,	Oct. 31,
	2002	2002	2002	2001

	(in thousands, except per share data)

Total revenue	$26,562	$30,563	$37,839	$42,891
Direct cost of revenue	15,090	16,830	22,503	24,079
Loss from operations	(17,496)	(139,582)	(50,036)	(50,680)
Net loss	(19,767)	(138,492)	(46,314)	(41,355)
Net loss per share-basic and diluted	$(0.33)	$(2.35)	$(0.80)	$(0.72)

Back to Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The Financial Statements filed as part of this Annual Report are identified in the index to Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-33 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Net2Phone (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Control over Financial Reporting.     There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

Information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, are incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers.”

On April 15, 2003, we adopted a Code of Conduct applicable to all employees and directors of Net2Phone, including our principal executive officer, principal financial officer and principal accounting officer and controller. A copy of the Code of Conduct is available on our website at www.net2phone.com and is attached as an exhibit to this Annual Report. We intend to post on our website any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial oficer and principal accounting officer and controller.

Item 11. Executive Compensation

Information set forth under the captions “Executive Compensation” and “Board of Directors” in our Proxy Statement is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation”, “Report of the Audit Committee”, and “Stock Price Performance Graph” in our Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth under the caption “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management” in our Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides, as of July 31, 2003, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	10,296,207	(1)	$4.97	874,792

Equity compensation plans not approved by security holders	150,000	(2)	$4.36	0

Total	10,446,207		$4.97	874,792

(1)	Represents stock options issued pursuant to 1999 Net2Phone Stock Option Plan.
(2)
On August 6, 2001, we granted options to purchase 50,000 shares of our common stock to each of three employees of Aplio, S.A., a subsidiary of Net2Phone. The exercise price per share of these options was $4.36, subject to certain adjustments. The options were fully vested upon the execution of the stock option agreements, and may be exercised through January 3, 2005.

Back to Contents

Item 13. Certain Relationships and Related Transactions

Information set forth under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information set forth under the caption entitled “Principal Accounting Fees and Services” in our Proxy Statement is incorporated herein by reference.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.

The Financial Statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(2) Financial Statement Schedules.

The Financial Statement Schedules filed as part of this Annual Report are identified in the index to Consolidated Financial Statements on page F-1 hereto. Schedules other than the ones identified on such index have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed below in (c).

(b) Reports on Form 8-K.

The Company furnished a report on Form 8-K dated October 22, 2003 reporting under Item 12 its press release regarding its earnings for the year and quarter ended July 31, 2003.

(c) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333- 78713)).
3.2	Amended and Restated Bylaws. (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference from our registration statement on Form S-1. (Registration No. 333-78713)).
10.1	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.2	Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.3	IDT Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.4	Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))

Back to Contents

Exhibit No.	Description

10.5	Assignment Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
10.6	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
10.7	Separation Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1. (Registration No. 333-78713)).
10.8	The Registrant’s Amended and Restated 1999 Stock Option and Incentive Plan. (Incorporated by reference from our Proxy Statement dated June 6, 2000).†
10.9	Lease for premises located at 520 Broad Street, Newark, New Jersey. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.11	Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.12	Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and Netspeak. (Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001).
10.13	Employment Agreement executed by the Registrant and Bruce Shoulson, dated January 8, 2001. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2002).†
10.14	Memorandum amending Employment Agreement executed by the Registrant and Bruce Shoulson, dated December 10, 2002. (Incorporated by reference from our Quarterly Report on Form
10-Q for the fiscal quarter ended January 31, 2003).†
10.15	Employment agreement executed by the Registrant and Glenn Williams, dated March 1, 2001. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2003).†
10.16	Memorandum amending Employment Agreement executed by the Registrant and Glenn Williams, dated December 20, 2002. (Incorporated by reference from our Quarterly Report on Form
10-Q for the fiscal quarter ended January 31, 2003).†
10.17	Amended and Restated Settlement Agreement, dated May 7, 2003, between Net2Phone, Inc. and Deutsche Bank AG London. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).
10.18	Continuing Letter of Credit Agreement, dated May 5, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).
10.19	Security Agreement, dated May 7, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).
10.20	Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and NetSpeak. (Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001).
10.21	Employment Agreement by and between the Registrant and Arthur Dubroff, dated as of November 20, 2002. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.)
10.22	Employment Agreement by and between the Registrant and Norman Klugman, dated January 1, 2003. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.)
10.23*	Employment Agreement, dated August 1, 2003, between Net2Phone, Inc. and Stephen M. Greenberg.†

Back to Contents

Exhibit No.	Description

10.24*	Employment Agreement, dated as of August 1, 2002, between Net2Phone, Inc. and Jonathan Reich.†
10.25*	Memorandum of understanding dated October 29, 2003, by and between IDT Corporation, Winstar Communications, LLC and the Registrant.
14.1*	Net2Phone, Inc. Code of Conduct
21.1*	Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensation plan.

(d) Financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b).

Reference is hereby made to page F-33 for Schedule II — Valuation and Qualifying Accounts.

Back to Contents

NET2PHONE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Back to Contents

The Board of Directors and Stockholders
Net2Phone, Inc.

We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. (the “Company”) as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
October 29, 2003

/s/ Ernst & Young LLP

Back to Contents

Net2Phone, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31,
(in thousands, except per share data)	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$9,350	$41,226
Restricted cash	719	19,904
Marketable securities	60,554	25,771
Trade accounts receivable, net of allowance for doubtful accounts of $581 (2003) and $507 (2002)	2,267	2,866
Notes receivable from employees	910	855
Due from IDT	—	682
Assets held for sale	320	4,096
Prepaid expenses and other current assets	9,395	12,824

Total current assets	83,515	108,224
Property and equipment, net	24,172	28,779
Restricted cash — long term	23,488	3,086
Marketable securities — long term	—	18,704
Notes receivable from employees — long term	4,990	6,924
Deferred compensation	3,763	11,709
Other assets	4,718	5,979

Total assets	$144,646	$183,405

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,502	$7,727
Accrued expenses	15,438	27,266
Capital lease obligations	3,079	3,003
Due to IDT	1,057	—
Deferred revenue	7,090	8,195
Current portion of long-term obligations	437	7,626

Total current liabilities	29,603	53,817
Other liabilities	1,825	1,973
Capital lease obligations-long term	708	2,670
Long-term obligations	16,170	—

Total liabilities	48,306	58,460
Minority interests	20,011	69,279
Redeemable common stock, $.01 par value; 0 and 294 shares outstanding	—	9,753
Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 34,632 and 33,871 shares issued	346	339
Class A stock, $.01 par value, 37,924 shares authorized; 28,921 and 28,995 shares issued and outstanding	289	290
Additional paid-in capital	874,077	862,767
Accumulated deficit	(760,486)	(773,266)
Accumulated other comprehensive income	226	240
Deferred compensation	(456)	(1,210)
Loans to stockholders	(1,394)	(2,040)
Treasury stock, at cost; 3,476 and 3,751 shares	(36,273)	(41,207)

Total stockholders’ equity	76,329	45,913

Total liabilities and stockholders’ equity	$144,646	$183,405

See accompanying notes.

Back to Contents

Net2Phone, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
(in thousands, except per share data)	2003	2002	2001

Revenue	$91,750	$137,855	$150,199
Costs and expenses:
Direct cost of revenue (exclusive of items shown below):	52,820	78,502	108,411
Selling, general and administrative	53,728	116,570	168,003
Depreciation and amortization	11,037	23,980	23,349
Restructuring, severance, impairment and other items	7,363	141,619	70,101
Settlement of Cisco litigation	(58,034)	1,572	—
Acquired in-process research and development	—	13,850	—
Non-cash compensation	15,304	19,556	20,545

Total costs and expenses	82,218	395,649	390,409

Income (loss) from operations	9,532	(257,794)	(240,210)
Interest income, net	2,021	4,162	18,531
Income (loss) on equity investments and other expense, net	696	(7,887)	(146,973)

Income (loss) before minority interests	12,249	(261,519)	(368,652)
Minority interests	4,546	15,591	2,676

Net income (loss)	16,795	(245,928)	(365,976)
Redeemable common stock accretion	—	(133)	(532)

Net income (loss) available to common stockholders	$16,795	$(246,061)	$(366,508)

Net income (loss) per common share — basic and diluted	$0.28	$(4.21)	$(6.25)

Weighted average number of common shares used in the calculation of basic net income (loss) per common share—basic	59,700	58,442	58,665

Weighted average number of common shares used in the calculation of net income (loss) per common share — diluted	60,101	58,442	58,665

See accompanying notes.

Back to Contents

Net2Phone, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2001, 2002, 2003

	Common Stock		Class A Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred	Loans to	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)/Profit	Income (Loss)	Compensation	Stockholders	Shares	Amount	Equity (Deficit)

Balance at July 31, 2000	21,605	$216	33,917	$339	$555,364	$(148,789)	$(41,758)	$(30,246)	$(3,240)	—	$—	$331,886
Net loss for the year ended July 31, 2001	—	—	—	—	—	(365,976)	—	—	—	—	—	(365,976)
Foreign currency translation	—	—	—	—	—	—	461	—	—	—	—	461
Unrealized equity securities loss, net	—	—	—	—	—	—	41,446	—	—	—	—	41,446

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(324,069)
Issuance of Common Stock to AT&T	—	—	4,000	40	295,944	—	—	—	—	—	—	295,984
Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	4,362	(56,913)	(56,913)
Conversion of Class A stock to common stock	5,601	56	(5,601)	(56)	—	—	—	—	—	—	—	—
Exercise of stock options	1,790	18	—	—	7,180	—	—	—	(515)	—	—	6,683
Repayment of loans to stockholders	—	—	—	—	—	—	—	—	242	—	—	242
Release of escrow shares	150	2	—	—	—	—	—	—	—	—	—	2
Accretion of redeemable common stock	—	—	—	—	(532)	—	—	—	—	—	—	(532)
Amortization of deferred compensation	—	—	—	—	—	—	—	16,014	—	—	—	16,014

Balance at July 31, 2001	29,146	$292	32,316	$323	$857,956	$(514,765)	$149	$(14,232)	$(3,513)	4,362	$(56,913)	$269,297
Net loss for the year ended July 31, 2002	—	—	—	—	—	(245,928)	—	—	—	—	—	(245,928)
Unrealized equity securities loss, net							360					360
Foreign currency translation	—	—	—	—	—	—	(269)	—	—	—	—	(269)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(245,837)
Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	120	(510)	(510)
Treasury share donation for charitable contribution	—	—	—	—	—	(8,718)	—	—	—	(600)	11,670	2,952
Issuance of shares to IDT from Treasury Stock	—	—	—	—	—	(3,599)	—	—	—	(274)	5,022	1,423
Conversion of Class A stock to common stock	3,321	33	(3,321)	(33)	—	—	—	—	—	—	—	—
Exercise of stock options	1,404	14	—	—	560	—	—	—	—	—	—	574
Repricing of stock options	—	—	—	—	4,300	—	—	869	—	—	—	5,169
Recission of exercised stock options	—	—	—	—	217	—	—	—	—	143	(476)	(259)
Accretion of redeemable common stock	—	—	—	—	(266)	—	—	—	—	—	—	(266)
Amortization of deferred compensation	—	—	—	—	—	—	—	11,897	—	—	—	11,897
Loan forgiveness	—	—	—	—	—	—	—	—	1,473	—	—	1,473
Other	—	—	—	—	—	(256)	—	256	—	—	—	—

Balance at July 31, 2002	33,871	$339	28,995	$290	$862,767	$(773,266)	$240	$(1,210)	$(2,040)	3,751	$(41,207)	$45,913
Net income for the year ended July 31, 2003	—	—	—	—	—	16,795	—	—	—	—	—	16,795
Foreign currency translation	—	—	—	—	—	—	(59)	—	—	—	—	(59)
Unrealized equity securities loss, net	—	—	—	—	—	—	45	—	—	—	—	45

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	16,781
Treasury share funding of 401K Plan	—	—	—	—	—	(4,015)	—	—	—	(275)	4,934	919
Conversion of Class A stock to common stock	74	1	(74)	(1)	—	—	—	—	—	—	—	—
Conversion of Redeemable common to common stock	294	3	—	—	(3)	—	—	—	—	—	—	—
Transfer of IDT Minority Interest in ADIR to N2P	—	—	—	—	5,068	—	—	—	—	—	—	5,068
Exercise of stock options	393	3	—	—	985	—	—	—	(63)	—	—	925
Issuance of Restricted Shares grant to executive	—	—	—	—	394	—	—	—	—	—	—	394
Repayment of loans to stockholders	—	—	—	—	—	—	—	—	98	—	—	98
Loan forgiveness									611			611
Forfeiture of stock options	—	—	—	—	(104)	—	—	104	—	—	—	—
Repricing of stock options	—	—	—	—	4,970	—	—	(4,970)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	5,620	—	—	—	5,620

Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329

See accompanying notes.

Back to Contents

Net2Phone, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31,

	2003	2002	2001

	(in thousands)
Operating activities:
Net income (loss)	$16,795	$(245,928)	$(365,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,037	23,980	23,349
Non-cash compensation expense	15,304	19,556	20,545
Loss on sale of assets	348	1,921	—
Write-down of investments	—	7,251	116,778
Write-off of acquired in-process research and development	—	13,850	—
Restructuring, severance, impairment and other non-cash items	7,703	144,178	78,527
Loss on sale of business	—	1,786	—
Non-cash litigation settlement	(38,929)	—	—
Issuance of common stock to charitable foundation .	—	2,952	—
Gain on derivative instrument	—	—	(5,235)
Minority interests	(4,546)	(15,591)	(2,676)
Changes in assets and liabilities:
Accounts receivable	(188)	4,252	(2,643)
Other assets	1,358	(2,880)	9,348
Accounts payable and accrued expenses	(16,587)	(30,226)	4,844
Deferred revenue	(1,022)	(177)	2,505
Net advances from (repayments to) IDT Corporation	1,595	(15,559)	5,518

Net cash used in operating activities	(7,132)	(90,635)	(115,116)

Investing activities:
Purchases of property and equipment	(7,068)	(17,852)	(72,905)
Proceeds from derivative instrument	—	—	25,222
Purchases of marketable securities	(78,388)	(74,965)	(142,200)
Payments of long-term obligations	—	—	(2,094)
Payments of acquisition related obligations	—	(13,889)	—
Proceeds from the sale of marketable securities	62,358	89,421	180,244
Acquisitions, net of cash acquired	—	(27,764)	(6,474)
Issuance of notes receivable	—	(3,912)	(7,316)
Investments	—	—	(14,170)
Other	501	(146)	—

Net cash used in investing activities	(22,597)	(49,107)	(39,693)

Financing activities:
Proceeds from the sale of common stock	—	—	295,984
Proceeds from the issuance of subsidiary preferred stock	—	13,999	48,159
Payments of capital lease obligations	(1,759)	(1,938)	—
Proceeds from exercise of stock options	1,055	572	6,684
Purchases of redeemable common stock	—	(3,306)	(2,110)
Repurchase of common stock	—	(510)	(56,913)
Other	(1,443)	(821)	(22,063)

Net cash (used in) provided by financing activities	(2,147)	7,996	269,741

Effect of exchange rate on cash	—	—	166

Net (decrease) increase in cash and cash equivalents	(31,876)	(131,746)	115,098
Cash and cash equivalents at beginning of period	41,226	172,972	57,874

Cash and cash equivalents at end of period	$9,350	$41,226	$172,972

Supplemental disclosure of cash flow information:
Cash payments made for interest	$170	$450	$—

Cash payments made for income taxes	—	—	—

Liabilities incurred to acquired fixed assets	$—	$6,969	$—

See accompanying notes.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

1. Description of Business and Basis of Presentation

The accompanying consolidated financial statements reflect the historical financial information of Net2Phone, Inc. and its subsidiaries. Our company was incorporated in October 1997, to operate and develop our Internet telephony business. Prior to such time, our business was conducted as a division of IDT Corporation (“IDT”).

In October 2001, IDT, Liberty Media Corporation and AT&T formed NTOP Holdings, L.L.C., a limited liability company, which through a series of transactions among AT&T, IDT and Liberty Media, is now held by IDT and Liberty Media, and holds an aggregate of 28.9 million shares of our Class A common stock. This represents approximately 47.9 percent of our outstanding capital stock, and approximately 64.7 percent of our stockholder vote. IDT controls the right to vote the shares of our Class A common stock held by the LLC in most matters, and is the managing member of the LLC.

We announced on June 9, 2003 a planned change in our corporate structure. This plan was approved by our board of directors and has now been implemented. We have created two wholly-owned operating subsidiaries, Net2Phone Global Services, LLC, and Net2Phone Cable Telephony, LLC. Net2Phone Global Services is comprised of three divisions: (1) the International Communication Services division, or ICS, dedicated to selling all Net2Phone Global Services products and services to consumers and small businesses in conjunction with local partners around the world; (2) the Consumer Division, including Net2Phone’s direct-to-consumer calling cards and PC-to-phone services; and (3) the Global Carrier Services group, which is focused on selling excess capacity on our VoIP network to other carriers. Net2Phone Cable Telephony offers cable operators a fully outsourced telephony platform to deliver residential phone services to their subscribers. Substantially all of our revenues have been and are currently derived from Net2Phone Global Services.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all companies in which we have a controlling voting interest (“subsidiaries”), as if we and our subsidiaries were a single company. Significant intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

The effect of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investments to unaffiliated parties are included in our results of operations.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Reclassifications

The July 31, 2002 balance sheet reflects reclassifications of amounts that were previously reported within stockholders’ equity to minority interest and non-current assets. As a result of these reclassifications, total assets increased by $11.7 million, minority interest increased by $22.4 million, and stockholders’ equity decreased by $10.7 million (see Note 5). Certain other prior year amounts have been reclassified to conform to the current year presentation.

     Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The weighted average number of common shares outstanding for computing dilutive earnings per share for the year ended July 31, 2003, includes 401,000 shares for the assumed conversion of dilutive stock options. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of earnings per share if their effect would be antidilutive. Stock options of 9.9 million, 10.6 million and 12.1 million shares for the years ended July 31, 2003, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share, as their effect was anti-dilutive.

     Foreign currency translation

The financial statements of our foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement (“SFAS”) No. 52, “Foreign Currency Translation.” Statement of operations amounts have been translated using the average exchange rates for the respective years. Monetary assets and liabilities are translated at end-of-period exchange rates. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency translation gains and losses are included in the results of operations as incurred.

     Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. A portion of our cash is restricted, as these balances are required to collateralize our outstanding letters of credit.

     Inventory

Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis. For fiscal years 2003, 2002 and 2001, direct cost of revenue includes inventory write-downs of $0.1 million, $2.8 million and $3.0 million, respectively, that relate to inventory identified as obsolete or slow-moving. This inventory has been written down to its net realizable value.

     Property and Equipment

Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to fifteen years.

Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.

     Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. As we have completed our software development concurrently with the establishment of technological feasibility, we have not capitalized these costs. Software development costs are our only research and development expenditures. For the years ended July 31, 2003, 2002, and 2001, included in selling, general administrative costs are research and development costs totaling approximately $5.4 million, $11.2 million, and $10.4 million, respectively.

     Capitalized Internal Use Software Costs

We capitalize certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. For the years ended July 31, 2003, 2002 and 2001, we have capitalized approximately $4.5 million, $7.3 million, and $17.7 million, respectively, of internal use software costs as computer software.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Revenue Recognition

Internet telephony service revenue, including pre-paid calling card revenue, is recognized as service is provided, that is, as minutes are used and service charges are levied.

Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided. We also recognize revenue from pre-payments for services after we conduct evaluations of outstanding, remaining pre-payment balances and determine, based on historical data, that such balances are not likely to be utilized

The sale of equipment with software necessary to provide our services is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

     Direct Cost of Revenue

Direct cost of revenue consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization.

     Advertising Costs

We expense the costs of advertising as incurred. For fiscal 2003, 2002 and 2001, advertising expense totaled approximately $1.8 million, $3.7 million and $55.1 million, respectively. In fiscal 2001, we incurred approximately $45.9 million to terminate advertising arrangements. Of this amount, $31.4 million was included in selling, general and administrative and $14.5 million was included in restructuring, severance, impairment and other items in the accompanying statement of operations.

     Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Due to our accumulated losses, we fully offset net deferred tax assets against a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $219.4 million expiring in years through 2022. These net operating loss carryforwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

     Stock Based Compensation

We account for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 with respect to stock options issued to our employees, during the third quarter of fiscal 2003. The adoption of SFAS No. 148 did not have an impact on our results of operations or financial position as we have not changed our method of accounting for stock-based compensation.

Pro forma information regarding net income (loss) per share has been determined as if we had accounted for employee stock options under the fair value method. The weighted average fair value of options granted was $4.97, $3.98, and $13.63 per share for the years ended July 31, 2003, 2002, and 2001, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

Assumptions	July 31, 2003	July 31, 2002	July 31, 2001

Average risk-free interest rate	2.88%	4.29%	5.71%
Dividend yield	—	—	—
Volatility factor of the expected market price of our common stock	110%	108%	120%
Average life	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock Options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year ended July 31,
	2003	2002	2001

	(in thousands, except per share data)
Net income (loss), as reported	$16,795	$(246,061)	$(366,508)
Add: Stock option-related employee compensation expense included in reported net income (loss)	6,255	13,698	16,645
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	(16,949)	(65,157)	(44,067)

Pro forma net income (loss)	$6,101	$(297,520)	$(393,930)

Basic and diluted income (loss) per share, as reported	$0.28	$(4.21)	$(6.25)

Basic and diluted income (loss) per share, Pro forma	$0.10	$(5.09)	$(6.71)

     Current Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade receivables. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

     Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. We will adopt FIN 46 as of January 31, 2004. The adoption of FIN 46 will not have a material impact on our consolidated financial statements.

3. Settlement of Cisco Litigation

In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carryforwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

4. Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,

	2003	2002	2001

	(in thousands)
Workforce reductions	$4,116	$13,882	$469
Exit and other costs	3,970	15,404	16,120
Separation agreements of former CEO, CFO & COO	2,877	12,623	—
Impairment charges	1,550	99,710	53,512
Loss on assets held for sale	265	—	—
Reserve adjustments	(5,415)	—	—

Total	$7,363	$141,619	$70,101

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

Workforce Reductions

On October 24, 2002, we announced that we were reducing our staff by approximately 20 percent, or 55 employees. This staff reduction was primarily focused on consolidating our development and support organizations and scaling back development activities that were not critical to revenue generating business lines. We had an additional workforce reduction of 8 employees in the fourth quarter of fiscal 2003. Of the $4.1 million of severance related charges incurred in fiscal 2003, approximately $4.0 million was the result of these two staff reduction initiatives.

In November 2001, we announced plans to restructure our operations, which included the elimination of various lines of development business related to voice hosting products and specific enterprise products, relocation of certain facilities, and a reduction in workforce of approximately 270 employees. As a result of this restructuring, there was a charge of $6.2 million recorded in fiscal 2002 related to the workforce reduction. All 270 employees were terminated in November 2001 when the plan was announced.

In February 2002, ADIR announced a reduction in workforce of approximately 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR’s formation. ADIR recorded a charge of approximately $1.3 million in fiscal 2002 related to the terminated employees.

Also in February 2002, we announced plans to reduce our workforce by approximately 85 employees or 28 percent. We underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, we significantly reduced our workforce and scaled back certain unprofitable businesses, including our disposable calling card business and wholesale termination business. By reducing our workforce and eliminating some associated allocated costs, we were able to retain the profitable calling cards and terminating routes. We recorded a severance charge of approximately $3.5 million in fiscal 2002 relating to the workforce reduction.

In April 2002, we communicated plans to further reduce our workforce by 20 employees. We scaled back our technical development team, which had been working on projects related to the restructured businesses. We recorded severance of approximately $0.9 million in fiscal 2002 related to this additional workforce reduction.

As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce by 30 employees in May 2002, which resulted in severance charges of $2.0 million in fiscal 2002.

Exit and Other Costs

During fiscal 2003, we incurred exit and other costs of approximately $4.0 million. These included $1.9 million for the write off of fixed assets that we were unable deploy in our network; $1.6 million relating to lease termination costs on various leases, including ADIR’s Boca Raton lease, which was ultimately terminated on May 8, 2003; and $0.5 million relating to the sale of our web-based banner advertising business in fiscal 2002.

As a result of the fiscal 2002 restructurings, we eliminated various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the reduction of operations at various Net2Phone and ADIR locations. As a result, we and ADIR incurred lease related exit costs, which totaled approximately $6.3 million. Also in fiscal 2002, we exited our web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, we incurred a $1.8 million loss and we retained a 10 percent equity interest in the entity formed to acquire the

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

business. Partially offsetting these fiscal 2002 exit costs was a favorable mark-to-market adjustment relating to the Aplio settlement obligations (see Note 6).

During fiscal 2001, the Company wrote off certain advertising and other agreements resulting in aggregate charges of approximately $16.1 million.

Separation Agreements of Former CEO, CFO & COO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowings from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of his consulting period and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $9.5 million in fiscal 2002. The charge primarily consists of $3.9 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million. During fiscal 2003, an additional $1.9 million was recorded relating to Mr. Balter’s separation agreement. There will be future charges of approximately $0.2 million relating to this separation agreement.

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options repriced at this time, 232,000 were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive these borrowings in four equal installments upon the completion of each of the four years of his consulting arrangement. We recorded charges of $2.7 million for fiscal 2002 and $0.6 million for fiscal 2003, and will record future charges of $1.2 million, relating to Mr. Slasky’s separation agreements. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us in exchange for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on the date of transfer. Under certain circumstances, Net2Phone is required to guarantee to IDT that the Net2Phone shares still owned by it on January 31, 2007 will have a market value of at least $5.20 per share on that date. During fiscal 2002, we recorded a charge of $0.4 million relating to this guarantee based on the decrease in value of our common stock. This $0.4 million charge was reversed during fiscal 2003, based on an increase in our stock price above the $5.20 per share guaranteed value.

In April 2003, Norman Klugman, our Chief Operating Officer, announced his intention to resign and terminated his employment with us in July 2003. During fiscal 2003, we recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

Impairment Charges

During fiscal year 2003, we recognized $0.9 million of net impairment charges related to the elimination of various equipment and network build-outs, $0.4 million of impairment charges to capitalized software related to the de-emphasis of our carrier services business and $0.2 million of charges relating to the write-off of acquired software and equipment due to vendor bankruptcies.

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

Additionally, during the third quarter of fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.6 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

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

In the third quarter of fiscal 2001, we restructured the operations of our Aplio subsidiary. In connection with this decision, we wrote-off substantially all of Aplio’s intangible and fixed assets as their values would not be recoverable, resulting in a charge of approximately $39.7 million. Separately, unrelated to Aplio, we determined that we would no longer receive any future benefits on certain assets, primarily capitalized software and a trademark. Therefore, we wrote-off these assets and incurred impairment charges of approximately $13.8 million.

Loss on Assets Held For Sale

We purchased equipment early in fiscal 2002 that we expected would eventually be deployed in our network. However, during fiscal 2003, we determined that we will not deploy this equipment and have, therefore, engaged in a plan to sell these assets in the secondary equipment market. Upon the determination that we would sell these assets, we reviewed their carrying value and determined that a write down to their net realizable value was required. Accordingly, we took a charge of approximately $0.3 million during fourth quarter 2003 that reflected this write down. We expect to sell the remaining $0.3 million of these assets during fiscal 2004.

Reserve Adjustments

During fiscal 2003, we recorded reserve adjustments of $(5.4) million. During the first quarter of fiscal 2003, we reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, we reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of fiscal 2003, we reversed $1.9 million in reserves based on final contract settlement with one of our media partners. Additionally, we reversed $0.9 million in reserves related the termination of ADIR’s Boca Raton office lease.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

The following table summarizes the remaining reserve balances related to restructuring, severance, and exit costs:

	Balance @ July 31, 2002	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance @ July 31, 2003

	(in thousands)
Workforce Reductions
Net2Phone Global Services	$437	$2,930	$(2,208)	$(57)	$(491)	$611
Corporate and Other	1,650	1,186	(2,799)	—	—	37

Total	2,087	4,116	(5,007)	(57)	(491)	648

Exit and Other Costs
Net2Phone Global Services	7,677	1,886	(1,139)	(1,227)	(4,038)	3,159
Corporate and Other	4,447	2,084	(3,453)	(2,007)	(886)	185

Total	12,124	3,970	(4,592)	(3,234)	(4,924)	3,344

Separation Agreements of Former CEO, CFO & COO
Net2Phone Global Services	—	—	—	—	—	—
Corporate and Other	389	2,877	(29)	(2,445)	—	792

Total	389	2,877	(29)	(2,445)	—	792

Impairment Charges
Net2Phone Global Services	—	1,550	—	(1,550)	—	—
Corporate and Other	—	—	—	—	—	—

Total	—	1,550	—	(1,550)	—	—

Loss on Assets Held for Sale
Net2Phone Global Services	—	265	—	(265)	—	—
Corporate and Other	—	—	—	—	—	—

Total	—	265	—	(265)	—	—

Total Restructuring, Severance, Impairment, and Other Items
Net2Phone Global Services	8,114	6,631	(3,347)	(3,099)	(4,529)	3,770
Corporate and Other	6,486	6,147	(6,281)	(4,452)	(886)	1,014

Total	$14,600	$12,778	$(9,628)	$(7,551)	$(5,415)	$4,784

5. ADIR Technologies, Inc.

In the first quarter of fiscal 2001, ADIR, a subsidiary of Net2Phone, issued 74,250 shares of its Series A Preferred Stock to us in exchange for certain software and sold 13,277 of such shares to Cisco Systems, Softbank and IDT in a private placement transaction for aggregate gross proceeds of approximately $23.2 million. In addition, ADIR sold 18,525 shares of its common stock in fiscal 2001 to employees of Net2Phone and ADIR in exchange for promissory notes of approximately $3.2 million, which was below the aggregate value of such shares of $21.0 million. Accordingly, the discount of approximately $17.8 million is being amortized over the vesting period of such shares. We recorded compensation expense of $6.7 million, $4.5 million and $3.9 million in fiscal 2003, 2002 and 2001, respectively, from the amortization of this discount. The expense is recorded in non-cash compensation expense in the accompanying statements of operations.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

In the fourth quarter of fiscal 2001, ADIR raised an additional $25.0 million in exchange for 9,905 shares of its Series B preferred stock from its previous investors, Cisco Systems and Softbank, and, in the first quarter of fiscal 2002, ADIR raised an additional $21.0 million from the sale of 8,319 shares of its Series B preferred stock to Net2Phone, Cisco Systems and Softbank. With the exception of 1,750 shares of Series A preferred stock, all of the preferred shares held by Cisco and Softbank were transferred to us as part of the settlement of litigation in the first quarter of fiscal 2003.

On August 14, 2001, ADIR acquired all of the issued and outstanding capital stock of NetSpeak Corporation, or NetSpeak. Results of operations for NetSpeak have been included in the accompanying financial statements since August 14, 2001. The primary reason for the acquisition of NetSpeak was the belief that its route server and associated software would allow ADIR to offer a broader product base to its customers.

NetSpeak was a strategic partner of Cisco Systems and Cisco was an important investor in and a strategic partner of ADIR. ADIR bid against at least one other party for NetSpeak and the purchase price finally agreed to was determined based upon the assets being received and future revenue projections.

The total aggregate consideration paid for the acquisition was $48.1 million. The purchase price allocation was as follows:

(in thousands)
Current assets	$23,375
Current liabilities	(3,567)
Property, plant and equipment	2,295
Other assets	802
Development product technology	2,140
In-process research and development	13,850
Goodwill	9,189

$48,084

See Notes 3 and 4 for additional information regarding litigation with Cisco relating to ADIR and its impact on goodwill and intangible assets recorded in connection with the NetSpeak acquisition.

Purchased in-process research and development, or IPR&D, represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak.

IPR&D relates primarily to advanced telephony software products for Internet protocol, or IP, networks. The valuation of the IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. Development of the major components of the IPR&D were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research and development was suspended while ADIR reevaluated the product’s anticipated attractiveness relative to current market conditions. It was ultimately determined that the aspects of the IPR&D necessary to

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

bolster the technological development of Net2Phone Cable Telephony’s product offerings were in place and no further development related to the IPR&D would be initiated.

On July 31, 2003, we acquired 4,000 shares of ADIR’s Series A-1 preferred stock from IDT. As consideration for the shares, we assigned to IDT our rights to a $1.0 million note receivable, from a third party. We had previously written off such note receivable, but during recovery negotiations in the fourth quarter of fiscal 2003, we estimated a $0.1 million value to our claim. As a result of this transaction, we recorded a capital contribution from IDT of approximately $4.5 million, which equaled the excess of the recorded value of IDT’s minority interest in ADIR over the $0.1 million value of the note receivable. Also, during the fourth quarter of fiscal 2003, we transferred to ADIR $14.5 million of the cash we received in the first quarter of fiscal 2003 from the settlement of the Cisco litigation (see Note 3). This transfer was recorded as a capital contribution from us to ADIR since we did not receive any additional shares in ADIR. In addition, we recorded $2.4 million of minority interest expense, which represents the portion of the $14.5 million capital contribution that was allocated to the ADIR minority shareholders.

As discussed in Note 2, certain amounts that were previously reported within stockholders’ equity were reclassified to minority interest. Also, in the fourth quarter of fiscal 2003, we recorded a decrease to minority interest expense of $7.0 million, principally to reallocate prior year operating losses of ADIR between Net2Phone and the ADIR minority shareholders. This decrease in minority interest expense was partially offset by an adjustment to ADIR related deferred compensation expense of $3.6 million.

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was approximately $3.4 million. As a result, we will record other income of approximately $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million will be written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we will write-off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we are now the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we will record additional other income of approximately $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

The board of directors of ADIR and Net2Phone, as its sole shareholder, have determined to liquidate and dissolve ADIR and, to that end, have adopted a plan of liquidation and dissolution to accomplish such process within a 12-month period.

6. Aplio Acquisition

On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A (“Aplio”) a company located in France with technology that enables VoIP hardware devices to provide our services. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of our redeemable common stock which were valued at $35.50 and are redeemable at $36.947 per share, promissory notes aggregating $6.5 million, $1.4

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, we were required to pay two contingent cash payments of $2.8 million each on July 7, 2001 and July 7, 2002 and a third payment of $2.5 million on July 7, 2003. As collateral for the first two contingent payments, the company placed 150,329 shares of its common stock in escrow. Certain of the selling shareholders also were given the right to require us to repurchase their shares on various dates prior to January 31, 2002.

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

In the third quarter of fiscal 2001, we discontinued Aplio’s operations.

As of June 7, 2001, we entered into a Settlement Agreement with certain former Aplio shareholders pursuant to which we redeemed 116,549 shares for a total of $4.3 million, of which $1.0 million was paid before July 31, 2001, and the balance was paid in August 2001. On April 30, 2003, we had the option of redeeming the remaining 294,046 shares of the Company’s stock owned by these same shareholders for $10.9 million or simply paying the excess, if any, of $36.947 per share over the market value of the shares at that time. In exchange, these shareholders waived their rights to receive $2.0 million held back by us at the closing to secure certain indemnification obligations. As a result, we recorded $9.8 million of redeemable stock as of July 31, 2002 based on the excess of $36.947 over the value of 294,046 shares of our common stock on such date.

As of July 31, 2001, we entered into Settlement Agreements with three other former shareholders of Aplio pursuant to which we agreed to pay to such shareholders the aggregate sum of $6.6 million in two installments on August 31, 2001 and January 8, 2002. In addition, we agreed to pay such shareholders on April 30, 2003 the aggregate sum of $8.3 million, reduced by the market value at that time of the 291,279 shares (including the 150,329 shares released to such shareholders from escrow) of our stock owned by such shareholders. In exchange, these shareholders waived their rights to receive $1.0 million held back by the Company at the closing to secure certain indemnification obligations. As a result, we had recorded a liability of $7.6 million as of July 31, 2002 based on the excess of $8.3 million over the value of 291,279 shares of the Company’s common stock on such date.

Pursuant to these agreements, we were required to pay the shareholders $19.2 million, less the then current value of the 585,325 shares, on April 30, 2003. On May 7, 2003, as the result of several simultaneous transactions, our payment obligations with respect to the shares were extended to May 1, 2006. The former Aplio shareholders transferred their 585,325 Company shares and assigned their rights under the 2001 settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, we and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by us of annual interest of 3.5 percent on the unpaid balance during the period.

Under the amended and restated settlement agreements, on May 1, 2006, we are required to purchase from Deutsche Bank the 585,325 shares for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank, on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, only the excess of

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

$19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, we recorded a long term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2003, the obligation was $16.2 million. We will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in income (loss) on equity investments and other expense.

Our payment obligations are secured by standby letters of credit from a US commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. The restricted money market account funds are classified as restricted cash-long term on our balance sheet.

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

The following is a summary of the marketable securities at July 31, 2003:

(in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency Obligations	$60,145	$382	$(337)	$60,190
Commercial paper	364	—	—	364

Total	$60,509	$382	$(337)	$60,554

The following is a summary of the marketable securities at July 31, 2002:

(in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency Obligations	$42,429	$135	$(1)	$42,563
Commercial paper	2,046	11	(2)	2,055

Total	$44,475	$146	$(3)	$44,618

In March 2000, we acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Company’s common stock at a then equivalent market value of approximately $150.0 million. During fiscal 2001, we recorded a $136.0 million loss relating to an other than temporary decline in the market value of our Yahoo! shares, resulting in a new cost basis. In the second quarter of fiscal 2002, all 806,452 shares were sold for gross proceeds of approximately $14.8 million, resulting in a gain of approximately $0.6 million that is recorded in Income (loss) on equity investments and other expense, net on the accompanying statements of operations.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

8. Property and Equipment

Property and equipment consists of the following:

	July 31,
(in thousands)	2003	2002

Equipment	$20,354	$19,580
Computer software	14,398	10,405
Furniture and fixtures	1,785	1,611

	36,537	31,596
Accumulated depreciation	(12,365)	(2,817)

Property and equipment, net	$24,172	$28,779

Fixed assets under capital leases aggregated $1.9 million at July 31, 2003 and at July 31, 2002. The accumulated amortization related to these assets under capital leases was $0.6 million and $0.1 million at July 31, 2003 and 2002, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation and amortization of fixed assets for the years ended July 31, 2003, 2002 and 2001 was approximately $10.6 million, $22.5 million, and $17.1 million, respectively.

See Note 4 for information regarding impairment charges recorded relating to property and equipment.

9. Investments

In February 2000, we acquired 1,696,667 shares of WebDialogs Series D Convertible Preferred stock at $5.893 per share. WebDialogs is an e-commerce enabler that focuses on collaborative browsing applications. During the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than-temporary decline in value of its investment, resulting in a charge to other expense of approximately $10.0 million.

In April 2000, we acquired 38,352 shares of Webley Systems, Inc. Series B Preferred stock at $195.56 per share. Webley is a unified communications and messaging provider. During the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than- temporary decline in value of its investment, resulting in a charge to other expense of approximately $7.6 million.

In December 2000, we acquired 2,859,569 shares at $1.3988 and 1,573,096 shares at $1.907 of Alonet S.A. (“Alonet”) common stock and converted loans of $4 million into common stock of Alonet. During the third quarter of fiscal 2001, Alonet ceased operations and we wrote-off the investment, resulting in a loss of $10.3 million.

During the fourth quarter of fiscal 2001, we recorded a loss relating to an other-than-temporary decline in value for several other of its cost method investments, resulting in a charge to other expense of approximately $4.3 million.

As a result of restructuring our operations and eliminating various lines of development announced in the third quarter of fiscal 2002, we wrote-off the value of several of our cost method investments which were no longer deemed to be strategic to our business. In addition, an other-than-temporary impairment charge was recorded with respect to one of our cost method investments that we continue to believe is strategic to our business. The charge was recorded to reduce the carrying value of the investment to fair value determined based on a recent third-party financing completed by the investee. These charges totaled $6.9 million and are reflected in Income (loss) on equity investments and other expense, net in the statements of operations.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

We have invested in minority holdings of several other technology companies. Such investments are recorded at cost and amounted to approximately $1.5 million at July 31, 2003 and at July 31, 2002.

10. Goodwill and Other Intangible Assets

Effective August 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142. SFAS No. 141, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be tested for impairment at least annually. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Upon adopting SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined them to be appropriate. The adoption of SFAS No. 142 on August 1, 2001 did not have any impact on the Company.

The following tables present the pro forma impact of SFAS No. 142 on reported net loss available to common shareholders and loss per common share had the standard been in effect for the years ended July 31, 2003, 2002 and 2001:

	Years ended July 31,
	(in thousands, except per share data)

	2003	2002	2001

Reported net income (loss) available to common shareholders	$16,795	$(246,061)	$(366,508)
Goodwill amortization	—	—	1,978

Pro forma net income (loss) available to common shareholders	$16,795	$(246,061)	$(364,530)

	Years ended July 31,
	(in thousands, except per share data)
	2003	2002	2001

Basic and diluted income(loss) per common share	$0.28	$(4.21)	$(6.25)
Goodwill amortization	—	—	0.03

Pro forma income(loss) per common share —basic and diluted	$0.28	$(4.21)	$(6.22)

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

There were no changes in the carrying amount of goodwill, which is attributable to our Net2Phone Global Services segment, net of accumulated amortization for the year ended July 31, 2003. Changes for the year ended July 31, 2002 are as follows:

(in thousands)	Goodwill, net

Balance at August 1, 2001	$1,925
Goodwill acquired during the year	11,543
Impairment loss	(11,543)
Goodwill of business disposed	(216)

Balance at July 31, 2002	$1,709

The major components and average useful lives of our other acquired intangible assets follows:

		July 31, 2003			July 31, 2002

($ in thousands)	Amortization Period (mos.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology	35	$160	$(69)	$91	$160	$(14)	$146
Trademark	36	1,380	(523)	857	1,289	(226)	1,063
Non-compete covenants	24-30	800	(588)	212	800	(247)	553

		$2,340	$(1,180)	$1,160	$2,249	$(487)	$1,762

Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Intangible assets amortization expense for the years ended July 31, 2003, 2002, and 2001 was $0.7 million, $1.5 million, and $4.0 million, respectively. Intangible assets amortization expense is estimated to be $0.5 million in fiscal 2004, $0.3 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007, and $0 in fiscal 2008.

During the first quarter of fiscal 2002, we recorded goodwill of $9.2 million and developed product technology of $2.1 million related to the NetSpeak acquisition in August 2001 (see notes 4 and 5).

During the second quarter of fiscal 2002, we recorded goodwill of approximately $2.3 million relating to shares of ADIR repurchased from our Chief Executive Officer and Chief Financial Officer in connection with their separation agreements as discussed in more detail in Note 4.

11. Financial Instruments

The carrying value of our financial instruments which include our investments (see Note 9), marketable securities (see Note 7), and long-term obligations (see Note 6), approximates fair value. It was not practicable to estimate the fair value of certain of our equity investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The balance of these investments at July 31, 2003 and 2002 is $1.5 million. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. The fair value of our long-term obligation was estimated using a discounted cash flow analysis, based on current market interest rates.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

12. Leasing Arrangements

We lease certain facilities and equipment for use in our operations under both capital and operating leases.

The aggregate minimum rental commitments under non-cancelable leases for the periods shown at July 31, 2003, are as follows:

Fiscal Years Ending July 31,	Capital Leases	Operating Leases

	(in thousands)
2004	$3,175	$3,652
2005	710	3,179
2006		2,673
2007		2,488
2008		2,127
Thereafter		2,618

Total minimum rental commitments	3,885	$16,737

Less amounts due for interest	(98)
Less current portion	(3,079)

Capital lease obligations — long-term portion	$708

Rent expense for the years ended July 31, 2003, 2002 and 2001 was $3.4 million, $8.2 million, and $5.3 million, respectively.

As of July 31, 2003, the aggregate minimum sublease rentals to be received in the future for operating subleases is approximately $0.2 million.

During the first quarter of fiscal 2002, we entered into a sale-leaseback transaction, whereby we sold network assets with a net book value of $1.7 million for $2.1 million and then leased them back for the same amount. The leaseback is being accounted for as a capital lease.

13. Related Party Transactions

     IDT

In fiscal 2003, 2002 and 2001 we provided carrier services to IDT of $7.9 million, $12.5 million, and $21.9 million, respectively, and sold disposable calling cards to IDT affiliates totaling $6.4 million, $17.3 million, and $31.6 million, respectively.

In fiscal 2003, 2002 and 2001, we purchased wholesale carrier services from IDT of $9.1 million, $24.5 million, and $43.1 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In fiscal 2003, 2002, and 2001 we paid IDT $2.0 million, $4.1 million and $2.4 million, respectively, in facilities lease payments.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier telecommunication services and lease payments. On July 31, 2003, we owed IDT $1.1 million. On July 31, 2002, IDT owed us $0.7 million. The average balance we owed to IDT during the years ended July 31, 2003 and July 31, 2002, was $1.1 million and $6.8 million, respectively.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

The activity in the due to (from) IDT account was as follows:

	Years ended July 31,
(in thousands)	2003	2002	2001

Opening Balance	$(682)	$14,401	$4,883
Charges to IDT affiliate for purchases of disposable calling cards from Net2Phone	(6,399)	(17,313)	(31,620)
Charges to IDT for services provided by Net2Phone	(7,871)	(12,463)	(21,900)
Charges to Net2Phone for services provided by IDT	11,124	28,542	51,461
Expenses paid by IDT on behalf of Net2Phone requiring Net2Phone remittance	2,862	2,146	6,974
Expenses paid by Net2Phone on behalf of IDT requiring IDT reimbursement	(884)	(3,661)	—
Payments received from IDT	9,948	21,366	33,144
Payments remitted to IDT	(7,041)	(33,700)	(28,541)

Ending Balance	$1,057	$(682)	$14,401

     Agreements with Officers

Pursuant to our Chief Executive Officer’s (“CEO”) employment agreement, dated July 31, 2000, to help defray the tax expense of a grant of 50,000 shares of restricted stock, we loaned him an amount necessary to pay such taxes. We granted the CEO a loan for $600,000 in September 2000, with a term of three years and an interest rate equal to the short term applicable federal rate. Repayment would be accelerated if the CEO sold any of his 50,000 shares of restricted stock or upon the termination of his Employment Agreement. The CEO repaid this loan in full, plus interest, in the first quarter of fiscal 2004.

In April 2002, we loaned the sum of $3.6 million to our Chief Executive Officer (“CEO”). The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to the CEO and is secured by options to purchase 300,000 shares of our common stock granted to the CEO in April 2002. Under certain circumstances, the Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that the CEO not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to us all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

Due to the uncertainty surrounding the number of options the CEO will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we will record compensation expense for the $3.6 million principal amount of the note over the CEO’s three-year employment period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the employment period.

For the years ended July 31, 2003 and 2002, we recorded compensation expense of $1.2 million and $0.4 million, respectively, relating to this agreement.

Pursuant to an agreement with our General Counsel dated January 8, 2001, we have guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our General Counsel will be at least $1.6 million on January 7, 2004. To the extent the value of such options is less than $1.6 million, we will pay our General Counsel the difference in cash. As a result, we are amortizing the $1.6

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each closing date. For the years ended July 31, 2003 and 2002, we recorded $0.3 million and $0.8 million, respectively, of compensation expense in connection with this agreement.

14. Stock Compensation

On October 9, 2003, the compensation committee of our board of directors approved a compensation program that includes granting approximately $1.0 million of Net2Phone’s common stock under the 1999 Amended and Restated Stock Option and Incentive Plan to employees as a component of the fiscal 2003 bonus program. The shares will be issued on or after January 2, 2004 and have been reflected in non-cash compensation expense for fiscal 2003.

In April 1999, we adopted a stock option and incentive plan, as amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. There are currently 16,940,000 shares of common stock authorized for issuance under the plan.

The compensation committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediate to four years.

In the fourth quarter of fiscal 1999, we granted options to purchase 8,821,500 shares of common stock at exercise prices ranging from $3.33 to $15.00 per share to our employees and employees of IDT. The options generally vest over periods up to four years and expire ten years from the date of grant. In connection with the exercise of such options, we extended $3.1 million of recourse loans to employees. In order to obtain the loans, optionees agreed to the cancellation of 23,382 outstanding options.

On December 18, 2001 the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan to purchase shares of Net2Phone’s common stock, par value $0.01 per share, granted on or before December 18, 2001. There were options to purchase 6,373,863 shares of Common Stock outstanding and eligible to be repriced in this offer.

The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

For the years ended 2003, 2002 and 2001, we recorded compensation expense of $6.3 million, $13.7 million and $16.2 million, respectively, from the issuance of stock options. Of these amounts, $4.9 million, and $0.6 million, respectively, were recorded in non-cash compensation related to repriced options in fiscal 2003 and 2002, respectively. All our non-cash compensation is attributable to general and administrative expenses.

Deferred compensation at July 31, 2003 resulting from the issuance of stock options, based on Net2Phone’s stock price at July 31, 2003, $0.5 million and will be charged to expense over the vesting period during fiscal 2004.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

A summary of stock option activity under our stock option plan is as follows:

	Shares	Weighted Average Exercise Price

	(in thousands)
Outstanding at July 31, 2000	8,451	$15.77
Granted	6,157	16.19
Exercised	(1,672)	3.96
Cancelled	(704)	23.40
Forfeited	(83)	26.06

Outstanding at July 31, 2001	12,149
Granted	9,296	4.20
Exercised	(1,113)	0.51
Cancelled	(4,351)	18.06
Forfeited	(5,358)	20.04

Outstanding at July 31, 2002	10,623
Granted	1,055	3.30
Exercised	(393)	2.85
Cancelled	(533)	6.09
Forfeited	(456)	12.35

Outstanding at July 31, 2003	10,296

The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

	(in thousands)	(in years)		(in thousands)
$2.25 – 3.33	1,799	6.0	$3.24	1,603	$3.31
$3.43 – 5.08	6,792	7.2	$4.15	5,381	$4.13
$5.25 – 7.37	1,390	6.8	$6.82	1,180	$6.85
$10.69 – 15.00	159	5.4	$14.73	159	$14.73
$16.75 – 25.00	68	7.1	$22.95	48	$22.60
$35.00 – 48.50	88	6.5	$42.69	77	$42.75

	10,296			8,448

15. Stock Repurchase Program

In October 2000, the Board of Directors authorized a share buyback program through which we may repurchase up to five million shares of common stock in the open market. As of July 31, 2003, we had repurchased 4.5 million shares under this program.

16. Charitable Contributions

On December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

Foundation of MetroWest. The fair value of the shares contributed was approximately $3.0 million and is reflected as a general and administrative cost for the year ended July 31, 2002. The shares were transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares, which may not be publicly sold at this time without registration, or as otherwise permitted under applicable securities laws, are to be used as collateral to support non-interest bearing loans of $1.0 million each from Net2Phone and IDT Corporation. The $1.0 million IDT loan was made on May 24, 2002. The proceeds of the loans are to be used to provide liquidity to the Foundation for purposes of matching charitable gifts contributed by employees of Net2Phone and ADIR in accordance with a matching charitable gift program approved by the Board of Directors of Net2Phone in March 2001. Certain executives of Net2Phone are also trustees and officers of the Foundation. During the first quarter of fiscal 2004, we funded $350,000 of our loan obligation to our charitable foundation.

17. Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year ended July 31,
	2003	2002	2001

	(in thousands, except per share data)
Numerator:
Net income (loss)	$16,795	$(245,928)	$(365,976)
Redeemable common stock accretion	—	(133)	(532)

Numerator for basic and diluted income (loss) per common share-net income (loss) available for common stockholders	$16,795	$(246,061)	$(366,508)

Denominator:
Denominator for basic income(loss) per common share—weighted average shares	59,700	58,442	58,665
Effect of dilutive options	401	—	—

Denominator for diluted income (loss) per common share—weighted average shares	60,101	58,442	58,665

Basic and diluted income (loss) per share	$0.28	$(4.21)	$(6.25)

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

The following securities have been excluded from the dilutive per share computations as they are antidilutive:

	Year ended July 31,
	2003	2002	2001

	(in thousands)
Stock options	9,895	10,623	12,149

18. Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2000	$(41,806)	$48	$(41,758)
Change during period	41,446	461	41,907

Balance at July 31, 2001	(360)	509	149
Change during period	360	(269)	91

Balance at July 31, 2002	—	240	240
Change during period	45	(59)	(14)

Balance at July 31, 2003	$45	$181	$226

During the year ended July 31, 2001, a $41.4 million impairment loss was realized on available-for-sale securities.

19. 401(k) Plan

In October 1999, we established a 401(k) Plan which permits employees to make contributions to the plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees are eligible to participate in the plan after completing three months of service. Eligible employees may contribute up to 15% of their annual compensation, subject to IRS limitations. Prior to January 2002, we matched a discretionary amount of the employees’ contributions in cash. Beginning January 1, 2002, we match a discretionary amount of the employees’ contributions in our common shares. As of July 31, 2003, we have contributed 275,174 shares of common stock to the matching plan. We provided no cash contributions for the year ended July 31, 2003 and approximately $0.8 million and $1.0 million for the years ended July 31, 2002 and 2001, respectively, and bore the administrative cost of the Plan. During fiscal 2003 and 2002 we recorded $0.8 million and $0.7 million, respectively, in noncash compensation expense related to stock contributions.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

20. Income Taxes

Significant components of our deferred tax assets and liabilities consists of the following:

	July 31,
	2003	2002

	(in thousands)

Deferred tax asset:
Net operating loss carryforward	$196,995	$207,189
Compensation charge from issuance of stock options	14,033	7,988
Restructuring costs	39,018	35,582
Contribution carryover	1,336	1,325
Deferred tax liabilities
Depreciation	(14,524)	(13,436)
Other	(92)	(304)
Unrealized gain on investments	(17,334)	—

Net deferred tax asset	219,432	238,344
Valuation allowance	(219,432)	(238,344)

Total deferred tax assets	$—	$—

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $480.5 million expiring in years through 2022. These net operating loss carryforwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

	Year ended July 31,
(in thousands)	2003	2002	2001

Tax at effective rate	$5,878	$(86,712)	$(128,092)
Non-deductible expenses	5	21,916	15,127
Losses for which no benefit is provided	(5,883)	64,796	112,965

Tax Provision	$—	$—	$—

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

21. Business Segment Information

We announced on June 9, 2003, a planned change in our corporate structure. This plan was approved by the Board of Directors and has been implemented. We created two wholly-owned operating subsidiaries. We present segment reporting of the results of these subsidiaries, for the first time below, as their structures were completed in the fourth quarter of fiscal 2003.

(in thousands)	NGS	NCT	Corporate & Other	Total

	(in thousands)
2003
Revenue	$91,131	$33	$586	$91,750
Segment income (loss)	1,833	(7,202)	(7,700)	(13,069)
Depreciation and amortization	9,051	335	1,651	11,037
Capital expenditures	4,044	2,345	679	7,068
Total assets	38,995	13,445	92,206	144,646

2002
Revenue	$133,016	$35	$4,834	$137,885
Segment loss	(20,604)	(5,950)	(24,890)	(51,444)
Depreciation and amortization	17,752	111	6,117	23,980
Capital expenditures	14,418	601	2,833	17,852
Total assets	49,644	15,089	118,672	183,405

2001
Revenue	$150,199	$—	$—	$150,199
Segment loss	(74,005)	—	(14,470)	(88,475)
Depreciation and amortization	15,644	—	7,705	23,349
Capital expenditures	67,371	—	5,534	72,905
Total assets	156,535	—	278,762	425,297

One of the new subsidiaries, Net2Phone Global Services (NGS), includes our ICS and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. The second, Net2Phone Cable Telephony (NCT), includes all employees dedicated to providing cable telephony solutions to cable services operators. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management.

We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Portions of corporate expenses are allocated to the business segments based primarily on relative headcount.

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income (loss) as reported is as follows:

	Years ended July 31,
	2003	2002	2001

	(in thousands)
Segment loss, reportable segments	$(13,069)	$(51,444)	$(88,475)
Add/(Deduct):
Depreciation and amortization	(11,037)	(23,980)	(23,349)
Aplio goodwill	—	—	5,495
Inventory obsolescence expense	—	(2,772)	(3,000)
Charitable contribution	—	(3,001)	—
Write-off of online ad agreements	—	—	(40,235)
Other SG&A expense	(481)	—	—
Forgiveness of former executive loan	(1,248)	—	—
Gain on settlement of Cisco litigation	58,034	(1,572)	—
Restructuring and other charges	(7,363)	(141,619)	(70,101)
Acquired in-process R&D	—	(13,850)	—
Non-cash compensation expense	(15,304)	(19,556)	(20,545)
Interest income, net	2,021	4,162	18,531
Other income/(loss), net	696	(7,887)	(146,973)
Minority interest	4,546	15,591	2,676
Redeemable common stock accretion	—	(133)	(532)

Consolidated net income (loss) as reported	$16,795	$(246,061)	$(366,508)

22. Customer and Geographical Area

Revenue from customers outside the United States represented approximately 50 percent, 45 percent and 24 percent of total revenue during the years ended July 31, 2003, 2002 and 2001, respectively. No single geographic area outside of the United States accounted for more than 10 percent of total revenue during the years ended July 31, 2003, 2002 and 2001 except for Kuwait, which accounted for 10.4 percent of revenue during fiscal 2003. During fiscal year 2003 no one customer accounted for more than 10 percent of total revenue. During fiscal year 2002 one customer, UTA, an affiliate of IDT, accounted for 22.3 percent of total revenue, while during fiscal 2001, two customers, UTA and IDT accounted for 27.3 percent and 14.6 percent of total revenue, respectively. For fiscal years 2003, 2002, and 2001, IDT and its affiliates accounted for 18.3 percent, 31.3 percent and 41.9 percent of total revenue, respectively.

23. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On

Back to Contents

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2003

November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this appeal vigorously.

Class-Actions

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time that we did. The court to which the various cases have been assigned has extended the deadline for all defendants to respond to the complaints. We have been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, our underwriting agreement with our underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We intend to pursue our indemnification claims against the underwriters. In addition, we maintain directors and officers’ liability insurance coverage, which should substantially cover the costs of defending the various suits. However, an unfavorable decision in these matters could have a material adverse effect on our business operations, financial condition and results of operations.

24. Commitments and Contingencies

Letters of Credit.     As of July 31, 2003, we had letters of credit outstanding totaling $23.5 million, of which $0.6 million expires during fiscal 2004 and the remainder will expire in 2005 through 2009. The letters of credit primarily relate to payments we are required to make as a result of the newly executed Deutsche Bank agreement (See Note 6). We have entered into purchase commitments of approximately $0.8 million as of July 31, 2003, primarily related to our product sales. The term of commitment is less than one year for all purchase commitments.

Back to Contents

Net2Phone, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Charged to Expenses	Deductions (Note (a))	Balance at End of Period

	(in thousands)
Allowance For Uncollectible Accounts Receivable:

Fiscal 2003	$507	$272	$(198)	$581
Fiscal 2002	1,900	2,260	(3,653)	507
Fiscal 2001	$—	$3,577	$(1,677)	$1,900

(a) Amounts written off as uncollectible.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net2Phone, Inc.

By:     /s/    STEPHEN M. GREENBERG
Stephen M. Greenberg
Chief Executive Officer

Power of Attorney

Each person whose signature appears below hereby constitutes and appoints each of Stephen M. Greenberg and Arthur Dubroff the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of October, 2003.

/s/ HOWARD S. JONAS Howard S. Jonas	Chairman of the Board	Dated:October 29, 2003

/s/ STEPHEN M. GREENBERG Stephen M. Greenberg	Chief Executive Officer and Director (Principal Executive Officer)	Dated:October 29, 2003

/s/ ARTHUR DUBROFF Arthur Dubroff	Chief Financial Officer (Chief Accounting Officer)	Dated:October 29, 2003

/s/ JAMES R. MELLOR James R. Mellor	Director	Dated:October 29, 2003

/s/ JAMES A. COURTER James A. Courter	Director	Dated:October 29, 2003

/s/ STEPHEN GOLDSMITH Stephen Goldsmith	Director	Dated:October 29, 2003

/s/ ANTHONY G. WERNER Anthony G. Werner	Director	Dated:October 29, 2003

/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	Dated:October 29, 2003

/s/ HARRY C. MCPHERSON, JR. Harry C. McPherson, Jr.	Director	Dated:October 29, 2003

S-1

Back to Contents

/s/ JOYCE J. MASON Joyce Mason	Director	Dated:October 29, 2003

/s/ STEPHEN R. BROWN Stephen R. Brown	Director	Dated:October 29, 2003

/s/ JESSE P. KING Jesse P. King	Director	Dated:October 29, 2003

/s/ MICHAEL WEISS Michael Weiss	Director	Dated:October 29, 2003

Marc Oppenheimer	Director	Dated:October 29, 2003

S-2