Form 10-Q
period 2003-10-31
NET2PHONE INC
filed 2003-12-15
CIK 1086472

Click Here for Contents

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26763

NET2PHONE, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	22-3559037 (I.R.S. Employer Identification No.)

520 Broad Street, Newark, New Jersey (Address of Principal Executive Offices)	07102 (Zip Code)

(973) 438-3111 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes    No

As of December 10, 2003, the registrant had outstanding 45,504,596 shares of common stock, $.01 par value and 28,913,250 shares of Class A stock, $.01 par value.

NET2PHONE, INC.

Back to Contents

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

NET2PHONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2003	2003
	(unaudited)	(note 1)

ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$13,036	$9,350
Restricted cash – short term	452	719
Marketable securities – current	51,109	60,554
Notes receivable from employees – current	127	910
Assets held for sale	1,179	320
Other current assets	8,406	11,662

Total current assets	74,309	83,515
Property and equipment, net	22,233	24,172
Restricted cash, cash equivalents and marketable securities -long term	23,318	23,488
Notes receivable from employees – long term	1,700	4,990
Deferred compensation	—	3,763
Other assets	4,875	4,718

Total assets	$126,435	$144,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,491	$2,502
Accrued expenses	10,333	15,438
Capital lease obligations – short term	4,085	3,079
Due to IDT	609	1,057
Other current liabilities	7,180	7,527

Total current liabilities	24,698	29,603
Other liabilities	1,695	1,825
Capital lease obligations – long term	—	708
Long-term obligations	15,830	16,170

Total liabilities	42,223	48,306
Minority interests	—	20,011
Stockholders' equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable
shares; 34,923 and 34,632 shares issued	349	346
Class A stock, $.01 par value; 37,924 shares authorized;
28,913 and 28,921 shares issued	289	289
Additional paid-in capital	876,458	874,077
Accumulated deficit	(756,053)	(760,486)
Accumulated other comprehensive income	52	226
Deferred compensation	(234)	(456)
Loans to stockholders	(1,330)	(1,394)
Treasury stock, at cost; 3,420 and 3,476 shares	(35,319)	(36,273)

Total stockholders' equity	84,212	76,329

Total liabilities and stockholders’ equity	$126,435	$144,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,

	2003	2002

	(In thousands, except per share data)
Revenue	$20,405	$23,948
Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	10,948	13,942
Selling, general and administrative	12,573	13,660
Depreciation and amortization	2,488	2,480
Restructuring, severance, impairment and other items	195	5,172
Settlement of Cisco litigation	—	(58,429)
Non-cash compensation	1,841	1,656

Total costs and expenses	28,045	(21,519)

Income (loss) from operations	(7,640)	45,467
Interest income, net	215	800
Other income, net	12,523	16

Income before minority interests	5,098	46,283
Minority interests	—	159

Net income available to common stockholders	$5,098	$46,124

Net income per common share-basic & diluted	$0.08	$0.77

Weighted average of number of common shares used in the calculation of
basic net income per common share	60,250	59,516

Weighted average of number of common shares used in the calculation of
diluted net income per common share	63,160	59,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

Net2Phone, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Three months ended October 31, 2003

					Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Loans to Stockholders			Total Stockholders' Equity (Deficit)
	Common Stock		Class A Stock							Treasury Stock

	Shares	Amount	Shares	Amount						Shares	Amount

	(in thousands)
Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329
Net income for the three months ended October 31, 2003						5,098						5,098
Unrealized loss on equity securities, net							(8)					(8)
Foreign currency translation							(166)					(166)

Comprehensive income												4,924
Treasury share funding of 401K Plan						(665)				(56)	954	289
Conversion of Class A stock to common stock	8		(8)									—
Exercise of stock options	283	3			1,191							1,194
Repayment of loans to stockholders									64			64
Repricing of stock options					1,190			(1,190)				—
Amortization of deferred compensation								1,412				1,412

Balance at October 31, 2003	34,923	$349	28,913	$289	$876,458	$(756,053)	$52	$(234)	$(1,330)	3,420	$(35,319)	$84,212

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Three Months Ended October 31,

	2003	2002

Operating activities:
Net income	$5,098	$46,124
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,488	2,480
Non-cash compensation	1,841	1,656
Gain on buyout of Minority Interests	(12,182)	—
Restructuring, severance, impairment, and other non-cash items	756	5,472
Non-cash litigation settlement	—	(38,929)
Minority interests	—	159
Changes in assets and liabilities	(3,762)	(4,460)

Net cash (used in) provided by operating activities	(5,761)	12,502

Investing activities:
Purchases of property and equipment	(1,329)	(2,069)
Purchases of marketable securities	(10,763)	(1,445)
Buyout of remaining ADIR minority interests	(496)	—
Proceeds from the sale of marketable securities	20,042	1,448
Other	—	110

Net cash provided by (used in) investing activities	7,454	(1,956)

Financing activities:
Payments of capital lease obligations	(251)	(266)
Funding of loan to N2P Charitable Foundation	(350)	—
Proceeds from exercise of stock options	1,193	—
Proceeds from repayment of employee loans	664	—
Other	737	7

Net cash provided by (used in) financing activities	1,993	(259)

Net increase in cash and cash equivalents	3,686	10,287
Cash and cash equivalents at beginning of period	9,350	41,226

Cash and cash equivalents at end of period	$13,036	$51,513

Supplemental disclosure of cash flow information:
Cash payments made for interest	$81	$37

Cash payments made for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively “the Company” or “Net2Phone”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone’s Annual Report on Form 10-K for the year ended July 31, 2003.

The Company’s fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2003 refers to the Fiscal Year ended July 31, 2003).

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

We announced on June 9, 2003, a planned change in our corporate structure. This plan was approved by our Board of Directors and has now been implemented. We have created two wholly-owned operating subsidiaries, Net2Phone Global Services, LLC, and Net2Phone Cable Telephony, LLC. Net2Phone Global Services is comprised of three divisions: (1) the International Communication Services division, or ICS, dedicated to selling all Net2Phone Global Services products and services to consumers and small businesses in conjunction with local partners around the world; (2) the Consumer Division, including Net2Phone’s direct-to-consumer calling cards and PC-to-phone services; and (3) the Global Carrier Services group, which is focused on selling excess capacity on our VoIP network to other carriers. Net2Phone Cable Telephony offers cable operators a fully outsourced telephony platform to deliver residential phone services to their subscribers. Substantially all of our revenues have been and are currently derived from Net2Phone Global Services. We provided segment reporting of the results of these subsidiaries for the first time in our July 31, 2003 Annual Report, as the businesses were segregated in the fourth quarter of fiscal 2003, and we began delivering services through these two business units on August 1, 2003. See Note 11 of our Condensed Consolidated Financial Statements for segment financial results for the three months ended October 31, 2003 and 2002.

2.	Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, we apply APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock option plans and, accordingly, compensation cost is recognized for our non-qualified stock options for which the exercise price was less than the fair market value of our common stock. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods. Compensation expense is also recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value based method of SFAS No. 123, to stock-based employee compensation for the three months ended October 31, 2003 and 2002:

Back to Contents

	Three Months Ended
	October 31,

	2003	2002

	(in thousands, except per share amounts)

Net income, as reported	$5,098	$46,124
Add: Stock option-related employee compensation expense
included in reported net income	1,413	(196)
Deduct: Total stock option-related employee compensation
expense determined under fair value based method for all awards	(3,033)	(5,477)

Pro forma net income	$3,478	$40,451

Basic and diluted earnings per share, as reported	$0.08	$0.77

Basic and diluted earnings per share, Pro forma	$0.06	$0.68

3.	Earnings Per Share

The weighted average number of common shares outstanding for computing diluted earnings per share for the three months ended October 31, 2003 and 2002, includes 2.9 million shares and 0.1 million shares, respectively, for the assumed conversion of dilutive stock options. Shares issuable upon the exercise of stock options and warrants are excluded from the calculation of earnings per share if their effect would be antidilutive. Stock options of 7.3 million shares and 10.5 million shares for the three months ended October 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share.

4.	Related Party Transactions

IDT Corporation

We continue to maintain significant business relationships with IDT Corporation (“IDT”) and its affiliates, and IDT maintains a controlling ownership interest in us. In the three months ended October 31, 2003, we provided carrier services to IDT of $1.3 million and sold disposable calling cards to IDT affiliates totaling $0.2 million. In the three months ended October 31, 2003, we purchased wholesale carrier services from IDT of $1.0 million.

In the three months ended October 31, 2002, we provided carrier services to IDT of $1.1 million and sold disposable calling cards to IDT affiliates totaling $2.0 million. In the three months ended October 31, 2002, we purchased wholesale carrier services from IDT of $3.2 million.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2003, we paid IDT $0.5 million in facilities lease payments. In the three months ended October 31, 2002, we paid IDT $0.4 million in facilities lease payments. During the same period, we arranged for IDT’s treasury function to provide investment management services relating to our portfolio of marketable securities.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative functions to IDT when we believe IDT can provide resources more efficiently and cost effectively than we could obtain from third party vendors or could do ourselves. For example, IDT provides tax consulting services, investment management services and also internal audit support services. On occasion, we provide services to IDT, based on the need for such services. Fees for services are negotiated on a cost recovery basis. In the three months ended October 31, 2003 and 2002, we paid IDT approximately $0.04 million and $0.05 million, respectively, for such services.

Back to Contents

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards, and facilities lease payments. On October 31, 2003 and July 31, 2003 we owed IDT $0.6 million and $1.1 million, respectively. The average balance we owed to IDT during the three months ended October 31, 2003 was $0.4 million, compared with an average of $0.2 million owed to IDT for the three months ended October 31, 2002.

During the three months ended October 31, 2003 Net2Phone Cable Telephony billed IDT for telecommunications provisioning services totaling $0.05 million, while, in turn, incurring $0.05 million in carrier service charges from IDT relating to our cable telephony service offering for Liberty Cablevision of Puerto Rico. No similar services were provided during the three months ended October 31, 2002.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute a definitive telecommunications services agreement with IDT. The shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, a portion of the shares must be marked-to-market each quarter, resulting in a quarterly charge to earnings equal to the aggregate market value of one-fourth of the shares that will vest on the anniversary of the agreement.

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

6.	Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

	Unrealized gain		Accumulated
	(loss) on	Foreign	other
	available for	Currency	comprehensive
	sale securities	Translation	income (loss)

	(in thousands)
Balance at July 31, 2003	$45	$181	$226
Change during the period	(8)	(166)	(174)

Balance at October 31, 2003	$37	$15	$52

7.	Stock Options

Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase shares of Net2Phone’s common stock granted on or before December 18, 2001. Options to purchase 6,373,863 shares of common stock outstanding were repriced.

The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, those repriced options that are vested and unexercised must be marked-to-market each quarter. Based on Net2Phone’s stock price at October 31, 2003, the Company recorded compensation expense of $1.3 million for the three months ended October 31, 2003 related to these repriced options. For the three months ended October 31, 2002, we reversed $0.6 million of compensation expense previously recorded as non-cash compensation. As our share price increases, we will continue to incur charges over the vesting period until these options are exercised.

All of our non-cash compensation is attributable to selling, general and administrative expense.

Back to Contents

8.   Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. (“Multi-Tech”) filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this appeal vigorously.

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

9.   Settlement of Cisco Litigation

Settlement of Litigation

In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the Board of Directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carry forwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

10.   Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

Back to Contents

	Three Months Ended October 31,

	2003	2002

	(in thousands)
Separation agreements of former
CEO and CFO	$212	$1,337
Exit and other costs	166	876
Workforce reductions	55	3,649
Reserve adjustments	15	(2,133)
Impairment charges, including
recovery on assets held for sale	(253)	1,443

Total	$195	$5,172

Separation Agreements of Former CEO and CFO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter’s consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of these agreements, there were charges of approximately $0.1 million and $0.9 million during the three months ended October 31, 2003 and 2002, respectively. There will be future charges of approximately $0.1 million relating to these separation agreements, which will be incurred through the end of the third quarter of fiscal 2004.

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options outstanding at that time, 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there were charges of approximately $0.2 million during each of the three-month periods ended October 31, 2003 and 2002. There will be future charges of approximately $1.1 million relating to this separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the Net2Phone shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three months ended October 31, 2003, we recorded no mark-to-market adjustments, relating to this guarantee, as our stock price remained above the $5.20 per share guaranteed value. During the three months ended October 31, 2002, we recorded a mark-to-market adjustment of $0.2 million relating to this guarantee.

Exit and Other Costs

For the three months ended October 31, 2003 we incurred exit and other costs of $0.2 million related primarily to losses on existing office leases. For the three months ended October 31, 2002 we incurred exit charges of $0.9 million primarily related to the reduction of operations at various locations.

Back to Contents

Workforce Reductions

On October 24, 2002, we announced that we were consolidating the development and support of our products for both our core business and our broadband effort within one unit working on standards-based solutions that will service the entire organization. This consolidation reduced our staff by approximately 20%, or 63 employees. As a result of this restructuring, there was a charge of $3.6 million during the three months ended October 31, 2002 related to terminated employees.

Reserve Adjustments

During the three months ended October 31, 2002, we reversed $2.1 million of previously recognized costs as a result of successful settlement negotiations with vendors regarding cancellation charges.

Impairment Charges, Including Recovery on Assets Held For Sale

We purchased equipment early in fiscal 2002 that we expected would eventually be deployed in our network. However, we subsequently determined that we would not deploy this equipment and have, therefore, engaged in a plan to sell these assets in the secondary equipment market. Upon the determination that we would sell these assets, we reviewed their carrying value and determined that a write down to their net realizable value was required. Accordingly, we recorded a charge of approximately $0.3 million during fourth quarter 2003 that reflected this write down. During the three months ended October 31, 2003, we recovered $0.3 million of previously written off equipment. We expect to sell the remaining assets during fiscal 2004.

During the three months ended October 31, 2002 we incurred impairment charges of $1.4 million related to elimination of various equipment and network build-outs.

Reserve Summary

The following table summarizes the remaining reserve balances related to restructuring, severance, impairment and other items:

	Balance at July 31, 2003	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance at October 31, 2003

	(in thousands)
Separation Agreements of Former CEO and CFO
Net2Phone Global Services	$—	$—	$—	$—	$—	$—
Corporate and Other	793	212	(797)	(173)	—	35

Total	793	212	(797)	(173)	—	35
Exit and Other Costs
Net2Phone Global Services	3,192	166	(1,002)	52	15	2,423
Corporate and Other	152	—	—	—	—	152

Total	3,344	166	(1,002)	52	15	2,575
Workforce Reductions
Net2Phone Global Services	288	29	(121)	—	—	196
Corporate and Other	359	26	(155)	—	—	230

Total	647	55	(276)	—	—	426
Impairment Charges,
Including Recovery on Assets
Held for Sale

Back to Contents

	Balance at	Charged to		Non-Cash	Reserve	Balance at
	July 31,	Expense	Payments	Charges	Adjustments	October 31,
	2003					2003

	(in thousands)
Net2Phone Global Services	—	(253)	—	253	—	—
Corporate and Other	—	—	—	—	—	—

Total	—	(253)	—	253	—	—
Total Restructuring,
Severance, Impairment, and
Other Items

Net2Phone Global Services	3,480	(58)	(1,123)	305	15	2,619
Corporate and Other	1,304	238	(952)	(173)	—	417

Total	$4,784	$180	$(2,075)	$132	$15	$3,036

11.    Business Segment Information

We announced on June 9, 2003, a planned change in our corporate structure. This plan was approved by the Board of Directors and has been implemented. We created two wholly-owned operating subsidiaries. Net2Phone Global Services (NGS), includes our ICS and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. Net2Phone Cable Telephony (NCT), includes employees dedicated to providing cable telephony solutions to cable services operators. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management.

We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income certain non-operational, non-cash and/or non-recurring items that management excludes in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added. The following table provides operating financial information for our two reportable segments.

	NGS	NCT	Corporate	Total
			& Other

	(in thousands)
Three months ended October 31, 2003

Revenue	$20,360	$—	$45	$20,405
Segment income (loss)	1,339	(2,075)	(1,900)	(2,636)
Depreciation and amortization	1,865	194	429	2,488
Capital expenditures	787	542	—	1,329
Total assets	37,098	11,177	78,160	126,435
Three months ended October 31, 2002

Revenue	$23,702	$24	$222	$23,948
Segment income (loss)	465	(1,946)	(2,173)	(3,654)
Depreciation and amortization	2,034	74	372	2,480
Capital expenditures	1,170	456	443	2,069
Total assets	47,022	13,069	116,108	176,199

Back to Contents

Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income as reported is as follows:

	Three Months Ended
	October 31,
	2003	2002

Segment loss, reportable segments	$(2,636)	$(3,654)
Add/(Deduct):
Depreciation and amortization	(2,488)	(2,480)
Other SG&A expense	(480)	—
Gain on settlement of Cisco litigation	—	58,429
Restructuring and other charges	(195)	(5,172)
Non-cash compensation expense	(1,841)	(1,656)
Interest income, net	215	800
Other income, net	12,523	16
Minority interest	—	(159)

Consolidated net income as reported	$5,098	$46,124

12.    ADIR Technologies, Inc.

On July 31, 2003, we acquired 4,000 shares of ADIR’s Series A-1 preferred stock from IDT. As consideration for the shares, we assigned to IDT our rights to a $1.0 million note receivable, from a third party. We had previously written off such note receivable, but during recovery negotiations in the fourth quarter of fiscal 2003, we estimated a $0.1 million value to our claim. As a result of this transaction, in the fourth quarter of fiscal 2003, we recorded a capital contribution from IDT of approximately $4.5 million, which equaled the excess of the recorded value of IDT’s minority interest in ADIR over the $0.1 million value of the note receivable. Also, during the fourth quarter of fiscal 2003, we transferred to ADIR $14.5 million of the cash we received in the first quarter of fiscal 2003 from the settlement of the Cisco litigation. This transfer was recorded as a capital contribution from us to ADIR since we did not receive any additional shares in ADIR. In addition, during the fourth quarter of fiscal 2003, we recorded $2.4 million of minority interest expense, which represents the portion of the $14.5 million capital contribution that was allocated to the ADIR minority shareholders.

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was approximately $3.4 million. As a result, we recorded other income of approximately $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the

Back to Contents

first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we wrote off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we are now the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional other income of approximately $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

13.    Subsequent Event

On November 25, 2003, we closed an underwritten common stock offering, which included 10.5 million shares offered to the public, an additional 1.0 million shares purchased by the underwriters as part of an over allotment option, and an aggregate of 2.5 million shares offered to IDT Corporation and Liberty Media Corporation, our controlling shareholders, at an offering price of $4.50 per share. We received net proceeds of approximately $59 million as a result of the offering. We intend to use the proceeds from the offerings for general corporate purposes, capital expenditures, and working capital, including funding our cable telephony business.

Back to Contents

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2003. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, our customers' ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth and obtain patent protection and additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced telecommunication services throughout the world. Our strategic investors include IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, LLC, which is our controlling shareholder. IDT has the right to vote the shares held by NTOP Holdings, LLC in most matters.

We announced on June 9, 2003, our plan to create Net2Phone Global Services and Net2Phone Cable Telephony and operate our business units under these two separate organizations. Our plan, which was approved by the Board of Directors in July 2003, is intended to provide our shareholders and the investment community with a clearer picture of Net2Phone's operations, and the ability to understand the value elements of our two business lines. Net2Phone Global Services delivers VoIP telephony services to businesses and consumers directly and through its global distribution network of over 450 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable operators a complete suite of services, enabling them to deliver residential phone service to their customers having comparable quality, features and functionality to that offered by traditional telephone companies. We provided segment reporting of the results of these two separate business lines, for the first time in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, as the businesses were segregated in the fourth quarter of fiscal 2003 and we began delivering services though these two business units on August 1, 2003.

Substantially all of our revenue has been, and is currently, derived from Net2Phone Global Services. We expect the Net2Phone Cable Telephony business to grow, and we expect it will begin to represent an increasing proportion of our revenue in future years. Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and is actively marketing its services to a wide array of cable operators in the U.S., Europe and Latin America whom we believe may prefer to buy our services rather than build their own cable telephony service. Net2Phone Cable Telephony works with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support.

To date, we have not recognized significant revenue from our cable telephony business. We expect to continue to incur significant costs and capital expenditures to fund the expected growth of this business. The revenue and expense associated

Back to Contents

with our Net2Phone Cable Telephony business will depend on the number of customers and contracts we establish and the type of service we provide to our customers. While we expect this business will initially adversely affect the profitability of our company as a whole, we believe the business will contribute to our earnings in the future as it achieves greater scale. We cannot predict when this will happen, or be certain that it will happen at all.

On October 29, 2003, we entered into a memorandum of understanding with IDT for the provision of telecommunication services by IDT to support our cable telephony business, pursuant to which we agreed to issue to IDT 6,900,000 shares of our Class A Common Stock. As a result of the issuance, we expect to incur non-cash charges to our earnings on a quarterly basis beginning from the date of the memorandum of understanding. See “Related party transactions” below.

We expect that our revenue for the second quarter of fiscal 2004 will be lower than our revenue for the first quarter of fiscal 2004. We expect our revenue to begin to increase in the second half of fiscal 2004 and into fiscal 2005. The preceding forward looking statement is based on management estimates, currently available information and assumptions which management believes to be reasonable, and is subject to change based on factors that may be beyond our control.

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

We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2003 impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, please see our Annual Report.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Results of Operations

Revenue.  Our revenue is primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of VoIP equipment and services to resellers, IDT and other carriers. Revenue decreased 14.6% from $23.9 million for the three months ended October 31, 2002 to $20.4 million for the three months ended October 31, 2003. The decrease in revenue was primarily driven by a significant reduction in our sales of disposable calling cards, which have generated low-margin sales of $3.4 million during the three month ended October 31, 2002, compared to $0.8 million recorded during the three months ended October 31, 2003. We have also significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. Direct cost of revenue decreased 21.6% from $13.9 million for the three months ended October 31, 2002 to $10.9 million for the three months ended October 31, 2003. As a percentage of total revenue, these costs decreased from 58.2% for the three months ended October 31, 2002 to 53.7% for the three months ended October 31, 2003. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Our decision to reduce sales of disposable calling cards has allowed us to reduce correspondingly, higher direct costs associated with this service, and has allowed to us to pursue other, more profitable service offerings.

Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring

Back to Contents

customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 8.0% from $13.7 million for the three months ended October 31, 2002 to $12.6 million for the three months ended October 31, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of our operations and an overall reduction in employee headcount. During the three months ended October 31, 2003 we recorded a loss of $0.5 million relating to a buyout agreement executed with Cisco for several equipment and maintenance leases. We expect to incur significant selling, general and administrative expense related to anticipated future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization. Depreciation and amortization remained constant at $2.5 million for the three months ended October 31, 2002 and for the three months ended October 31, 2003. As a percentage of total revenues, these costs increased from 10.4% for the three months ended October 31, 2002 to approximately 12.2% for the three months ended October 31, 2003.

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items decreased from $5.2 million for the three months ended October 31, 2002 to $0.2 million for the three months ended October 31, 2003.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Three Months Ended October 31,

	2003	2002

	(in thousands)
Separation agreements of former CEO and CFO	$212	$1,337
Exit and other costs	166	876
Workforce reductions	55	3,649
Reserve adjustments	15	(2,133)
Impairment charges, including recovery on assets held for sale	(253)	1,443

Total	$195	$5,172

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned as we began to implement an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. As we continue to execute our plan we are realizing lower costs and identifying more reliable revenue opportunities. While the majority of our restructuring costs were incurred during fiscals 2001 and 2002, we continued to incur these costs during fiscal 2003 and 2004. However, we expect that these expenditures will decrease prospectively. These costs were funded through current operations.

The decrease in restructuring, severance, impairment and other items in the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003 is primarily attributable to lower charges related to (i) workforce reductions that resulted from a restructuring announced in the first quarter of fiscal 2003; (ii) exit costs that resulted primarily from the sale of a business and the write-off of capitalized software; (iii) the separation agreements with our former CEO and CFO as components of the agreements have been fully amortized; and (iv) impairment charges resulting from the elimination of various equipment and network build-outs in the first quarter of fiscal 2003.

These lower charges were partially offset by lower reserve adjustments in the first quarter of fiscal 2004 compared with the first quarter of 2003, as well as the recovery of $0.3 million of equipment that was previously written off. The lower reserve adjustments resulted from the reversal in the first quarter of fiscal 2003 of $2.1 million of previously recognized costs as a result of successful settlement negotiations with vendors regarding cancellation charges.

Back to Contents

Settlement of Cisco Litigation. In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the Board of Directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carry forwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

Non-cash compensation. Non-cash compensation charges increased 5.9% from $1.7 million for the three months ended October 31, 2002 to $1.8 million for the three months ended October 31, 2003. As a percentage of total revenue, these costs increased from 7.1% for the three months ended October 31, 2002 to 8.8% for the three months ended October 31, 2003. This increase was due primarily to an increase our stock price at quarter end. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone's 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore, those repriced options that are vested and unexercised must be marked-to-market each quarter. Based on our stock price at October 31, 2003, we incurred compensation expense of $1.3 million related to these repriced options. If our stock price increases, we will continue to incur charges over the vesting period with respect to repriced options, until those options are exercised. To a lesser extent, non-cash compensation expense has also increased due to a stock based bonus compensation program initiated during fiscal 2003.

Income (loss) from operations.  For the three months ended October 31, 2002 we recorded income from operations in the amount of $45.5 million as compared to a loss from operations of $7.6 million that we recorded for the three months ended October 31, 2003. The change is primarily due to the net gain of $58.4 million that we realized from the settlement of our Cisco litigation, which we recorded during the first quarter of fiscal 2003. Net of this gain we would have recorded a loss from operations of $12.9 million during the three months ended October 31, 2002, as compared to the $7.6 million loss from operations that we recorded during the three months ended October 31, 2003, which represents a 41.1% decrease in loss from operations quarter over quarter. This decrease is primarily attributable to lower restructuring, severance, impairment and other items, as well as operating expenses decreasing at a faster rate than revenue.

Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income decreased 75.0% from $0.8 million for the three months ended October 31, 2002 to $0.2 million for the three months ended October 31, 2003. The reduction primarily results from lower cash balances, interest rate reductions, as well as interest expense relating to our Deutsche Bank obligation that was entered into in the third quarter of fiscal 2003 described below in “Liquidity and Capital Resources”.

Other income, net.  Other income includes the losses or gains resulting from non-operating transactions. Other income increased from $0.02 million recorded during the three month ended October 31, 2002 to $12.5 million recorded for the three months ended October 31, 2003. This increase is primarily attributable to the gain realized from the final buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, leases, and sales of equity securities. For the most part, our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the three months ended October 31, 2003 and 2002.

	Three Months Ended October 31,

	2003	2002

	(in thousands)
Net cash (used in) provided by operating activities	$(5,761)	$12,502
Net cash provided by (used in) investing activities	7,454	(1,956)
Net cash provided by (used in) financing activities	1,993	(259)

Net increase in cash and cash equivalents	$3,686	$10,287

Back to Contents

As of October 31, 2003 we had total cash, cash equivalents, restricted cash, and marketable securities of $87.9 million and working capital of $49.6 million. As of October 31, 2003, of the $87.9 million, $0.5 million in short term restricted cash and $23.3 million in long term restricted cash, cash equivalents, and marketable securities was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. Those restricted funds are classified as restricted cash, cash equivalents, and marketable securities-long term on our balance sheet. Net cash used in operating activities was $5.8 million during the three months ended October 31, 2003, compared with $12.5 million of net cash provided by operating activities during the same quarter in fiscal 2003. The decrease in cash flow provided by operating activities is primarily due to the receipt of $19.5 million, in the first quarter of fiscal 2003, from the settlement of litigation with Cisco Systems. This decrease was partially offset by significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities was $2.0 million during the first quarter of fiscal 2003, as compared to net cash provided by investing activities, of $7.5 million in the first quarter of fiscal 2004. This increase in cash provided by investing activities is primarily due to higher net cash proceeds from the sale of marketable securities. Our capital expenditures decreased from $2.1 million during the first quarter of fiscal 2003 to $1.3 million during the first quarter of fiscal 2004 as Net2Phone Global Services has completed the majority of its expansion of our domestic and international network infrastructure.

Net cash provided by (used in) financing activities changed from $(0.3) million during the three months ended October 31, 2002 to $2.0 million in the three months ended October 31, 2003. This change is due primarily to increased proceeds from stock option exercises and repayment of employee loans. We do not maintain an interest in any off balance sheet financing vehicles.

On November 25, 2003, we closed an underwritten common stock offering, which included 10.5 million shares offered to the public, an additional 1.0 million shares purchased by the underwriters as part of an over allotment option, and an aggregate of 2.5 million shares offered to IDT Corporation and Liberty Media Corporation, our controlling shareholders, at an offering price of $4.50 per share. We received net proceeds of approximately $59 million as a result of the offering. We intend to use the proceeds from the offerings for general corporate purposes, capital expenditures, and working capital, including funding our cable telephony business.

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

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of October 31, 2003.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)

Capital lease obligations	$4,141	$4,141	$—	$—	$—
Operating leases	15,826	3,606	8,061	3,407	752
Other long term obligations	15,830	—	15,830	—	—

Total contractual obligations	$35,797	$7,747	$23,891	$3,407	$752

Back to Contents

	Payments Due by Period

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)

Standby letters of credit	$23,157	$370	$22,315	$162	$310
Guarantees	—	—	—	—	—
Purchase commitments	629	629	—	—	—

Total other commercial commitments	$23,786	$999	$22,315	$162	$310

Related Party Transactions

We continue to maintain significant business relationships with IDT Corporation (“IDT”) and its affiliates, and IDT maintains a controlling ownership interest in us. In the three months ended October 31, 2003, we provided carrier services to IDT of $1.3 million and sold disposable calling cards to IDT affiliates totaling $0.2 million. In the three months ended October 31, 2003, we purchased wholesale carrier services from IDT of $1.0 million. In the three months ended October 31, 2002, we provided carrier services to IDT of $1.1 million and sold disposable calling cards to IDT affiliates totaling $2.0 million. In the three months ended October 31, 2002, we purchased wholesale carrier services from IDT of $3.2 million.

As we continue to de-emphasize domestic disposable calling cards and services provided to carriers, we anticipate the percentage of sales generated by transactions between Net2Phone Global Services and IDT and its affiliates will continue to decline. Going forward, we expect Net2Phone Cable Telephony to enter into service and other agreements with IDT and its affiliates related to our cable telephony activities.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2003, we paid IDT $0.5 million in facilities lease payments. In the three months ended October 31, 2002, we paid IDT $0.4 million in facilities lease payments. During the same period, we arranged for IDT’s treasury function to provide investment management services relating to our portfolio of marketable securities.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative functions to IDT when we believe IDT can provide resources more efficiently and cost effectively then we could ourselves. For example, IDT provides tax consulting services, investment management services and also internal audit support services. On occasion, we provide services to IDT, based on the need for such services. Fees for services are negotiated on a cost recovery basis. In the three months ended October 31, 2003 and 2002, we paid IDT approximately $0.04 million and $0.05 million, respectively, for such services.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards and facilities lease payments. On October 31, 2003 and July 31, 2003 we owed IDT $0.6 million and $1.1 million, respectively. The average balance we owed to IDT during the three months ended October 31, 2003 was $0.4 million, compared with an average of $0.2 million owed to IDT for the three months ended October 31, 2002.

During the three months ended October 31, 2003 Net2Phone Cable Telephony billed IDT for telecommunications provisioning services totaling $0.05 million, while, in turn, incurring $0.05 million in carrier service charges from IDT relating to our cable telephony service offering for Liberty Cablevision of Puerto Rico. No similar services were provided during the three months ended October 31, 2002.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute a definitive telecommunications services agreement with IDT. The shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, a portion of the shares must be marked-to-market each quarter, resulting in a quarterly charge to earnings equal

Back to Contents

to the aggregate market value of one-fourth of the shares that will vest on each anniversary of the agreement. These charges may materially reduce our earnings. We expect that our first significant charge will be recorded in second quarter of fiscal 2004.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Net2Phone (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. (“Multi-Tech”) filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. We continue to defend this appeal vigorously.

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

Back to Contents

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

No matters were submitted to our stockholders during the first quarter of fiscal 2004.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits.

Exhibit No.	Description

10.1	Employment Agreement executed by the Registrant, Net2Phone Global Services, LLC and Bryan Wiener, dated November 25, 2003.
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K.

We furnished a report on Form 8-K dated December 10, 2003 reporting under Item 12 our press release regarding our earnings for the quarter ended October 31, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET2PHONE, INC.

Date: December 15, 2003	By:	/s/ Stephen M. Greenberg

Stephen M. Greenberg
Chief Executive Officer

Date: December 15, 2003	By:	/s/ Arthur Dubroff

Arthur Dubroff
Chief Financial Officer