Form 10-Q
period 2004-01-31
NET2PHONE INC
filed 2004-03-16
CIK 1086472

Back to Contents

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

(973) 438-3111 (Registrant’s Telephone Number, Including Area Code)

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

Yes No

As of March 5, 2004, the registrant had outstanding 46,653,166 shares of common stock, $.01 par value and 28,913,250 shares of Class A stock, $.01 par value.

(The number of shares of Class A stock does not include 6.9 million shares to be issued the date a definitive agreement is executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 5 to the Condensed Consolidated Financial Statements included herein.)

Back to Contents

NET2PHONE, INC.
TABLE OF CONTENTS

Back to Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NET2PHONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2004	July 31, 2003
	(unaudited)	(note 1)

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$20,088	$9,350
Restricted cash — short term	684	719
Marketable securities — current	92,840	60,554
Notes receivable from employees — current	—	910
Assets held for sale	573	320
Other current assets	10,167	11,662

Total current assets	124,352	83,515
Property and equipment, net	21,133	24,172
Restricted cash, cash equivalents and marketable securities — long term	25,191	23,488
Notes receivable from employees — long term	1,400	4,990
Deferred compensation	—	3,763
Other assets	4,696	4,718

Total assets	$176,772	$144,646

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$804	$2,502
Accrued expenses	7,980	15,438
Capital lease obligations — short term	793	3,079
Due to IDT	786	1,057
Other current liabilities	6,580	7,527

Total current liabilities	16,943	29,603
Other liabilities	1,568	1,825
Capital lease obligations — long term	—	708
Long-term obligations	15,508	16,170

Total liabilities	34,019	48,306
Minority interests	—	20,011
Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 50,022 and 34,632 shares issued	500	346
Class A stock, $.01 par value; 37,924 shares authorized; 29,269 and 28,921 shares issued	293	289
Additional paid-in capital	944,195	874,077
Accumulated deficit	(765,762)	(760,486)
Accumulated other comprehensive income	(33)	226
Deferred compensation	(91)	(456)
Loans to stockholders	(1,331)	(1,394)
Treasury stock, at cost; 3,404 and 3,476 shares	(35,018)	(36,273)

Total stockholders’ equity	142,753	76,329

Total liabilities and stockholders’ equity	$176,772	$144,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended January 31,		Three months ended January 31,
	2004	2003	2004	2003

	(In thousands, except per share data)
Revenue	$40,216	$46,999	$19,812	$23,051
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization)	22,190	26,228	11,243	12,286
Selling, general and administrative	24,163	28,223	11,590	14,563
Depreciation and amortization	5,147	4,856	2,659	2,375
Restructuring, severance, impairment and other items	1,028	5,876	833	703
Settlement of Cisco litigation	—	(58,034)	—	395
Non-cash compensation (attributable to selling, general and administrative)	3,996	4,349	2,155	2,693
Non-cash services provided by IDT	2,254	—	2,254	—

Total costs and expenses	58,778	11,498	30,734	33,015

Income (loss) from operations	(18,562)	35,501	(10,922)	(9,964)
Interest income, net	875	1,399	660	599
Other income, net	13,263	6	740	(10)

Income (loss) before minority interests	$(4,424)	36,906	(9,522)	(9,375)
Minority interests	—	24	—	(134)

Net income (loss) available to common stockholders	$(4,424)	$36,882	(9,522)	$(9,241)

Net income (loss) per common share-basic & diluted	$(0.07)	$0.62	$(0.13)	$(0.15)

Weighted average number of common shares used in the calculation of basic net income (loss) per common share:	65,647	59,574	71,059	59,804

Weighted average number of common shares used in the calculation of dilutive net income (loss) per common share:	65,647	59,643	71,059	59,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

Net2Phone, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six months ended January 31, 2004

(in thousands)

					Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Loans to Stockholders			Total Stockholders’ Equity (Deficit)
	Common Stock		Class A Stock							Treasury Stock

	Shares	Amount	Shares	Amount						Shares	Amount

Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329
Net income for the six months ended January 31, 2004						(4,424)						(4,424)
Foreign currency translation							(51)					(51)
Unrealized loss on equity securities, net							(208)					(208)

Comprehensive income												(4,683)
Issuance of Common Stock in follow-on public offering	14,000	140			58,554							58,694
Treasury share funding of 401K Plan						(852)				(72)	1,255	403
Conversion of Class A stock to common stock	8	—	(8)	—								—
Exercise of stock options	1,234	12			5,286							5,298
Issuance of Common Stock	148	2			1,031							1,033
Vested shares per IDT Telecommunications agreement			356	4	2,251							2,255
Repayment of loans to stockholders									63			63
Repricing of stock options					2,996			(2,996)				—
Amortization of deferred compensation								3,361				3,361

Balance at January 31, 2004	50,022	$500	29,269	$293	$944,195	$(765,762)	$(33)	$(91)	$(1,331)	3,404	$(35,018)	$142,753

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended January 31,
	2004	2003

	(In thousands)
Operating activities:
Net (loss) income	$(4,424)	$36,882
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,147	4,856
Non-cash compensation	3,996	4,349
Non-cash services	2,254	—
Gain on buyout of minority interests	(12,182)	—
Restructuring, severance, impairment, and other non-cash items	1,322	6,405
Non-cash gain on litigation settlement	—	(38,929)
Minority interests	—	24
Changes in assets and liabilities	(9,202)	(7,187)

Net cash (used in) provided by operating activities	(13,089)	6,400

Investing activities:
Purchases of property and equipment	(2,885)	(3,428)
Purchases of marketable securities	(139,980)	(30,002)
Buyout of remaining ADIR minority interests	(496)	—
Proceeds from the sale of marketable securities	107,454	28,641
Other	(7)	18

Net cash used in investing activities	(35,914)	(4,771)

Financing activities:
Proceeds from issuance of common stock	58,694	—
Payments of capital lease obligations	(3,752)	(474)
Funding of loan to N2P Charitable Foundation	(350)	—
Proceeds from exercise of stock options	5,298	—
Proceeds from repayment of employee loans	668	—
Other	(817)	(127)

Net cash provided by (used in) financing activities	59,741	(601)

Net increase in cash and cash equivalents	10,738	1,028
Cash and cash equivalents at beginning of period	9,350	41,226

Cash and cash equivalents at end of period	$20,088	$42,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2003.

Our fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2003 refers to the Fiscal Year ended July 31, 2003).

Certain reclassifications have been reflected in the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

2.	Common Stock Offering

On November 25, 2003, we issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT Corporation and Liberty Media Corporation, our controlling shareholders. We received net proceeds of $58.7 million as a result of the offering. We intend to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding our cable telephony business.

3.	Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, we apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock option plans and, accordingly, non-cash compensation cost is recognized for our non qualified stock options for which the exercise price was less than the fair market value of our common stock. The non-cash compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods. Non-cash compensation expense is also recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

Back to Contents

The following table illustrates the effect on net income and earnings per share if we had applied the fair value based method of SFAS No. 123, to stock-based employee compensation for the three and six months ended January 31, 2004 and 2003:

	Six Months Ended January 31,		Three Months Ended January 31,
	2004	2003	2004	2003

	(in thousands, except per share amounts)
Net Income (loss), as reported	$(4,424)	$36,882	$(9,522)	$(9,241)
Add: Stock option-related employee compensation expense included in reported net income (loss)	3,362	1,110	1,949	1,305
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	4,147	10,205	1,114	4,728

Pro forma net income (loss)	$(5,209)	$27,787	$(8,687)	$(12,664)

Basic and diluted net income (loss) per share, as reported	$(0.07)	$0.62	$(0.13)	$(0.15)

Basic and diluted net income (loss) per share, pro forma	$(0.08)	$0.47	$(0.12)	$(0.21)

4.	Earnings Per Share

Shares issuable upon the exercise of stock options and warrants are excluded from the calculation of earnings per share if their effect would be antidilutive. Stock options of 9.3 million shares for the three and six months ended January 31, 2004, as well as stock options of 10.4 million shares and 10.3 million shares for the three and six months ended January 31, 2003, respectively, were not included in the computation of diluted earnings per share. The weighted average number of common shares outstanding for computing diluted earnings per share for the six months ended January 31, 2003 include 0.1 million shares for the assumed conversion of dilutive stock options. 6.5 million shares of Class A stock to be issued in connection with the IDT telecommunications services agreement (see note 5) have been excluded from the calculation of earnings per share for the three and six months ended January 31, 2004, as their effect would be antidilutive.

5.	Related Party Transactions

IDT Corporation

We continue to maintain significant business relationships with IDT Corporation and its affiliates (“IDT”), and IDT maintains a controlling ownership interest in us. In the three and six months ended January 31, 2004, we provided carrier services to IDT of $1.3 million and $2.6 million, respectively. In the three months and six months ended January 31, 2004, we purchased wholesale carrier services from IDT of $0.9 million and $1.9 million, respectively. In the three and six months ended January 31, 2003, we provided carrier services to IDT of $1.7 million and $2.8 million, respectively, and purchased wholesale carrier services from IDT of $2.8 million and $6.0 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, we recorded nominal sales of disposable calling cards to IDT affiliates for the three and six months ended January 31, 2004. In the three and six months ended January 31, 2003, we sold disposable calling cards to IDT affiliates totaling $1.4 million and $3.5 million, respectively.

Back to Contents

Our corporate headquarters and several other facilities are leased from IDT. In the three and six months ended January 31, 2004, we paid IDT $0.5 million and $1.0 million, respectively in facilities lease payments. In the three and six months ended January 31, 2003, we paid IDT $0.6 million and $1.2 million, respectively, in facilities lease payments.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative functions to IDT when we believe IDT can provide resources more efficiently and cost effectively than we could obtain from third party vendors or could do ourselves. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the fiscal second quarter of 2004, $11.5 million in securities purchases and sales were settled through IDT. On occasion, we provide services to IDT, based on the need for such services. Fees for services are negotiated on a cost recovery basis. During the three and six months ended January 31, 2004 we made payments totaling $0.08 million and $0.1 million, respectively, for such services. During the six months ended January 31, 2003, we made payments totaling $0.05 million for such services. No payments were made for these services during the three months ended January 31, 2003, as contract billing rates were in the process of being renegotiated at that time.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards, and facilities lease payments. At January 31, 2004 and July 31, 2003 we owed IDT $0.8 million and $1.1 million, respectively. The average balance we owed to IDT during the three and six months ended January 31, 2004 was $0.6 million and $0.5 million, respectively, compared with averages of $2.6 million and $1.2 million, respectively that was owed to IDT for the three and six months ended January 31, 2003.

During the three and six months ended January 31, 2004, IDT reimbursed Net2Phone Cable Telephony for project support services totaling $0.05 million and $0.1 million, respectively, while, in turn, incurring $0.04 million and $0.08 million, respectively, in carrier service charges from IDT relating to our cable telephony service offering for Liberty Cablevision of Puerto Rico. During the quarter ended January 31, 2004, Net2Phone Cable Telephony initiated nominal billing to IDT’s United Kingdom Global Limited subsidiary. No similar services were provided during the three and six months ended January 31, 2003.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A stock to IDT at the time the parties execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. During the second quarter of fiscal 2004, IDT provided telecommunications services to us under the terms of the MOU. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter based on the current fair value of the shares. Consequently, we recorded a charge of $2.3 million to non-cash services related to this agreement during the three and six months ended January 31, 2004, which represents the fair value of the 0.4 million shares that IDT earned during the three months ended January 31, 2004. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 0.4 million shares have been included in the total number of Class A stock shares reported as issued and outstanding as of January 31, 2004 in our condensed consolidated financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of January 31, 2004. The parties’ efforts to establish detailed terms and conditions continue. We continue to anticipate that a definitive agreement will be executed.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, drawing on its resources as a licensed local, long distance and international telecommunications provider. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in many U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points. We believe that this agreement through the provision of carrier services, sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market enables us to improve the time-to-market, stability, scalability and security of our cable telephony services and allows us to more quickly attract and add customers. IDT provides Net2Phone Cable Telephony with these services at its incremental cost plus a five percent margin, which we believe is more favorable than what we would be able to receive from third parties. In exchange for such attractive pricing, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A stock to IDT at the time we enter into the definitive agreement, with vesting retroactive to October 29, 2003.

Back to Contents

Agreement with Officer

Pursuant to an employment agreement with our then General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each closing date. Consequently, we reduced non-cash compensation by $0.2 million for the three and six months ended January 31, 2004, and we recorded non-cash compensation expense of $0.1 million and $0.3 million for the three and six months ended January 31, 2003, respectively, related to this agreement.

6.	Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2003	$45	$181	$226
Change during the period	(208)	(51)	(259)

Balance at January 31, 2004	$(163)	$130	$(33)

7.	Stock Options

Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase shares of Net2Phone’s common stock granted on or before December 18, 2001. Options to purchase 6,373,863 shares of common stock outstanding were repriced.

The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, these repriced options that are vested and unexercised, must be marked-to-market each quarter. Based on Net2Phone’s stock price at January 31, 2004, the Company recorded non-cash compensation expense of $1.9 million and $3.2, respectively for the three and six months ended January 31, 2004 related to these repriced options. For the three and six months ended January 31, 2003 we recorded $1.0 million and $0.4 million, respectively, of non- cash compensation expense relating to this repricing. As our share price increases, we will continue to incur charges over the vesting period until these options are exercised.

On December 18, 2003, our stockholders approved an increase in the number of shares reserved for issuance under our 1999 Amended and Restated Stock Option and Incentive Plan by 2,000,000 shares of common stock to be used in the distribution of options and restricted stock.

8.	Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc., (“Multi-Tech”) filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by

Back to Contents

Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in favor of Net2Phone. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals.

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

9.	Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

	Six Months Ended January 31,		Three Months Ended January 31,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Exit and other costs	$866	$1,787	$700	$(113)
Separation agreements of former CEO and CFO	416	1,995	204	658
Workforce reductions	116	3,649	61	—
Reserve adjustments	(117)	(3,406)	(132)	(250)
Impairment charges, including recovery on assets held for sale	(253)	1,851	—	408

Total	$1,028	$5,876	$833	$703

Exit and Other Costs

For the six months ended January 31, 2004 we incurred exit and other costs of $0.9 million, which included $0.5 million in costs to exit our disposable calling card business, $0.3 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and, costs incurred to close an overseas office. During the three months ended January 31, 2004 we recorded the $0.5 million charge to exit our disposable calling card business, as well as $0.1 million in impaired lease costs and $0.1 million related to various contract dispute settlement costs and costs incurred to close an overseas office.

Back to Contents

For the six months ended January 31, 2003, we incurred exit and other costs of $1.8 million. These include the following charges: $1.2 million related to losses on terminated office leases, a $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002, and $0.1 million in severance payments to a former employee. During the three months ended January 31, 2003, we recorded a $0.4 million charge relating to a lease termination of one of our New Jersey locations and $0.1 million in severance for a former employee of Net2Phone. As an offset to these items we recorded a favorable mark-to-market adjustment of $0.6 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

Separation Agreements of Former CEO and CFO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and the Company, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowing from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter’s consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $0.06 million and $0.1 million for the three and six months ended January 31, 2004, respectively and $0.8 million and $1.8 million for the three and six months ended January 31, 2003, respectively.

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and the Company, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with the Company and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options outstanding at that time, 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there were charges of $0.1 million and $0.3 million for the three and six months ended January 31, 2004, respectively, and $0.1 million and $0.3 million for the three and six months ended January 31, 2003, respectively. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of Net2Phone common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, Net2Phone is required to guarantee to IDT that the Net2Phone shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three and six months ended January 31, 2004, we recorded no mark-to-market adjustments, relating to this guarantee, as our stock price remained above the $5.20 per share guaranteed value. During the three and six months ended January 31, 2003, we recorded mark-to-market adjustments of $0.3 million and $0.1 million, respectively, relating to this guarantee, reducing previously recorded compensation expense.

Workforce Reductions

During the six months ended January 31, 2004, we incurred workforce reduction costs totaling $0.1 million relating to severance payments issued to four employees whose jobs were either consolidated or eliminated.

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

Back to Contents

Reserve Adjustments

During the three and six months ended January 31, 2004, $0.2 million in reserves were reversed primarily due to adjustments to employee termination agreements and subsequent decisions to retain certain employees, while reserves were increased by $0.1 million to cover the cost of certain abandoned circuits and increased impaired lease costs.

In the first quarter of fiscal 2003, we reversed $2.9 million of previously recognized charges, as a result of settlement agreements with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, we reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated.

Impairment Charges, Including Recovery on Assets Held For Sale

We purchased equipment early in fiscal 2002 that we expected would eventually be deployed in our network. However, we subsequently determined that we would not deploy this equipment and, therefore, engaged in a plan to sell these assets in the secondary equipment market. Upon the determination that we would sell these assets, we reviewed their carrying value and determined that a write down to their net realizable value was required. Accordingly, we recorded a charge of $0.3 million during fourth quarter of fiscal 2003 that reflected this write down. During the three months ended October 31, 2003, we recovered $0.3 million of previously written off equipment. We expect to sell the remaining assets by the end of fiscal 2004.

In the first quarter of fiscal 2003 we incurred impairment charges of $1.4 million related to elimination of various equipment and network build-outs. In the second quarter of fiscal 2003 we incurred a charge of $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business.

Reserve Summary

The following table summarizes the remaining reserve balances related to restructuring, severance, impairment and other items:

	Balance at July 31, 2003	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance at January 31, 2004

	(in thousands)
Exit and Other Costs
Net2Phone Global Services	$3,192	$866	$(1,770)	$(203)	$64	$2,149
Corporate and Other	152	—	—	—	—	152

Total	3,344	866	(1,770)	(203)	64	2,301

Separation Agreements of Former CEO and CFO
Corporate and Other	793	416	(808)	(373)	—	28

Total	793	416	(808)	(373)	—	28

Workforce Reductions
Net2Phone Global Services	288	90	(245)	—	(115)	18
Corporate and Other	359	26	(359)	60	(66)	20

Total	647	116	(604)	60	(181)	38

Impairment Charges, Including Recovery on Assets Held for Sale
Net2Phone Global Services	—	(253)	—	253	—	—

Total	—	(253)	—	253	—	—

Total Restructuring, Severance, Impairment, and Other Items
Net2Phone Global Services	3,480	703	(2,015)	50	(51)	2,167
Corporate and Other	1,304	442	(1,167)	(313)	(66)	200

Total	$4,784	$1,145	$(3,182)	$(263)	$(117)	$2,367

Back to Contents

10.	Business Segment Information

We announced on June 9, 2003, a planned change in our corporate structure. This plan was approved by the Board of Directors and has been implemented. We created two wholly-owned operating subsidiaries. Net2Phone Global Services (NGS), includes our International Communication Services division (ICS) and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. Net2Phone Cable Telephony (NCT), includes employees dedicated to providing cable telephony solutions to cable services operators. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. The operating results of our business segments are distinguishable and are regularly reviewed by executive management.

We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss) depreciation and amortization, minority interests, other income, interest income, non-cash compensation, non-cash services provided by IDT, gain from litigation, inventory obsolescence expense, restructuring, severance, impairment and other items, non-recurring selling, general and administrative expenses. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added. The following table provides operating financial information for our two reportable segments.

	Six Months Ended January 31,		Three Months Ended January 31,
	2004	2003	2004	2003

	(in thousands)
NGS
Revenue	$40,079	$46,652	$19,720	$22,950
Segment income	2,473	1,297	1,135	831

NCT
Revenue	$58	$34	$58	$9
Segment loss	(4,211)	(3,904)	(2,136)	(1,958)

Corporate & Other
Revenue	$79	$313	$34	$92
Segment loss	(4,011)	(4,430)	(2,111)	(2,256)

Total
Revenue	$40,216	$46,999	$19,812	$23,051

Segment (loss)	(5,749)	(7,037)	(3,112)	(3,383)
Add/(Deduct):
Depreciation and amortization	(5,147)	(4,856)	(2,659)	(2,375)
Inventory obsolescence	(556)	—	(556)	—
Other SG&A expense	168	(415)	647	(415)
Gain on settlement of Cisco litigation	—	58,034	—	(395)
Restructuring and other charges	(1,028)	(5,876)	(833)	(703)
Non-cash compensation	(3,996)	(4,349)	(2,155)	(2,693)
Non-cash services	(2,254)	—	(2,254)	—
Interest income, net	875	1,399	660	599
Other (income) loss, net	13,263	6	740	(10)
Minority interest	—	(24)	—	134

Consolidated net income as reported	$(4,424)	$36,882	$(9,522)	$(9,241)

Back to Contents

	January 31, 2004	July 31, 2003

Total Assets
NGS	$37,908	$38,995
NCT	8,806	13,445
Corporate & Other	130,058	92,206

Total	$176,772	$144,646

11.	ADIR Technologies, Inc.

On July 31, 2003, we acquired 4,000 shares of ADIR’s Series A-1 preferred stock from IDT. As consideration for the shares, we assigned to IDT our rights to a $1.0 million note receivable, from a third party. We had previously written off such note receivable, but during recovery negotiations in the fourth quarter of fiscal 2003, we estimated a $0.1 million value to our claim. As a result of this transaction, in the fourth quarter of fiscal 2003, we recorded a capital contribution from IDT of $4.5 million, which equaled the excess of the recorded value of IDT’s minority interest in ADIR over the $0.1 million value of the note receivable. Also, during the fourth quarter of fiscal 2003, we transferred to ADIR $14.5 million of the cash we received in the first quarter of fiscal 2003 from the settlement of the Cisco litigation. This transfer was recorded as a capital contribution from us to ADIR since we did not receive any additional shares in ADIR. In addition, during the fourth quarter of fiscal 2003, we recorded $2.4 million of minority interest expense, which represents the portion of the $14.5 million capital contribution that was allocated to the ADIR minority shareholders.

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was $3.4 million. As a result, we recorded non-cash other income of $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Back to Contents

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed, all remaining options were forfeited and all ADIR employees terminated, we wrote off $3.8 million in unamortized deferred compensation as a component of other income, net in the first quarter of fiscal 2004. Following this transaction, we are now the sole shareholder of ADIR. As a result, in addition to the aforementioned non-cash $2.9 million gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional non-cash other income of $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2003. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, our customers’ ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth and obtain patent protection and additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this report are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced telecommunication services throughout the world. Our strategic investors include IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, LLC, which is our controlling shareholder. IDT and Liberty Media, directly and through their ownership of NTOP Holdings, LLC, hold 39.9 percent of our outstanding capital stock, and 56.5 percent of our stockholder vote as of March 5, 2004.

We announced on June 9, 2003, our plan to create Net2Phone Global Services and Net2Phone Cable Telephony and operate our business units under these two separate organizations. Our plan, which was approved by the Board of Directors in July 2003, is intended to provide our shareholders and the investment community with a clearer picture of Net2Phone’s operations and the ability to understand the value elements of our two business lines. Net2Phone Global Services delivers VoIP telephony services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable operators a complete suite of services, enabling them to deliver residential phone service to their customers having comparable quality, features and functionality to that offered by traditional telephone companies. We provided segment reporting of the results of these two separate business lines for the first time in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, as the businesses were segregated in the fourth quarter of fiscal 2003 and we began delivering services though these two business units on August 1, 2003.

Back to Contents

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

To date, we have not recognized significant revenue from our Net2Phone Cable Telephony business. We expect to continue to incur significant costs and capital expenditures to fund the expected growth of this business. The revenue and expense associated with our Net2Phone Cable Telephony business will depend on the number of customers and contracts we establish and the type of service we provide to our customers. While we are currently in various stages of negotiations with a number of potential customers, each customer has different financial, operational and technical requirements, and, therefore, the time to finalize particular relationships will vary based upon the individual requirements of the respective customers. We believe that we have the ability to deliver dial tone within a 90-day period with most U.S. cable operators. In actuality, however, the implementation period will vary from customer to customer depending upon their respective requirements, the time required to negotiate definitive agreements, and the time required for individual customers to implement engineering plans and install hardware and operating systems. We cannot predict with certainty that we will reach definitive agreements with any customers we are currently in discussions with within a particular time period, or at all. While we expect this business will initially adversely affect the profitability of our company as a whole, we believe the business will contribute to our earnings in the future as it achieves scale. We cannot predict when this will happen, or be certain that it will happen at all.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of Class A stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded a charge of $2.3 million to non-cash services related to this agreement during the three and six months ended January 31, 2004, which represents the fair value of the 0.4 million shares that IDT earned during the three months ended January 31, 2004. Therefore, 0.4 million shares have been included in the total number of our Class A stock shares reported as issued and outstanding as of January 31, 2004 in our condensed consolidated financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of January 31, 2004. The parties’ efforts to establish detailed terms and conditions continue. We continue to anticipate that a definitive agreement will be executed. See Related Party Transactions (note 5).

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

We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2003 impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, please see our Annual Report on Form 10-K.

Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

Results of Operations

Revenue. Our revenue is primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of VoIP equipment and services to resellers, IDT and other carriers. Revenue decreased 14.5% from $47.0 million for the six months ended January 31, 2003 to $40.2 million for the six months ended January 31, 2004. The decrease in revenue was primarily driven by a significant reduction in our sales of disposable calling cards, which generated low-margin revenue of $5.2 million during the six months ended January 31, 2003, compared to revenue of $1.1 million recorded during the six months ended January 31, 2004. During the second quarter of fiscal 2004 we discontinued our disposable calling card business and are focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card and Prefix Dialing services, which we are pursuing through Net2Phone Global Services, and cable telephony services, which we are pursuing through Net2Phone Cable Telephony. During the six months

Back to Contents

ended January 31, 2003 we had significantly reduced our workforce and had scaled back certain low-margin services, including wholesale termination of telecommunications traffic.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. Direct cost of revenue decreased 15.3% from $26.2 million for the six months ended January 31, 2003 to $22.2 million for the six months ended January 31, 2004. As a percentage of total revenue, these costs decreased from 55.7% for the six months ended January 31, 2003 to 55.2% for the six months ended January 31, 2004. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions, despite a $0.6 million inventory obsolescence charge taken during the second quarter of fiscal 2004, from a more efficiently structured and utilized network, and from more aggressively priced termination contracts. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 14.2% from $28.2 million for the six months ended January 31, 2003 to $24.2 million for the six months ended January 31, 2004 due to continuing cost management initiatives, elimination of certain expenses directly related to the restructurings of our operations and to an overall reduction in employee headcount. In addition, during the second quarter of fiscal 2004 we received a refund of $0.6 million for the overpayment of employer taxes, which has been reflected as a reduction in selling, general and administrative expenses. We expect to incur significant selling, general and administrative expense related to the future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization. Depreciation and amortization increased 4.1% from $4.9 million for the six months ended January 31, 2003 to $5.1 million for the six months ended January 31, 2004, due to accelerated depreciation on certain capitalized software. As a percentage of total revenue, these costs increased from 10.4% for the six months ended January 31, 2003 to 12.7% for the six months ended January 31, 2004. This increase is due primarily to a 14.5% decrease in revenue during the first six months of fiscal 2004 as compared with revenue recorded during the first six months fiscal 2003.

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items decreased from $5.9 million for the six months ended January 31, 2003 to $1.0 million for the six months ended January 31, 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Six Months Ended January 31,
	2004	2003

	(in thousands)
Exit and other costs	$866	$1,787
Separation agreements of former CEO and CFO	416	1,995
Workforce reductions	116	3,649
Reserve adjustments	(117)	(3,406)
Impairment charges, including recovery on assets held for sale	(253)	1,851

Total	$1,028	$5,876

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned as we began to implement an overall long term restructuring plan, which would scale down our operations, organize us to compete more

Back to Contents

efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. As we continue to execute our plan we are realizing lower costs and identifying more attractive revenue opportunities. While the majority of our restructuring costs were incurred during fiscal 2001 and 2002, we continued to incur these costs during fiscal 2003 and 2004. Those expenses within these charges that required cash outlays were funded through current operations.

During the six months ended January 31, 2004, we incurred a $0.5 million charge to exit our disposable calling card business, recorded executive separation charges of $0.4 million and employee separation costs of $0.1 million and recorded various impaired lease and settlement costs totaling $0.4 million. Partially offsetting these charges were net reserve reversals of $0.1 million, and a $0.3 million recovery of equipment that was previously written off.

During the six months ended January 31, 2003, we incurred significantly higher restructuring, severance, impairment and other charges of $5.9 million, as we implemented a restructuring plan to consolidate the development and support for our projects for both our core business and our broadband effort within one unit working on standards-based solutions that service the entire organization. These charges for the six months ended January 31, 2003 included $3.6 million in employee termination charges and $2.0 million in executive separation charges, as well as $1.8 million primarily related to impaired lease costs. We also incurred $1.9 million in impairment charges primarily related to the elimination of various equipment and network build-outs. We also recorded reserve adjustments of $3.4 million during the six months ended January 31, 2003. These adjustments resulted primarily from the reversal of previously recognized costs, which were obtained through settlement agreements with vendors and related to cancellation charges.

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

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation decreased 7.0% from $4.3 million for the six months ended January 31, 2003 to $4.0 million for the six months ended January 31, 2004 primarily due to a $2.6 million charge taken during the six months ended January 31, 2003 relating to the discount amortization of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001, which has been fully amortized during fiscal 2003 as a result of the termination of all ADIR employees. The $3.8 million of ADIR unamortized deferred compensation, which remained at the close of fiscal 2003, was written off as a component of other income, net during the first quarter of fiscal 2004 as a result of the termination of all ADIR employees. See ADIR Technologies, Inc. (note 11.) Net of this charge, non-cash compensation would have increased $2.3 million primarily due to a greater increase in our stock price at quarter end January 31, 2004, as compared with the changes in our stock price during the same period last year, and the impact it has on our variable repriced options’ charge for this period. As a percentage of total revenue, these costs increased from 9.1% for the six months ended January 31, 2003 to 10.0% for the six months ended January 31, 2004 primarily due to a 14.5% decrease in revenue during the six months ended January 31, 2004, as compared with the same period during fiscal 2003. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore, those repriced options that are vested and unexercised, must be marked-to-market each quarter. For the six months ended January 31, 2004 and 2003, we recorded charges of $3.2 million and $0.4 million, respectively, related to these repriced options. If our stock price increases, we will continue to incur charges over the vesting period with respect to repriced options, until those options are exercised.

Non-cash services. Expense related to the receipt of services to be paid for through the issuance of Class A shares of $2.3 million were recorded during the second quarter of fiscal 2004. This expense was recorded for the first time based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing

Back to Contents

on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A Stock to IDT at the time we enter into a definitive agreement, with vesting retroactive to October 29, 2003. This charge represents the market value of 0.4 million Class A shares which were accrued during the second quarter ended January 31, 2004. It is anticipated that these shares will be issued upon execution of definitive agreements and subsequently released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. Until such release, these shares and others subsequently accrued will be marked-to-market as required by variable accounting rules. See Related Party Transactions (note 5).

Income (loss) from operations. Loss from operations was $18.6 million for the six months ended January 31, 2004 as compared to income from operations of $35.5 million for the six months ended January 31, 2003. This change is primarily due to the net gain of $58.0 million that we realized from the settlement of our Cisco litigation, which we recorded during the first quarter of fiscal 2003. Net of this one time gain, loss from operations, for the six months ended January 31, 2003 would have totaled $22.5 million, which when compared with our loss from operations during the six months ended January 31, 2004, would have reflected a reduction in our overall loss from operations of $3.9 million or 17.3%, despite new expenses that were incurred during fiscal 2004, such as non-cash services expense. This decrease is attributable to a $4.8 million decrease in restructuring expenses, and to our cost reduction programs, which have yielded a leaner, more efficient cost structure.

Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents, which is partially offset by interest expense incurred on long-term obligations. Interest income decreased 35.7% from $1.4 million for the six months ended January 31, 2003 to $0.9 million for the six months ended January 31, 2004. This decrease is primarily a result of the lower average cash balances held during the first four months of fiscal 2004 relative to the same period last year, and to incremental interest expense incurred through our Deutsche Bank obligation that was entered into during the third quarter of fiscal 2003 described below in “Liquidity and Capital Resources”.

Other income, net. Other income includes the losses or gains resulting from non-operating transactions. Other income increased from a nominal gain recorded during the six months ended January 31, 2003 to $13.3 million recorded for the six months ended January 31, 2004. This increase is primarily attributable to the non-cash, non-recurring $12.2 million gain realized from the buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004, and to a lesser extent, to a $0.5 million recovery on a customer receivable and mark-to-market gains on Net2Phone shares held by Deutsche Bank, which may serve to reduce our overall debt obligation to Deutsche Bank.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Results of Operations

Revenue. Our revenue is primarily derived from per-minute charges we billed to our customers on a pre-paid basis and from the sale of VoIP equipment and services to resellers, IDT and other carriers. Revenue decreased 14.3% from $23.1 million for the three months ended January 31, 2003 to $19.8 million for the three months ended January 31, 2004. A significant portion of the decrease in revenue was caused by a reduction in our sales of disposable calling cards, which generated low-margin revenue of $1.9 million during the three months ended January 31, 2003, compared to revenue of $0.3 million recorded during the three months ended January 31, 2004. The remaining decrease in revenue is primarily due to reduced revnues in our U.S. Consumer and International Communication Services divisions, which was driven by overall competitive market pricing pressures.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. Direct cost of revenue decreased 8.9% from $12.3 million for the three months ended January 31, 2003 to $11.2 million for the three months ended January 31, 2004, despite a $0.6 million inventory obsolescence charge recorded during the second quarter of fiscal 2004, which was partially offset by a $0.4 million credit recorded, during the same period, in settlement of previously disputed carrier rates. As a percentage of total revenue, these costs increased from 53.3% for the three months ended January 31, 2003 to 56.7% for the three months ended January 31, 2004, primarily due to the inventory obsolescence charge. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Back to Contents

Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 20.5% from $14.6 million for the three months ended January 31, 2003 to $11.6 million for the three months ended January 31, 2004 due to continuing cost management initiatives, elimination of certain expenses directly related to the restructurings of our operations, and to an overall reduction in employee headcount. In addition, during the second quarter of fiscal 2004 we received a refund of $0.6 million for the overpayment of employer taxes, which has been reflected as a reduction in selling, general and administrative expenses. We expect to incur significant selling, general and administrative expense related to anticipated future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization. Depreciation and amortization increased 12.5% from $2.4 million for the three months ended January 31, 2003 to $2.7 million for the three months ended January 31, 2004. This increase is primarily attributable to accelerated depreciation on certain capitalized software. As a percentage of total revenue, these costs increased from 10.3% for the three months ended January 31, 2003 to 13.4% for the three months ended January 31, 2004, primarily due to a 14.3% reduction in revenue during the three months ended January 31, 2004 as compared with the same period during fiscal 2003.

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items increased from $0.7 million for the three months ended January 31, 2003 to $0.8 million for the three months ended January 31, 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Three Months Ended January 31,
	2004	2003

	(in thousands)
Exit and other costs	$700	$(113)
Separation agreements of former CEO and CFO	204	658
Workforce reductions	61	—
Reserve adjustments	(132)	(250)
Impairment charges, including recovery on assets held for sale	—	408

Total	$833	$703

During the three months ended January 31, 2004, we incurred $0.5 million of costs to exit our disposable calling card business. Remaining fiscal second quarter 2004 charges incurred include $0.2 million in impaired lease costs and $0.2 million in executive separation charges, which are partially offset by $0.1 million in net reversals of employee severance costs.

For the three months ended January 31, 2003, we incurred restructuring, severance, impairment and other charges of $0.7 million. These included the following: $0.4 million relating to a lease termination of one our New Jersey locations; $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business; and $0.1 million in severance for a former employee of Net2Phone. As an offset to these items, we recorded a favorable mark-to-market adjustment of $0.6 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation decreased 18.5% from $2.7 million for the three months ended January 31, 2003 to $2.2 million for the three months ended January 31, 2004 primarily due to a $1.3 million charge taken during the three months ended January 31, 2003, relating to the discount

Back to Contents

amortization of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001, which has been eliminated through the winding down of our ADIR subsidiary. The $3.8 million of ADIR unamortized deferred compensation, which remained at the close of fiscal 2003, was written off as a component of other income, net during the first quarter of fiscal 2004 as a result of the termination of all ADIR employees. See ADIR Technologies, Inc. (note 11.) This decrease was partially offset by a greater increase in our stock price at January 31, 2004, as compared with the change in our stock price during the same period end last year. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore, those repriced options that are vested and unexercised, must be marked-to-market each quarter. For the three months ended January 31, 2004 and 2003, we recorded a charge of $1.9 million and $1.0 million, respectively, of compensation expense related to these repriced options. If our stock price increases, we will continue to incur charges over the vesting period with respect to repriced options until those options are exercised. As a percentage of total revenue, Non-cash compensation costs decreased from 11.7% for the three months ended January 31, 2003 to 10.9% for the three months ended January 31, 2004 primarily due to the impact of the aforementioned fiscal second quarter ADIR charge.

Non-cash services. Expense related to the receipt of services to be paid for through the issuance of Class A shares of $2.3 million were recorded during fiscal second quarter 2004. This expense was recorded for the first time based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A Stock to IDT at the time we enter into a definitive agreement, with vesting retroactive to October 29, 2003. This charge represents the market value of 0.4 million Class A shares, which were accrued during the second quarter ended January 31, 2004. It is anticipated that these shares will be issued upon execution of a definitive agreement and subsequently released from escrow on October 29, 2004. Until such release, these shares and others subsequently accrued will be marked to market as required by variable accounting rules. See Related Party Transactions (note 5).

Income (loss) from operations. Loss from operations was $10.0 million for the three months ended January 31, 2003 as compared to $10.9 million for the three months ended January 31, 2004. This increase is primarily due to new non-cash services expense incurred for the first time during the three months ended January 31, 2004 and to an inventory obsolescence charge taken this quarter, net of cost savings realized in remaining direct and selling, general and administrative expenses.

Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents, which is partially offset by interest expense incurred on long-term obligations. Interest income increased 16.7% from $0.6 million for the three months ended January 31, 2003 to $0.7 million for the three months ended January 31, 2004. This increase is primarily a result of higher cash balances generated by the issuance of 14 million common shares on November 25, 2003.

Other income, net. Other income includes the losses or gains resulting from non-operating transactions. Other income increased from a nominal loss recorded during the three months ended January 31, 2003 to $0.7 million of income recorded for the three months ended January 31, 2004. This increase is primarily attributable to a $0.5 million recovery of a customer receivable and to a lesser extent a mark-to-market credit on Net2Phone shares held by Deutsche Bank, which serve to reduce our overall debt obligation to Deutsche Bank.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, leases, and sales of equity securities. For the most part our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the six months ended January 31, 2004 and 2003.

	Six Months Ended January 31,
	2004	2003

	(in thousands)
Net cash (used in) provided by operating activities	$(13,089)	$6,400
Net cash used in investing activities	(35,914)	(4,771)
Net cash provided by (used in) financing activities	59,741	(601)

Net increase in cash and cash equivalents	$10,738	$1,028

Back to Contents

As of January 31, 2004, we had total cash, cash equivalents, restricted cash, and marketable securities of $138.8 million and working capital of $107.4 million. Of the $138.8 million, $0.6 million in short term restricted cash and $25.2 million in long term restricted cash, cash equivalents, and marketable securities, was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. Those restricted funds are classified as restricted cash, cash equivalents and marketable securities-long term on our balance sheet. Net cash provided by operating activities was $6.4 million during the six months ended January 31, 2003, compared with $13.1 million used in operating activities during the six months ended January 31, 2004. The decrease in cash flow provided by operating activities is primarily due to the receipt of $19.5 million in the first quarter of fiscal 2003 from the settlement of litigation with Cisco Systems. This decrease was partially offset by significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities was $4.8 million during the six months ended January 31, 2003, as compared to net cash used in investing activities of $35.9 million for the six months ended January 31, 2004. This increase in cash used in investing activities is primarily due to more cash being available subsequent to our issuance of 14 million common shares during the second quarter of fiscal 2004. Our capital expenditures decreased from $3.4 million for the six months ended January 31, 2003 to $2.9 million for the six months ended January 31, 2004 as Net2Phone Global Services has completed the majority of its expansion of our domestic and international network infrastructure. We anticipate that capital expenditures will significantly increase as Net2Phone Cable Telephony acquires fixed assets to build its infrastructure and deploy equipment related to contract obligations entered into with cable operators.

Net cash provided by (used in) financing activities increased from $(0.6) million for the six months ended January 31, 2003 to $59.7 million for the six months ended January 31, 2004. This change is due primarily to $58.7 million in net proceeds from the issuance of shares through an underwritten common stock offering at $4.50 per share on November 25, 2003. 10.5 million shares were issued to the public, an additional 1.0 million shares were issued as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares were purchased by IDT Corporation and Liberty Media Corporation, our controlling shareholders. We intend to use the net proceeds from the common share issuance for general corporate purposes, capital expenditures, and working capital, including funding our Net2Phone Cable Telephony business. To a lesser extent, the increase in cash provided by financing activities during the six months ended January 31, 2004 was due to $5.3 million in proceeds generated by stock option exercises. We do not maintain an interest in any off balance sheet financing vehicles.

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

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of January 31, 2004.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Capital lease obligations	$821	$821	$—	$—	$—
Operating leases	14,430	3,055	7,729	3,216	430
Other long term obligations	15,508	—	15,508	—	—

Total contractual obligations	$30,759	$3,876	$23,237	$3,216	$430

Back to Contents

Other Commercial Commitments	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Standby letters of credit	$23,003	$370	$22,161	$162	$310
Guarantees	—	—	—	—	—
Purchase commitments	560	560

	$23,563	$930	$22,161	$162	$310

Other long term obligations include a $15.5 million debt obligation to Deutsche Bank which matures in 2006.

Related Party Transactions

IDT Corporation

We continue to maintain significant business relationships with IDT Corporation and its affiliates (“IDT”), and IDT maintains a controlling ownership interest in us. In the three and six months ended January 31, 2004, we provided carrier services to IDT of $1.3 million and $2.6 million, respectively. In the three months and six months ended January 31, 2004, we purchased wholesale carrier services from IDT of $0.9 million and $1.9 million, respectively. In the three and six months ended January 31, 2003, we provided carrier services to IDT of $1.7 million and $2.8 million, respectively, and purchased wholesale carrier services from IDT of $2.8 million and $5.9 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, we recorded nominal sales of disposable calling cards to IDT affiliates for the three and six months ended January 31, 2004. In the three and six months ended January 31, 2003, we sold disposable calling cards to IDT affiliates totaling $1.4 million and $3.5 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three and six months ended January 31, 2004, we paid IDT $0.5 million and $1.0 million, respectively in facilities lease payments. In the three and six months ended January 31, 2003, we paid IDT $0.6 million and $1.2 million, respectively, in facilities lease payments.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative functions to IDT when we believe IDT can provide resources more efficiently and cost effectively than we could obtain from third party vendors or could do ourselves. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the fiscal second quarter of 2004, $11.5 million in securities were settled through IDT. On occasion, we provide services to IDT, based on the need for such services. Fees for services are negotiated on a cost recovery basis. During the three and six months ended January 31, 2004 we made payments totaling $0.08 million and $0.1 million, respectively, for such services. During the six months ended January 31, 2003, we made payments totaling $0.05 million for such services. No payments were made for these services during the three months ended January 31, 2003, as contract billing rates were in the process of being renegotiated at that time.

Back to Contents

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards, and facilities lease payments. At January 31, 2004 and July 31, 2003 we owed IDT $0.8 million and $1.1 million, respectively. The average balance we owed to IDT during the three and six months ended January 31, 2004 was $0.6 million and $0.5 million, respectively, compared with averages of $2.6 million and $1.2 million, respectively that was owed to IDT for the three and six months ended January 31, 2003.

During the three and six months ended January 31, 2004, IDT reimbursed Net2Phone Cable Telephony for project support services totaling $0.05 million and $0.1 million, respectively, while, in turn, incurring $0.04 million and $0.08 million, respectively, in carrier service charges from IDT relating to our cable telephony service offering for Liberty Cablevision of Puerto Rico. During the quarter ended January 31, 2004 Net2Phone Cable Telephony initiated nominal billing to IDT’s United Kingdom Global Limited subsidiary. No similar services were provided during the three and six months ended January 31, 2003.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A stock to IDT at the time the parties execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. During the second quarter of fiscal 2004, IDT provided telecommunication services to us under the terms of the MOU. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded a charge of $2.3 million to non-cash services related to this agreement during the three and six months ended January 31, 2004, which represents the fair value of the 0.4 million shares that IDT earned during the three months ended January 31, 2004. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 0.4 million shares have been included in the total number of Class A stock shares reported as issued and outstanding as of January 31, 2004 in our condensed consolidated financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of January 31, 2004. The parties’ efforts to establish detailed terms and conditions continue. We continue to anticipate that a definitive agreement will be executed.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, drawing on its resources as a licensed local, long distance and international telecommunications provider. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in many U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points. We believe that this agreement through the provision of carrier services, sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market enables us to improve the time-to-market, stability, scalability and security of our cable telephony services and allows us to more quickly attract and add customers. IDT provides Net2Phone Cable Telephony with these services at its incremental cost plus a five percent margin, which we believe is more favorable than what we would be able to receive from third parties. In exchange for such attractive pricing, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A stock to IDT at the time we enter into the definitive agreement, with vesting retroactive to October 29, 2003.

Agreement with Officer

Pursuant to an employment agreement with our then General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each closing date. Consequently, we reduced non-cash compensation by $0.2 million for the three and six months ended January 31, 2004, and we recorded non-cash compensation expense of $0.1 million and $0.3 million for the three and six months ended January 31, 2003, respectively, related to this agreement.

Back to Contents

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. (“Multi-Tech”), filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in favor of Net2Phone. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals.

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

Back to Contents

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 18, 2003. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated November 21, 2003:

(1)	Election of Directors:

Nominee	For	Withheld

Howard S. Jonas	80,506,659	3,796,467
Stephen M. Greenberg	80,561,779	3,738,347
James R. Mellor	82,170,483	2,132,643
Anthony G. Werner	80,532,403	3,803,123

(2)
Approval of an amendment to the Net2Phone, Inc. 1999 Amended and Restated Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares to an aggregate of 18,940,000 shares.

For	Against	Abstain	Non-Votes

61,212,154	6,318,009	1,852,855	14,920,108

(3)	Ratification of the selection of Ernst & Young, LLP as our independent auditors for the fiscal year ending July 31, 2004:

For	Against	Abstain

83,984,042	279,881	39,203

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

Back to Contents

Exhibit No.	Description

10.1	Memorandum of Understanding Re: Continuing Employment Agreement, effective January 8, 2004, between the Company and Bruce Shoulson.
10.2	Agreement, dated January 30, 2004, between the Company and Union Telecard Alliance, LLC.
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

NET2PHONE, INC.

Date: March 16, 2004	By: /s/ Stephen M. Greenberg Stephen M. Greenberg Chief Executive Officer

Date: March 16, 2004	By: /s/ Arthur Dubroff Arthur Dubroff Chief Financial Officer