Form 10-Q
period 2004-04-30
NET2PHONE INC
filed 2004-06-14
CIK 1086472

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26763

NET2PHONE, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	22-3559037
(State or Other Jurisdiction of Incorporation or Organization )	(I.R.S. Employer Identification No.)

520 Broad Street, Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

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

     As of June 4, 2004, the registrant had outstanding 46,708,589 shares of common stock, $.01 par value, and 28,913,250 shares of Class A common stock, $.01 par value.

     (The number of outstanding shares of Class A common stock does not include 6.9 million shares to be issued the date a definitive agreement is executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 5 to the Condensed Consolidated Financial Statements included herein.)

NET2PHONE, INC.

Back to Contents

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

NET2PHONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 30, 2004	July 31, 2003

	(unaudited)	(note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$10,336	$9,350
Restricted cash – short term	700	719
Marketable securities – current	104,185	60,554
Notes receivable from employees – current	—	910
Assets held for sale	573	320
Other current assets	11,124	11,662

Total current assets	126,918	83,515
Property and equipment, net	20,029	24,172
Restricted cash, cash equivalents and marketable securities – long term	21,535	23,488
Notes receivable from employees – long term	1,100	4,990
Deferred compensation	—	3,763
Other assets	4,186	4,718

Total assets	$173,768	$144,646

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,219	$2,502
Accrued expenses	11,125	15,438
Capital lease obligations – short term	310	3,079
Due to IDT	1,144	1,057
Other current liabilities	6,872	7,527

Total current liabilities	20,670	29,603
Other liabilities	1,089	1,825
Capital lease obligations – long term	—	708
Long-term obligations	16,954	16,170

Total liabilities	38,713	48,306

Minority interests	—	20,011
Stockholders' equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 50,070 and 34,632 shares issued.	500	346
Class A stock, $.01 par value; 37,924 shares authorized; 29,614 and 28,921 shares issued	296	289
Additional paid-in capital	938,632	874,077
Accumulated deficit	(766,846)	(760,486)
Accumulated other comprehensive income (loss)	(624)	226
Deferred compensation	(1,405)	(456)
Loans to stockholders	(1,259)	(1,394)
Treasury stock, at cost; 3,363 and 3,476 shares	(34,239)	(36,273)

Total stockholders’ equity	135,055	76,329

Total liabilities and stockholders’ equity	$173,768	$144,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Nine months ended April 30,		Three months ended April 30,

	2004	2003	2004	2003

Revenue	$61,667	$70,787	$21,451	$23,788
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization)	34,981	40,386	12,790	14,158
Selling, general and administrative	35,949	40,961	11,787	12,739
Depreciation and amortization	7,815	7,161	2,668	2,305
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	2,706	—	452	—
Non-cash compensation (attributable to selling, general and administrative)	(3,063)	7,058	(7,059)	2,709
Restructuring, severance, impairment and other items	1,449	7,584	421	1,708
Settlement of Cisco litigation	—	(58,034)	—	—

Total costs and expenses	79,837	45,116	21,059	33,619

Income (loss) from operations	(18,170)	25,671	392	(9,831)
Interest income, net	1,466	1,930	591	531
Other (loss) income, net	11,817	(67)	(1,445)	(73)

Income (loss) before minority interests	(4,887)	$27,534	(462)	$(9,373)
Minority interests	—	(60)	—	(84)

Net income (loss) available to common stockholders	(4,887)	$27,594	(462)	$(9,289)

Net income (loss) per common share–basic & diluted	$(0.07)	$0.46	$(0.01)	$(0.16)

Weighted average number of common shares used in the calculation of basic net income (loss) per common share	69,058	59,634	76,031	59,758

Weighted average number of common shares used in the calculation of dilutive net income (loss) per common share	69,058	59,711	76,031	59,758

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

Net2Phone, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended April 30, 2004

(in thousands)
	Common Stock		Class A Stock		Additional Paid-In Capital	Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Loans to Stockholders	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount						Shares	Amount

Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329
Net income for the nine months ended April 30, 2004						(4,887)						(4,887)
Foreign currency translation							(36)					(36)
Unrealized loss on marketable securities, net							(814)					(814)

Comprehensive income												(5,737)
Issuance of Common Stock in follow-on public offering	14,000	140			58,504							58,644
Treasury share funding of 401K Plan						(1,473)				(113)	2,034	561
Conversion of Class A stock to common stock	8	—	(8)	—								—
Exercise of stock options	1,270	13			5,424							5,437
Issuance of stock bonuses to employees	160	1			2,586			(1,496)				1,091
Shares which may be released to IDT per memorandum of understanding			701	7	2,699							2,706
Repayment of loan by stockholder									64			64
Variable accounting adjustment to repriced stock options					(4,658)			4,658				—
Forgiveness of loan to stockholder									71			71
Amortization of deferred compensation								(4,111)				(4,111)

Balance at April 30, 2004	50,070	$500	29,614	$296	$938,632	$(766,846)	$(624)	$(1,405)	$(1,259)	3,363	$(34,239)	$135,055

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended April 30,

	2004	2003

Operating activities:
Net (loss) income	$(4,887)	$27,594
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,815	7,161
Non-cash compensation	(3,062)	7,058
Non-cash services	2,706	—
Gain on buyout of minority interests	(12,182)	—
Restructuring, severance, impairment, and other non-cash items	3,441	7,747
Non-cash gain on litigation settlement	—	(38,929)
Minority interests	—	(60)
Changes in assets and liabilities	(6,944)	(12,297)

Net cash used in operating activities	(13,113)	(1,726)

Investing activities:
Purchases of property and equipment	(4,258)	(4,592)
Purchases of marketable securities	(303,806)	(41,033)
Buyout of remaining ADIR minority interests	(496)	—
Proceeds from the sale of marketable securities	259,499	43,331
Other	(7)	354

Net cash used in investing activities	(49,068)	(1,940)

Financing activities:
Proceeds from issuance of common stock	58,644	—
Payments of capital lease obligations	(4,234)	(1,509)
Proceeds from exercise of stock options	5,437	294
Proceeds from repayment of employee loans	670	115
Other	2,650	394

Net cash provided by (used in) financing activities	63,167	(706)

Net increase/(decrease) in cash and cash equivalents	986	(4,372)
Cash and cash equivalents at beginning of period	9,350	41,226

Cash and cash equivalents at end of period	$10,336	$36,854

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

2. Common Stock Offering

On November 25, 2003, we issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT Corporation and Liberty Media Corporation, our controlling shareholders. We received net proceeds of $58.6 million as a result of the offering. We have used, and intend to use, the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding our cable telephony business.

3. Stock-Based Compensation

Options

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, we apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock option plans and, accordingly, non-cash compensation cost is recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter. In addition, non-cash compensation cost is also recognized for stock options granted if the exercise price is less than the fair market value of our common stock. The non-cash compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value based method of SFAS No. 123, to stock-based employee compensation for the three and nine months ended April 30, 2004 and 2003.

Back to Contents

	Nine Months Ended April 30,		Three Months Ended April 30,
	2004	2003	2004	2003

(in thousands, except per share amounts)
Net Income (loss), as reported	$(4,887)	$27,594	$(462)	$(9,289)
Add: Stock option-related employee compensation expense included in reported net income (loss)	(4,201)	2,434	(7,564)	1,324
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	4,373	14,412	226	3,872

Pro forma net income (loss)	$(13,461)	$15,616	$(8,252)	$(11,837)

Basic and diluted net income (loss) per share, as reported	$(0.07)	$0.46	$(0.01)	$(0.16)

Basic and diluted net income (loss) per share, pro forma	$(0.19)	$0.26	$(0.11)	$(0.20)

     Restricted Stock Grants

During the three and nine months ended April 30, 2004 we granted 275,515 and 297,141 restricted shares of Net2Phone common stock, respectively, to officers, employees and a consultant under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restricted shares vest equally over the four years following the date of grant. Total non-cash compensation relating to restricted shares granted was $0.2 million, for both the three and nine months ended April 30, 2004. Deferred compensation totaled $1.4 million as of April 30,2004. Of all the total restricted shares granted during the nine months ended April 30, 2004, 17,529 shares have been issued and are outstanding as of such date. We expect to issue the remaining shares during the fourth quarter of fiscal 2004.

     Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. Based on our stock price at April 30, 2004, we reversed $7.6 million and $4.5 million of previously recognized non-cash compensation expense related to these repriced options for the three and nine months ended April 30, 2004, respectively. For the three and nine months ended April 30, 2003 we recorded $1.0 million and $1.4 million, respectively, of non-cash compensation expense relating repriced options. As our share price changes from period to period, we will record market adjustments related to these price variations over the vesting period, until these options are exercised.

Back to Contents

4. Earnings Per Share

Shares issuable upon the exercise of stock options and warrants, and contingently issuable shares, are excluded from the calculation of earnings per share if their inclusion would be antidilutive. Stock options of 9.7 million shares for the three and nine months ended April 30, 2004, as well as stock options of 10.8 million shares and 8.9 million shares for the three and nine months ended April 30, 2003, respectively, and restricted shares of 275,515 and 297,141, respectively, for the three and nine months ended April 30, 2004, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive. The weighted average number of common shares outstanding for computing dilutive earnings per share for the nine months ended April 30, 2003, includes 77,000 shares for the assumed conversion of dilutive stock options. 6.2 million shares of the 6.9 million Class A common stock to be issued in connection with the IDT telecommunications services agreement (see note 5) have been excluded from the calculation of earnings per share for the three and nine months ended April 30, 2004, as they have not yet been released to IDT and their inclusion would be antidilutive.

5. Related Party Transactions

Our strategic investors include IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, LLC, which is our controlling shareholder. IDT and Liberty Media, directly and through their ownership of NTOP Holdings, LLC, hold 40.2 percent of our outstanding capital stock, and 56.7 percent of our stockholder vote as of June 4, 2004.

IDT Corporation

We continue to maintain significant business relationships with IDT Corporation and its affiliates (“IDT”), and IDT maintains a controlling ownership interest in us. In the three and nine months ended April 30, 2004, we provided carrier services to IDT of $0.7 million and $3.2 million, respectively. In the three months and nine months ended April 30, 2004, we purchased wholesale carrier services from IDT of $1.0 million and $2.8 million, respectively. During the three and nine months ended April 30, 2003, we provided carrier services to IDT of $2.8 million and $5.7 million, respectively, and purchased wholesale carrier services from IDT of $2.0 million and $8.0 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended April 30, 2004 and sales of just $1.1 million were recorded for the nine months ended April 30, 2004. In the three and nine months ended April 30, 2003, we sold disposable calling cards to IDT affiliates totaling $1.6 million and $5.1 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three and nine months ended April 30, 2004, IDT charged us $0.5 million and $1.4 million, respectively, for leasing their facilities. In the three and nine months ended April 30, 2003, IDT charged us $0.5 million and $1.7 million, respectively, in facilities lease costs. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the three months and nine months ended April 30, 2004, $22.0 million and $33.5 million, respectively, in securities purchases and sales were settled through IDT. During the three and nine months ended April 30, 2003, $10.1 million in securities sales were settled through IDT.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we will receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development.  Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services.  The agreement has a two-year term, which can be terminated with 30 days notice by either party upon a material breach of the agreement, or with 90 days notice at the discretion of either party.  We are currently negotiating other service agreements with IDT.  For example, we currently pay IDT $10,000 a month for tax services, and are now finalizing a Tax Services Agreement to memorialize this arrangement. During the three and nine months ended April 30, 2004 we incurred fees totaling $0.2 million and $0.3 million, respectively, for all such services. During the three and nine months ended April 30, 2003, we incurred fees totaling $0.09 million and $0.1 million for such services.

Back to Contents

On occasion, we provide services to IDT, based on the need for such services. During the three and nine months ended April 30, 2004, we charged IDT reimbursement fees for project support services totaling $0.05 million and $0.2 million, respectively. We charged IDT $0.2 million in reimbursement fees for project support services during the three and nine months ended April 30, 2003.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards, and facilities lease payments. At both April 30, 2004 and July 31, 2003, we owed IDT $1.1 million. The average balance we owed to IDT during the three and nine months ended April 30, 2004 was $1.1 million and $0.7 million, respectively, compared with averages of $2.1 million and $1.3 million, respectively, that was owed to IDT for the three and nine months ended April 30, 2003.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreement has been executed as of June 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU and continued to provide these services and benefits in the third quarter of fiscal 2004. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $0.5 million and $2.7 million to non-cash services provided by IDT related to this agreement during the three and nine months ended April 30, 2004, respectively, which represents the market value of the 0.3 million and 0.7 million shares that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 0.7 million shares we may release from escrow for services received from IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of April 30, 2004, in our condensed consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points.

Liberty Media Corporation

On October 17, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC (“NCT”) and Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement NCT is to provide cable telephony services to LCV’s customers, and NCT will act as LCV’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that would facilitate these telecommunication services. We recorded $1.4 million in revenue from LCV during the third quarter of fiscal 2004 of which $1.3 million reflects infrastructure and related technology components installed during the quarter that are necessary for LCV to broadly distribute our services. We expect to widen our service offerings to an increased number of LCV’s customers beginning in the fourth quarter of fiscal 2004.

Back to Contents

Agreement with Officer

Pursuant to an employment agreement with our then General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each fiscal quarter end. Accordingly, there was no non-cash compensation related to this agreement for the three months ended April 30, 2004. Non-cash compensation was reduced by $0.2 million for the nine months ended April 30, 2004. We recorded non-cash compensation expense of $0.1 million and $0.4 million for the three and nine months ended April 30, 2003, respectively, related to this agreement.

6. Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2003	$45	$181	$226
Change during the period	(814)	(36)	(850)

Balance at April 30, 2004	$(769)	$145	$(624)

7. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc., (“Multi-Tech”) filed suit against us and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in our favor. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals, which was denied on March 31, 2004.

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

Back to Contents

8. Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

	Nine Months Ended April 30,		Three Months Ended April 30,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Exit and other costs	$1,023	$1,828	$157	$43
Separation agreements of former CEO and CFO	945	2,967	529	972
Workforce reductions	163	3,736	48	86
Impairment charges, including recovery on assets held for sale	(253)	1,852	—	—
Reserve adjustments	(429)	(2,799)	(313)	607

Total	$1,449	$7,584	421	$1,708

Exit and Other Costs

For the nine months ended April 30, 2004, we incurred exit and other costs of $1.0 million, which included $0.4 million in costs to exit our disposable calling card business, $0.5 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and costs to close an overseas office. During the three months ended April 30, 2004, we recorded $0.2 million in costs related to losses on office leases we have exited.

For the nine months ended April 30, 2003, we incurred exit and other costs of $1.8 million. These expenses include the following charges: $1.2 million related to losses on terminated office leases and settlements on various business obligations, $0.2 million in severance costs related to the closing of our office in Florida, a $0.5 million charge relating to the sale of our web-based banner advertising business in fiscal 2002, and $0.1 million in severance payments to a former employee, which were offset by a $0.2 million favorable mark-to-market adjustment relating to the proceeds owed to former shareholders of a business we purchased in fiscal 2000 and discontinued during fiscal 2001. During the three months ended April 30, 2003, we recorded $0.2 million in charges relating to office lease terminations, which was almost entirely offset by the above referenced favorable mark-to-market adjustment.

Separation Agreements of Former CEO and CFO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and us, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from us and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with us. The aggregate principal amount of Mr. Balter’s borrowing from Net2Phone and ADIR was $4.4 million. In addition, we had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. We repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of Mr. Balter’s consulting arrangement and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $0.05 million and $0.2 million for the three and nine months ended April 30, 2004, respectively and $0.06 million and $1.8 million for the three and nine months ended April 30, 2003, respectively.

Back to Contents

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and us, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with us and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options outstanding at that time, 232,000 options were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from us was $1.5 million. We agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of this agreement, there were charges of $0.1 million and $0.4 million for the three and nine months ended April 30, 2004 and 2003, respectively. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on January 24, 2002. Under certain circumstances, we are required to guarantee to IDT that those shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. During the three and nine months ended April 30, 2004, we recorded a mark-to-market adjustment of $0.4 million, relating to this guarantee, in effect reinstating previously recorded separation agreement expense as our stock price fell below the $5.20 per share guaranteed value. During the three and nine months ended April 30, 2003, we recorded mark-to-market adjustments of $0.1 million and $0.2 million, respectively, relating to this guarantee, reducing previously recorded separation agreement expense.

In April 2003, Norman Klugman, our former Chief Operating Officer, announced his intention to resign and terminate his employment with us. The three months ended April 30, 2003 reflect a $0.8 million charge related to a severance agreement reached with Mr. Klugman, who waived all his rights under his employment agreement.

Workforce Reductions

During the nine months ended April 30, 2004, we incurred workforce reduction costs totaling $0.2 million relating to severance expense for six employees whose jobs were either consolidated or eliminated.

On October 24, 2002, we announced that we were reorganizing and streamlining our operations teams in order to better serve our businesses and customers. This initial effort laid the foundation for establishing our current two wholly owned operating subsidiaries, Net2Phone Global Services and Net2Phone Cable Telephony. This consolidation reduced our staff by approximately 20%, or 63 employees. As a result of this initial restructuring, for the nine months ended April 30, 2003, we recorded a charge of $3.7 million related to terminated employees.

Impairment Charges, Including Recovery on Assets Held For Sale

We purchased equipment early in fiscal 2002 that we expected would eventually be deployed in our network. However, we subsequently determined that we would not deploy this equipment and, therefore, initiated a plan to sell these assets in the secondary equipment market. During the fourth quarter of fiscal 2003, we determined that we would sell these assets. Accordingly, we reviewed their carrying value and determined that a write down to their net realizable value of $0.3 million was required. During the three months ended October 31, 2003, we recovered $0.3 million of previously written off equipment. We expect to sell the remaining assets by the end of fiscal 2004.

In the first quarter of fiscal 2003 we incurred impairment charges of $1.4 million related to elimination of various equipment and network build-outs. In the second quarter of fiscal 2003 we incurred a charge of $0.4 million for the write-off of capitalized software relating to the de-emphasis of our carrier services business.

Reserve Adjustments

During the nine months ended April 30, 2004, $0.4 million in net reserves were reversed primarily due to the execution of sublease agreements at more favorable terms than originally estimated and to adjustments to employee termination agreements and subsequent decisions to retain certain employees. During the three months ended April 30, 2004, $0.3 million of previously recorded reserves were reversed due to the execution of subleasing agreements at more favorable terms than originally estimated.

Back to Contents

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

Reserve Summary

The following table summarizes the remaining reserve balances related to restructuring, severance, impairment and other items:

	Balance at July 31, 2003	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance at April 30, 2004

	(in thousands)
Exit and Other Costs
Net2Phone Global Services	$3,192	$1,023	$(2,102)	$(318)	$(257)	$1,538
Corporate and Other	152	—	23	(181)	7	1

Total	3,344	1,023	(2,079)	(499)	(250)	1,539
Separation Agreements of Former CEO and CFO

Corporate and Other	793	945	(851)	(495)	—	392

Total	793	945	(851)	(495)	—	392
Workforce Reductions
Net2Phone Global Services	288	137	(355)	87	(113)	44
Corporate and Other	359	26	(359)	40	(66)	—

Total	647	163	(714)	127	(179)	44
Impairment Charges, Including Recovery on Assets Held for Sale
Net2Phone Global Services	—	(253)	—	253	—	—

Total	—	(253)	—	253	—	—
Total Restructuring, Severance, Impairment, and Other Items
Net2Phone Global Services	3,480	907	(2,457)	22	(370)	1,582
Corporate and Other	1,304	971	(1,187)	(636)	(59)	393

Total	$4,784	$1,878	$(3,644)	$(614)	$(429)	$1,975

Back to Contents

9. Business Segment Information

We announced on June 9, 2003, a planned change in our corporate structure. This plan was approved by the Board of Directors and has been implemented. We created two wholly owned operating subsidiaries. Net2Phone Global Services (NGS), includes our International Communication Services division (ICS) and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. Net2Phone Cable Telephony (NCT), includes employees dedicated to providing cable telephony solutions to cable services operators. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. The operating results of our business segments are distinguishable and are regularly reviewed by executive management.

We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss) depreciation and amortization, minority interests, other income, interest income, non-cash compensation, non-cash services provided by IDT, gain from litigation, inventory obsolescence expense, restructuring, severance, impairment and other items, and non-recurring selling, general and administrative expenses. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added. Operating results presented for our business segments are as follows:

		Nine Months Ended April 30,		Three Months Ended April 30,
		2004	2003	2004	2003

		(in thousands)
NGS Revenue		$60,138	$70,253	$20,058	$23,601
Segment income		3,725	1,621	1,252	325

NCT
Revenue		1,439	32	1,381	—
Segment loss		(6,593)	(6,008)	(2,382)	(2,105)

Corporate & Other
Revenue		90	502	12	187
Segment loss		(6,007)	(5,758)	(1,996)	(1,328)

Total
Revenue		$61,667	$70,787	$21,451	$23,788

Segment (loss)		(8,875)	(10,145)	(3,126)	(3,109)
Add/(Deduct):
Depreciation and amortization		(7,815)	(7,161)	(2,668)	(2,305)
Inventory obsolescence		(556)	—	—	—
Other SG&A expense		168	(415)	—	—
Gain on settlement of Cisco litigation		—	58,034	—	—
Restructuring and other charges		(1,449)	(7,584)	(421)	(1,708)
Non-cash compensation		3,063	(7,058)	7,059	(2,709)
Non-cash services		(2,706)	—	(452)	—
Interest income, net		1,466	1,930	591	531
Other (income) loss, net		11,817	(67)	(1,445)	(73)
Minority interest		—	60	—	84

Consolidated net income as reported	$	(4,887)	$27,594	$(462)	$(9,289)

Back to Contents

	April 30, 2004	July 31, 2003

Total Assets
NGS	$38,509	$38,995
NCT	8,283	13,445
Corporate & Other	126,976	92,206

Total	$173,768	$144,646

10. ADIR Technologies, Inc.

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

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was $3.4 million. As a result, we recorded non-cash other income of $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding shares of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of ADIR and Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed, all remaining options were forfeited and all ADIR employees terminated, we wrote off $3.8 million in unamortized deferred compensation as a component of other income, net in the first quarter of fiscal 2004. Following this transaction, we are now the sole shareholder of ADIR. As a result, in addition to the aforementioned non-cash, non-recurring $2.9 million gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional non-cash, non-recurring other income of $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

Back to Contents

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

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Our strategic investors include IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, LLC, which is our controlling shareholder. IDT and Liberty Media, directly and through their ownership of NTOP Holdings, LLC, hold 40.2 percent of our outstanding capital stock, and 56.7 percent of our stockholder vote as of June 4, 2004.

We announced on June 9, 2003, our plan to create Net2Phone Global Services and Net2Phone Cable Telephony and operate our business units under these two separate organizations. Our plan, which was approved by the Board of Directors in July 2003, is intended to provide our shareholders and the investment community with a clearer picture of Net2Phone’s operations and the ability to understand the value elements of our two business lines. Net2Phone Global Services delivers VoIP telephony services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable operators a complete suite of services, enabling them to deliver residential phone service to their customers having comparable quality, features and functionality to that offered by traditional telephone companies. We provided segment reporting of the results of these two separate business lines for the first time in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, as the businesses were segregated in the fourth quarter of fiscal 2003 and we began delivering services through these two business units on August 1, 2003.

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

Back to Contents

To date, we have not recognized significant revenue from our Net2Phone Cable Telephony business. We expect to continue to incur significant costs and capital expenditures to fund the expected growth of this business. The revenue and expense associated with our Net2Phone Cable Telephony business will depend on the number of customers and contracts we establish and the type of service we provide to our customers. While we are currently in various stages of negotiations with a number of potential customers, each customer has different financial, operational and technical requirements, and, therefore, the time to finalize particular relationships will vary based upon the individual requirements of the respective customers. We believe that we have the ability to deliver dial tone within a 90-day period with most U.S. cable operators. In actuality, however, the implementation period will vary from customer to customer depending upon their respective requirements, the time required to negotiate definitive agreements, the time required for individual customers to implement engineering plans and install hardware and operating systems. We cannot predict with certainty that we will reach definitive agreements with any customers we are currently in discussions with within a particular time period, or at all. While we expect this business will initially adversely affect the profitability of our company as a whole, we believe the business will contribute to our earnings in the future as it achieves scale. We cannot predict when this will happen, or be certain that it will happen at all.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded a charge of $0.5 million and $2.7 million, respectively, to non-cash services related to this agreement during the three and nine months ended April 30, 2004, which represents the market value of the 0.3 million and 0.7 million shares that we may release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.The 0.7 million shares have been included in the total number of our Class A common stock shares reported as issued and outstanding as of April 30, 2004, in our condensed consolidated financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of June 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. See “Related Party Transactions” below.

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

Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2003

Results of Operations

Revenue.    Our revenue is derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased 12.9% from $70.8 million for the nine months ended April 30, 2003 to $61.7 million for the nine months ended April 30, 2004. Prior to the current fiscal year, we significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenue was primarily driven by these actions as well as a significant reduction in our sales of disposable calling cards, a line of business we discontinued in the second quarter of fiscal 2004. Disposable calling cards generated low-margin revenue of $7.0 million during the nine months ended April 30, 2003, compared to $1.1 million during the nine months ended April 30, 2004. We have been focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card and Prefix Dialing services, which we are pursuing through Net2Phone Global Services, and cable telephony services, which we are pursuing through Net2Phone Cable Telephony.

Back to Contents

Direct cost of revenue.    Our direct cost of revenue consists primarily of network costs associated with carrying our customers' traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. However, during the third quarter of fiscal 2004, Net2Phone Cable Telephony recorded $1.2 million in installation costs relating to its Cable Telephony Production Agreement with Liberty Cablevision of Puerto Rico, LLC. Overall direct costs of revenue decreased 13.4% from $40.4 million for the nine months ended April 30, 2003 to $35.0 million for the nine months ended April 30, 2004. As a percentage of total revenue, these costs decreased from 57.1% for the nine months ended April 30, 2003 to 56.7% for the nine months ended April 30, 2004. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions, despite a $0.6 million inventory obsolescence charge taken during the second quarter of fiscal 2004, from a more efficiently structured and utilized network, and from more aggressively priced termination contracts. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, general and administrative.    Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 12.4% from $41.0 million for the nine months ended April 30, 2003 to $35.9 million for the nine months ended April 30, 2004 due to continuing cost management initiatives, elimination of certain expenses directly related to the restructurings of our operations and to an overall reduction in employee headcount. In addition, during the second quarter of fiscal 2004 we received a refund of $0.6 million for the overpayment of employer taxes, which has been reflected as a reduction in selling, general and administrative expenses. We expect to incur significant selling, general and administrative expense related to the future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization.    Depreciation and amortization increased 8.3% from $7.2 million for the nine months ended April 30, 2003 to $7.8 million for the nine months ended April 30, 2004, due to increased depreciation on certain capitalized software. As a percentage of total revenue, these costs increased from 10.1% for the nine months ended April 30, 2003 to 12.6% for the nine months ended April 30, 2004. This increase is due primarily to a 12.9% decrease in revenue during the nine months ended April 30, 2004 as compared with the nine months ended April 30, 2003.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).    During the nine months ended April 30, 2004, we recorded an expense of $2.7 million related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. This charge represents the market value of 0.7 million Class A common shares which were accrued during the nine months ended April 30, 2004. It is anticipated that these shares will be issued upon execution of definitive agreements, and will be held in escrow to secure IDT’s performance obligations, and, subsequently, released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. Until such release, these shares and others subsequently accrued will be marked to market as required by variable accounting rules. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation decreased from $7.1 million for the nine months ended April 30, 2003 to a net expense reduction of $3.1 million for the nine months ended April 30, 2004. The fiscal 2004 amount reflects the reversal of $4.5 million of previously recognized non-cash compensation expenses related to our repriced options, due to a decline in our stock price on April 30, 2004 compared to our stock price on July 31, 2003. This reversal was partially offset by $1.4 million of non-cash compensation expense primarily generated by grants of restricted shares under our 1999 Amended and Restated Stock Option and Incentive Plan and the funding of our 401K plan through a company stock match program. For the nine months ended April 30, 2003 we recorded a charge of $1.4 million related to these repriced options. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised. Another factor related to the decrease in non-cash compensation expense is a $3.3 million charge taken during the nine months ended April 30, 2003 relating to the discount amortization of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001, which was fully amortized during fiscal 2003 as a result of the termination of all ADIR employees. The $3.8 million of ADIR unamortized deferred compensation, which remained at the close of fiscal 2003, was written off as a component of other income, net during the first quarter of fiscal 2004 as a result of the termination of all ADIR employees. See ADIR Technologies, Inc. (note 10).

Back to Contents

Restructuring, severance, impairment and other items.    Restructuring, severance, impairment and other items decreased from $7.6 million for the nine months ended April 30, 2003 to $1.4 million for the nine months ended April 30, 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Nine Months Ended April 30,
	2004	2003

	(in thousands)
Exit and other costs	$1,023	$1,828
Separation agreements of former CEO and CFO	945	2,967
Workforce reductions	163	3,736
Impairment charges, including recovery on assets held for sale	(253)	1,852
Reserve adjustments	(429)	(2,799)

Total	$1,449	$7,584

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned as we began to implement an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. As we continue to execute our plan, we are realizing lower costs and identifying more attractive revenue opportunities. While the majority of our restructuring costs were incurred during fiscal 2001 and 2002, we continued to incur these costs during fiscal 2003 and 2004. Those expenses within these charges that required cash outlays were funded through current operations.

During the nine months ended April 30, 2004, we incurred a $0.4 million charge to exit our disposable calling card business, recorded various impaired lease and settlement costs totaling $0.6 million, recorded executive separation charges of $0.9 million and employee separation costs of $.2 million. Partially offsetting these charges were net reserve reversals of $0.4 million, and a $0.3 million recovery of equipment that was previously written off.

During the nine months ended April 30, 2003, we incurred significantly higher restructuring, severance, impairment and other charges of $7.6 million, as we implemented a restructuring plan to consolidate the development and support for our projects for both our core business and our broadband effort within one unit working on standards-based solutions that service the entire organization. These charges for the nine months ended April 30, 2003 included $3.7 million in employee termination charges and $3.0 million in executive separation charges, as well as $1.8 million primarily related to impaired lease costs. We also incurred $1.9 million in impairment charges primarily related to the elimination of various equipment and network build-outs. During the nine months ended April 30, 2003, we also reversed $2.8 million of previously recorded reserves. These adjustments resulted primarily from the reversal of previously recognized costs, which were realized through settlement agreements with vendors and related to cancellation charges.

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

Back to Contents

Income (loss) from operations.    Loss from operations was $18.2million for the nine months ended April 30, 2004 as compared to income from operations of $25.7 million for the nine months ended April 30, 2003. This change is primarily due to the net gain of $58.0 million that we realized from the settlement of our Cisco litigation, which we recorded during the first quarter of fiscal 2003. Excluding this one time gain, we would have realized a loss from operations, for the nine months ended April 30, 2003 totaling $32.3 million, which when compared with our loss from operations during the nine months ended April 30, 2004, reflects a reduction in our overall loss from operations of $14.1 million or 43.7%. This decrease is attributable to a $10.1 million decrease in non-cash compensation expense, a $6.2 million decrease in restructuring expenses, and to our overall cost reduction programs, which have yielded a leaner, more efficient cost structure. These reductions were partially offset by new expenses that were incurred during fiscal 2004, such as non-cash services expense.

Interest income, net.    Interest income consists primarily of interest earned on cash and cash equivalents, which is partially offset by interest expense incurred on long-term obligations. Interest income decreased 21.1% from $1.9 million for the nine months ended April 30, 2003 to $1.5 million for the nine months ended April 30, 2004. This decrease is primarily a result of the lower average cash balances held during the first four months of fiscal 2004 relative to the same period last year, and to incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources” that was executed during the fourth quarter of fiscal 2003.

Other income, net.    Other income includes the losses or gains resulting from non-operating transactions. Other income increased from a $0.07 million loss recorded during the nine months ended April 30, 2003 to $11.8 million income recorded for the nine months ended April 30, 2004. This increase is primarily attributable to the non-cash, non-recurring $12.2 million gain realized from the buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004. Partially offsetting this gain, is a mark-to-market adjustment related to Net2Phone shares held by Deutsche Bank of $0.8 million based on a decrease in our stock price at quarter end. These shares may serve to reduce our overall debt obligation to Deutsche Bank, however the amount of reduction in the debt obligation that these shares will provide us, will vary according to the price of our stock.

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Results of Operations

Revenue.     Our revenue is derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased 9.7% from $23.8 million for the three months ended April 30, 2003 to $21.5 million for the three months ended April 30, 2004. The revenue decline was primarily driven by a reduction in our sales of disposable calling cards, a line of business we discontinued in the second quarter of fiscal 2004, which generated low-margin revenue of $1.7 million during the three months ended April 30, 2003, compared to no revenue during the three months ended April 30, 2004. Another factor in the revenue decline was a general reduction in revenue generated by our U.S. Consumer, Carrier and International Communications Services divisions, which was driven by overall competitive market pricing pressures. The decrease in revenue was partially offset by $1.4 million in revenue generated by Net2Phone Cable Telephony during the third quarter of fiscal 2004 primarily related to the sale of infrastructure and technology components to Liberty Cablevision of Puerto Rico, LLC.

Direct cost of revenue.    Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services, although during the third quarter of fiscal 2004 Net2Phone Cable Telephony recorded $1.2 million in installation costs, it’s first significant direct costs, relating to its Cable Telephone Production contract with Liberty Cablevision of Puerto Rico, LLC. Direct cost of revenue decreased 9.9% from $14.2 million for the three months ended April 30, 2003 to $12.8 million for the three months ended April 30, 2004. As a percentage of total revenue, these costs decreased slightly from 59.7% for the three months ended April 30, 2003 to 59.5% for the three months ended April 30, 2004. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Back to Contents

Selling, general and administrative.    Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 7.1% from $12.7 million for the three months ended April 30, 2003 to $11.8 million for the three months ended April 30, 2004 due to continuing cost management initiatives, elimination of certain expenses directly related to the restructurings of our operations, and to an overall reduction in employee headcount. We expect to incur significant selling, general and administrative expense related to anticipated future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization.    Depreciation and amortization increased 17.4% from $2.3 million for the three months ended April 30, 2003 to $2.7 million for the three months ended April 30, 2004. This increase is primarily attributable to accelerated depreciation on certain capitalized software. As a percentage of total revenue, these costs increased from 9.7% for the three months ended April 30, 2003 to 12.6% for the three months ended April 30, 2004, primarily due to a 9.7% reduction in revenue during the three months ended April 30, 2004 as compared with the same period during fiscal 2003.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).    During the three months ended April 30, 2004, we recorded an expense of $0.5 million related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. This expense, which was recorded for the first time in fiscal second quarter 2004, was based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby,in exchange for attractive pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. This charge represents the market value of 0.3 million Class A common shares, which were accrued during the third quarter ended April 30, 2004, as well as a favorable mark-to-market adjustment recorded on the accumulated shares vested during the prior quarter. It is anticipated that these shares will be issued upon execution of a definitive agreement and will be held in escrow to secure IDT’s performance obligations, and, subsequently, released from escrow on October 29, 2004. Until such release, these shares and others subsequently accrued will be marked to market as required by variable accounting rules. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative).    Non-cash compensation decreased from $2.7 million for the three months ended April 30, 2003 to a net expense reduction of $7.1 million for the three months ended April 30, 2004. The fiscal 2004 amount reflects the reversal of $7.6 million of previously recognized non-cash compensation expenses, related to our repriced options due to a decline in our stock price on April 30, 2004 compared to our stock price on January 31, 2004. This reversal was partially offset by $0.5 million of non-cash compensation expense primarily generated by grants of restricted shares under our 1999 Amended and Restated Stock Option and Incentive Plan and the funding of our 401K plan through a company stock match program. For the three months ended April 30, 2003, we recorded a charge of $1.0 million, of compensation expense related to these repriced options. Another factor related to this decrease is a $1.1 million charge taken during the three months ended April 30, 2003, relating to the discount amortization of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001, which was fully amortized during fiscal 2003 as a result of the termination of all ADIR employees. The $3.8 million of ADIR unamortized deferred compensation, which remained at the close of fiscal 2003, was written off as a component of other income, net during the first quarter of fiscal 2004 as a result of the termination of all ADIR employees. See ADIR Technologies, Inc. (note 10.)

Restructuring, severance, impairment and other items.    Restructuring, severance, impairment and other items decreased from $1.7 million for the three months ended April 30, 2003 to $0.4 million for the three months ended April 30, 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Three Months Ended April 30,
	2004	2003

	(in thousands)
Exit and other costs	$157	$43
Separation agreements of former CEO and CFO	529	972
Workforce reductions	48	86
Impairment charges, including recovery on assets held for sale	—	—
Reserve adjustments	(313)	607

Total	$421	$1,708

Back to Contents

During the three months ended April 30, 2004, we incurred $0.4 million of restructuring, severance, impairment and other charges, which include $0.2 million in new impaired lease costs and nominal employee separation costs, and $0.5 million in executive separation charges, which are partially offset by $0.3 million in reversals of previously recorded reserves due to completion of subleasing agreements at more favorable terms than originally estimated.

For the three months ended April 30, 2003, we incurred restructuring, severance, impairment and other charges of $1.7 million. These included the following: $1.0 million in executive separation costs, a charge of $0.5 million for continued costs associated with unutilized circuits $0.2 million relating to various office lease termination costs, and $0.1 million in employee severance costs. Additionally, in accordance with SFAS 146, in the third quarter of fiscal 2003, we increased our reserve related to exited lease space by $0.1 million based on a review of all related costs. Partially offsetting these items, we recorded a favorable mark-to-market adjustment of $0.2 million relating to the proceeds owed to former shareholders of an operation we purchased in fiscal 2000 and discontinued during fiscal 2001.

Income (loss) from operations.    Loss from operations was $9.8 million for the three months ended April 30, 2003 as compared to income from operations of $0.4 million recorded for the three months ended April 30, 2004. This change is primarily due to a reversal of $9.8 million in non-cash compensation expense and cost savings achieved in direct costs and selling, general and administrative expenses, partially offset by non-cash services expense, which was first incurred during the three months ended January 31, 2004.

Interest income, net.    Interest income consists primarily of interest earned on cash and cash equivalents, which is partially offset by interest expense incurred on long-term obligations. Interest income increased 20% from $0.5 million for the three months ended April 30, 2003 to $0.6 million for the three months ended April 30, 2004. This increase is primarily a result of higher cash balances generated by proceeds received from the issuance of 14 million common shares on November 25, 2003.

Other income (loss), net.    Other income (loss), net includes the losses or gains resulting from non-operating transactions. Other income increased from a net loss of $0.07 million recorded during the three months ended April 30, 2003, to a loss of $1.4 million recorded for the three months ended April 30, 2004. This increase is primarily attributable to a mark-to-market adjustment taken on Net2Phone shares held by Deutsche Bank, based on a decrease in our stock price at quarter end.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities and sales of equity securities. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances. We do not maintain an interest in any off balance sheet financing vehicles.

The following table provides our cash flow data for the nine months ended April 30, 2004 and 2003.

	Nine Months Ended April 30,
	2004	2003

	(in thousands)
Net cash used in operating activities	$(13,113)	$(1,726)
Net cash used in investing activities	(49,068)	(1,940)
Net cash provided by (used in) financing activities	63,167	(706)

Net increase (decrease) in cash and cash equivalents	$986	$(4,372)

Back to Contents

As of April 30, 2004, we had total cash, cash equivalents, restricted cash, and marketable securities of $136.8 million and working capital of $106.2 million. Of the $136.8 million, $22.2 million in restricted cash, cash equivalents, and marketable securities, was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.9 million of marketable securities held by the bank. The letters of credit expire on August 4, 2006. Those restricted funds are classified as restricted cash, cash equivalents and marketable securities-long term on our balance sheet. We generated negative cash flow from operating activities of $1.7 million during the nine months ended April 30, 2003, compared with net cash used in operating activities of $13.1 million during the nine months ended April 30, 2004. The increase in cash flow used in operating activities is primarily due to the receipt of $19.5 million in the first quarter of fiscal 2003 from the settlement of litigation with Cisco Systems. This increase was partially offset by significantly reduced operating costs, and favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities was $1.9 million during the nine months ended April 30, 2003, as compared to net cash used in investing activities of $49.1 million for the nine months ended April 30, 2004. This increase in cash used in investing activities is primarily due to more cash being available for investment following our issuance of 14 million common shares during the second quarter of fiscal 2004. Our capital expenditures decreased slightly from $4.6 million for the nine months ended April 30, 2003 to $4.3 million for the nine months ended April 30, 2004. However, we anticipate that capital expenditures will significantly increase as Net2Phone Cable Telephony acquires fixed assets to build its infrastructure and deploy equipment related to contract obligations it may enter into with cable operators.

Net cash provided by (used in) financing activities increased from $(0.7) million for the nine months ended April 30, 2003 to $63.2 million for the nine months ended April 30, 2004. This change is due primarily to $58.6 million in net proceeds from the issuance of shares through an underwritten common stock offering at $4.50 per share on November 25, 2003. 10.5 million shares were issued to the public, an additional 1.0 million shares were issued as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares were purchased by IDT Corporation and Liberty Media Corporation, our controlling shareholders. We have used, and intend to use, the net proceeds from the common share issuance for general corporate purposes, capital expenditures, and working capital, including funding our Net2Phone Cable Telephony business.

We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits in the foreseeable future. We believe that as the expected growth of our Net2Phone Cable Telephony subsidiary accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of April 30, 2004.

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
			(in thousands)

Capital lease obligations	$317	$317	$—	$—	$—
Operating leases	13,686	3,066	7,488	3,025	107
Other long term obligations	16,954	—	16,954	—	—

Total contractual obligations	$30,957	$3,383	$24,442	$3,025	$107

Back to Contents

	Payments Due by Period

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years		After 5 years
			(in thousands)
Standby letters of credit	$22,153	$618	$21,063		$472		$—
Guarantees	367	—	367		—		—
Purchase commitments	854	854	—		—		—

					472		—

	$23,374	$1,472	$21,430	$		$

Other long term obligations include a $17.0 million debt obligation to Deutsche Bank which matures in 2006. Market gains on shares held by Deutsche Bank will serve to reduce our overall obligation if our stock price increases above a pre-established price. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $20.9 million of marketable securities held by the bank.

Related Party Transactions

Our strategic investors include IDT Corporation, a leading global telecommunications provider, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, LLC, which is our controlling shareholder. IDT and Liberty Media, directly and through their ownership of NTOP Holdings, LLC, hold 40.2 percent of our outstanding capital stock, and 56.7 percent of our stockholder vote as of June 4, 2004.

IDT Corporation

We continue to maintain significant business relationships with IDT Corporation and its affiliates (“IDT”), and IDT maintains a controlling ownership interest in us. In the three and nine months ended April 30, 2004, we, provided carrier services to IDT of $0.7 million and $3.2 million, respectively. In the three months and nine months ended April 30, 2004, we purchased wholesale carrier services from IDT of $1.0 million and $2.8 million, respectively. During the three and nine months ended April 30, 2003, we provided carrier services to IDT of $2.8 million and $5.7 million, respectively, and purchased wholesale carrier services from IDT of $2.0 million and $8.0 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended April 30, 2004 and sales of just $1.1 million were recorded for the nine months ended April 30, 2004. In the three and nine months ended April 30, 2003, we sold disposable calling cards to IDT affiliates totaling $1.6 million and $5.1 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three and nine months ended April 30, 2004, IDT charged us $0.5 million and $1.4 million, respectively, for leasing their facilities. In the three and nine months ended April 30, 2003, IDT charged us $0.5 million and $1.7 million, respectively, in facilities lease costs. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the fiscal third quarter of 2004, $22.0 million in securities purchases and sales were settled through IDT. During the three months and nine months ended April 30, 2004, $22.0 million and $33.5 million, respectively, in securities purchases and sales were settled through IDT. During the three and nine months ended April 30, 2003, $10.1 million in securities sales were settled through IDT.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we will receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development.  Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services.  The agreement has a two-year term, which can be terminated with 30 days notice by either party upon a material breach of the agreement, or with 90 days notice at the discretion of either party.  We are currently negotiating other service agreements with IDT.  For example, we currently pay IDT $10,000 a month for tax services, and are now finalizing a Tax Services Agreement to memorialize this arrangement. During the three and nine months ended April 30, 2004, we incurred fees totaling $0.2 million and $0.3 million, respectively, for all such services. During the three and nine months ended April 30, 2003, we incurred fees totaling $0.09 million and $0.1 million for such services.

Back to Contents

On occasion, we provide services to IDT, based on the need for such services. During the three and nine months ended April 30, 2004, we charged IDT reimbursement fees for project support services totaling $0.05 million and $0.2 million, respectively. We charged IDT $0.2 million in reimbursement fees for project support services during the three and nine months ended April 30, 2003.

The due from (to) IDT balances represent net amounts due from (to) IDT to (by) us principally for wholesale carrier services, sales of disposable cards, and facilities lease payments. At both April 30, 2004 and July 31, 2003, we owed IDT $1.1 million. The average balance we owed to IDT during the three and nine months ended April 30, 2004 was $1.1 million and $0.7 million, respectively, compared with averages of $2.1 million and $1.3 million, respectively, that was owed to IDT for the three and nine months ended April 30, 2003.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreement has been executed as of June 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU and continued to provide these services and benefits in the third quarter of fiscal 2004. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $0.5 million and $2.7 million to non-cash services related to this agreement during the three and nine months ended April 30, 2004, respectively, which represents the market value of the 0.3 million and 0.7 million shares that we may release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 0.7 million shares we may release from escrow to IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of April 30, 2004, in our condensed consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points.

Liberty Media Corporation

On October 17, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC (“NCT”) and Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement NCT is to provide cable telephony services to LCV’s customers, and NCT will act as LCV’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that would facilitate these telecommunication services. We recorded $1.4 million in revenue from LCV during the quarter ended April 30, 2004, of which $1.3 million reflects infrastructure and related technology components installed during the quarter that are necessary for LCV to broadly distribute our services. We expect to widen our service offerings to an increased number of LCV’s customers beginning in the fourth quarter of fiscal 2004.

Back to Contents

Agreement with Officer

Pursuant to an employment agreement with our then General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each fiscal quarter end. Accordingly, there was no non-cash compensation related to this agreement for the three months ended April 30, 2004. Non-cash compensation was reduced by $0.2 million for the nine months ended April 30, 2004. We recorded non-cash compensation expense of $0.1 million and $0.4 million for the three and nine months ended April 30, 2003, respectively, related to this agreement.

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not materially exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Our reported financial results may vary significantly based upon fluctuations in our stock price. Our long-term obligation with Deutsche Bank changes based upon our stock price. If our stock price decreases, this will increase our overall obligation. If our stock price increases, this will decrease our overall obligation. In addition, we have repriced stock options and granted restricted shares that require variable accounting treatment and, therefore must be marked-to-market each quarter based on their current market value.

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

Back to Contents

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. (“Multi-Tech”), filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in the suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in favor of Net2Phone. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals, which was denied on March 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Back to Contents

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

Exhibit No.	Description

10.1	Intellectual Property Legal Services Agreement, dated as of January 1, 2004, between the Company and IDT Corporation
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

We furnished a report on Form 8-K dated March 10, 2004 reporting under Item 12 our press release regarding our earnings for the quarter ended January 31, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET2PHONE, INC.

Date: June 14, 2004	By:	/s/ Stephen M. Greenberg
Stephen M. Greenberg Chief Executive Officer

Date: June 14, 2004	By:	/s/ Arthur Dubroff
Arthur Dubroff Chief Financial Officer