Form 10-K
period 2004-07-31
NET2PHONE INC
filed 2004-10-14
CIK 1086472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2004, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-26763

NET2PHONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3559037
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

520 Broad Street
Newark, New Jersey 07102
(Address of principal executive offices, including zip code)

(973) 438-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant on January 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $316.6 million. On such date, the last sale price of registrant’s common stock was $6.33 per share.

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 7, 2004, was 47,498,630 shares of common stock and 28,911,750 shares of Class A common stock. (The number of outstanding shares of Class A common stock does not include 6.9 million shares we expect to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 14 to the Consolidated Financial Statements included herein.)

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

Our fiscal year ends on July 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending July 31 of the calendar year indicated (for example, fiscal 2004 refers to the fiscal year ended July 31, 2004). Unless the context requires otherwise, references to “we,” “us,” “our,” “Net2Phone” and the “Company” refer to Net2Phone, Inc. and its consolidated subsidiaries.

Item 1. Business

Company Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, communications services. We began operations in 1995 as a division of IDT Corporation, or IDT, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world, including cable telephony services. We utilize our VoIP technology to transmit digital voice communications over managed data networks and the Internet. Since 1996, we have carried billions of VoIP minutes worldwide.

Our corporate structure is primarily organized around two wholly owned operating subsidiaries:

•
Net2Phone Global Services delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies.

•
Net2Phone Cable Telephony offers broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

Substantially all of our revenue has been, and is currently, derived from Net2Phone Global Services. Through Net2Phone Global Services, we offer a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world. During the past thirty months, we have focused Net2Phone Global Services on higher margin opportunities in deregulating telecommunications markets. Additionally, we have eliminated low margin services, such as disposable calling cards in the U.S., and significantly reduced our workforce. Although these measures have resulted in consistent quarterly declines in revenue until recently, our gross margin has exceeded 40 percent for the past thirteen quarters and our expenses have significantly declined. While we have never generated income from operations (other than as a result of a litigation settlement in 2003) and Net2Phone Global Services reported significant segment losses prior to fiscal 2003, Net2Phone Global Services has achieved increasing segment income over the past two fiscal years. For more information regarding our segment operating results, see Note 21 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

We are actively marketing cable telephony services to a wide array of cable operators in the U.S., Europe and Latin America who we believe may be more likely to buy our services than to build their own cable telephony service. On October 22, 2003, following a successful trial period, Net2Phone Cable Telephony signed its first customer contract with Liberty Cablevision of Puerto Rico, Inc., which is an affiliate of one of our strategic investors, Liberty Media Corporation, to exclusively deploy and manage Liberty Cablevision of Puerto Rico’s residential cable telephony offering. In May 2004, Liberty Cablevision of Puerto Rico expanded its offering to reach its entire footprint of over 300,000 homes passed. Since signing our first cable customer in 2003, several other cable operators have selected us to provide their customers with cable telephony. As of October 13, 2004, Net2Phone Cable Telephony has over 7,000 cable telephony subscribers.

Back to Contents

Our strategic investors include IDT, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which, as of October 7, 2004, holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is currently the controlling member of NTOP Holdings, through which it effectively controls us. In November of 2003, we closed an underwritten common stock offering, through which, in addition to the 11.5 million shares purchased by the public and our underwriters, 1.25 million shares were purchased by each of IDT and Liberty Media. Including the 1.25 million shares IDT purchased in the offering and an additional 0.3 million shares of our common stock held directly by IDT, as of October 7, 2004, IDT controls 56.3 percent of our aggregate voting power. We have also entered into a Memorandum of Understanding with IDT, described in more detail in Note 14 of our Consolidated Financial Statements included herein, which calls for us to issue an additional 6.9 million shares of our Class A common stock to IDT upon entering into definitive telecommunications services agreements with IDT. Assuming these 6.9 million shares are issued, IDT will control 61.4 percent of our aggregate voting power based on our outstanding stock on October 7, 2004.

Industry Overview

The VoIP industry has grown dramatically from the early days of calls made through personal computers. Technology research firm JupiterResearch predicts that VoIP telephony services will grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009. VoIP is an alternative technology that can replace services provided by the traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the VoIP provider.

The growth of VoIP has been and continues to be driven primarily by:

•	increasing consumer demand worldwide for lower cost phone service;

•	improved quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

•	continuing domestic and international deregulation, opening new market opportunities for VoIP services;

•	new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

•	growing demand for long distance communication services driven by the increased mobility of the global workforce.

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

Cable Telephony Market

Telephony represents a significant revenue growth opportunity for cable operators. In-Stat/MDR projects that the number of cable telephony subscribers worldwide will grow to over 19 million in 2007. In-Stat/MDR further projects that worldwide cable telephony services revenue will increase from $3.7 billion in 2003 to

Back to Contents

over $6 billion in 2007. The following table provides an estimate of worldwide cable telephony subscribers through 2007 (subscribers in thousands):

	2001	2002	2003	2004	2005	2006	2007

North America	1,745	2,430	2,795	3,420	4,115	5,060	5,830
Europe	3,710	5,370	5,935	6,670	7,455	8,140	8,680
Rest of World	550	935	1,440	2,235	3,130	4,185	5,420

Total Subscribers	6,005	8,735	10,170	12,325	14,700	17,385	19,930

Source: In-Stat/MDR, November 2003; subscribers include those receiving cable telephony through traditional circuit-switched and VoIP services.

With the addition of cable telephony, cable operators can offer their subscribers a bundle of telephone, television and high speed Internet services, referred to as the “triple play” of voice, video and data services. We believe cable operators will accelerate the bundling of telephone service into their existing video and data offerings in order to:

•	generate a new source of revenue;

•	improve customer retention;

•	compete with local residential telephone providers that bundle high speed DSL Internet access with telephone service; and

•	compete with satellite television services, some of which are partnering with residential telephone providers to provide a bundled voice, video and data offering.

Cable operators currently have two distinct technologies that they can employ to offer cable telephony services: constant bit rate technology and VoIP technology. Constant bit rate technology utilizes the circuit-switched network currently used in traditional phone service. VoIP technology permits cable operators to implement and offer telephony services comparable to those offered by traditional telephone service providers, at costs below those associated with constant bit rate technology. VoIP cable telephony services can use the public Internet to carry voice traffic or can employ a fully managed network. VoIP cable telephony services that use the public Internet can suffer from the data loss and transmission delays associated with the Internet. In contrast, by using a fully managed VoIP network that does not rely on the public Internet, VoIP operators, such as Net2Phone Cable Telephony, can give voice calls priority over data and video traffic or even reserve a dedicated channel for phone service on a cable operator’s network and significantly improve call quality. Several cable operators including Cablevision, Time Warner Cable, Comcast and Cox Communications have announced deployment of VoIP-based cable telephony as a new product offering.

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

Cable operators seeking to offer cable telephony by developing an in-house service must integrate several additional components with their existing systems, which requires substantial capital expense and technical expertise. Cable operators developing an in-house service must often engage in hiring, retraining and process reengineering to support telephony services. Full service VoIP telephony companies, such as Net2Phone, can provide cable operators the ability to outsource their cable telephony services, thereby reducing cable operators’ costs, time to market and risks associated with developing and maintaining an in-house cable telephony service.

Back to Contents

Our Products and Services

Net2Phone Global Services

We offer a variety of VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers around the world, primarily through local resellers. Our centrally managed platform supports a full range of consumer and corporate hardware products and services that enhance quality, lower costs and improve ease of use and management. The devices and calling cards we offer allow users to access our VoIP platform to make low cost calls to anywhere in the world. Below are the key products and services offered by Net2Phone Global Services:

•
Enterprise Solutions. We provide a suite of VoIP products and services targeting small and medium-sized enterprises. Our Max Private Voice Network, or Max PVN, allows business customers to utilize their existing broadband connections to place free calls among their corporate offices and their primary business contacts, such as customers and suppliers. Our Max PVN and several of our other products also allow enterprises to access our VoIP platform to make low cost VoIP calls to anywhere in the world. Our Maxline product extension is designed for inbound calling to a device located anywhere in the world using a US Toll-free, US local or UK toll free direct inward dial, or DID, phone number. The Maxline product was designed to offer enterprise customers around the world the opportunity to create an American (or UK) presence in order to open up new business opportunities and markets.

•
Calling Cards and Prefix Dialing. We sell rechargeable calling cards in the U.S. and internationally directly and through our resellers. We offer calling cards in over 130 countries that can be used to access our VoIP platform to make low cost local, long distance or international calls. We also offer a calling card that enables users to access our VoIP platform from 25 countries to make low cost calls. Additionally, we offer dial-around numbers, called “prefix codes,” similar to the “10-10” service prevalent in the U.S.

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

•
Broadband Telephony, including VoiceLineSM. We sell devices that can be plugged into a high speed connection anywhere in the world and allow users to be reached at the telephone number assigned to such devices. The devices also allow users to access our VoIP platform to make phone calls to anywhere in the world. Our VoiceLine service allows high-speed data providers to offer their subscribers residential broadband telephony solutions.

•
Carrier Services. We sell wholesale minutes through our VoIP network to other telecommunications providers. Through our VoIP network, we offer carriers what we believe is a low cost, high quality alternative for the transport and termination of voice and fax communications.

•	PC-to-Phone. We provide our PC-to-phone service to consumers globally through our website.

We are also evaluating and developing new products and service offerings to serve our target markets including: VoIP over wireless fidelity, or WiFi, integration and interoperability between our VoIP services and mobile devices, expanding our suite of enterprise services and operator code dialing services.

Net2Phone Cable Telephony

Taking advantage of our experience and leadership in VoIP services, we have developed a fully outsourced VoIP service offering that enables cable operators to provide VoIP-based residential telephone services. We believe our offering provides comparable features and functionality to that provided by traditional phone companies. Our platform utilizes a fully managed network and does not need to carry voice

Back to Contents

traffic over the public Internet, which may suffer from data loss and transmission delays, allowing us and our customers to provide voice quality equivalent to that provided by traditional phone companies.

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

We work with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Our service offering includes two primary products, CableLineSM and VoiceLineSM:

CableLineSM

Our CableLine service resembles traditional telephony in terms of service, quality, enhanced features, functionality and reliability, and is engineered to conform with PacketCable technical specifications set by CableLabs, a consortium of cable operators in the U.S. CableLine’s accompanying network management toolset enables fully managed end-to-end VoIP cable telephony service, guaranteeing quality from call inception through termination. Throughout each point in the network — the local cable HFC network, the IXC segment and the local termination — our CableLine solution delivers end-to-end guaranteed call quality, network availability and service management. CableLine is comprised of three components:

Planning and Deployment Services

We customize our service offering to capitalize on cable operators’ existing systems and processes. Our team works with cable operators’ engineers to design an optimal VoIP architecture that interfaces with the public switched telephone network, or PSTN. We project traffic volume and capacity requirements on the cable operators’ facilities, the PSTN and IP networks to develop a system that can handle peak demands across each segment. We also develop and document business processes and provide training and support to cable operators during the cable telephony service launch and on an ongoing basis.

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

•
Record Keeping Server. The record-keeping server is a real-time event messaging, collection, correlation and distribution database developed by us. The database stores the information generated by the call management server platform and the real-time assurance platform described below. The record-keeping server can be accessed by cable operator and Net2Phone operations personnel through a Web-based or software interface to analyze call information, which can then be employed to improve network functions and prevent possible future network problems. The record keeping server also stores all the usage information required for customer support, billing, back office and management functions.

•
Real-time Service Assurance Platform. The real-time assurance platform continually monitors the call management server platform and originates and terminates test calls across each cable, PSTN and IP entry and exit point to sample call quality and network availability.This information is collected and

Back to Contents

programmed by the cable operator and Net2Phone personnel to generate real-time alarms if actual performance metrics exceed predetermined thresholds. The result is that cable operators and Net2Phone can monitor call traffic and diagnose and resolve network problems in real-time, often before the telephone user notices any problem.

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

Telecommunications Administration

For some of our customers, and depending on the market, we order, provide and administer circuits for each phone line, and we establish agreements with both local and long distance telecommunications providers to terminate calls. We also acquire and manage a database of telephone numbers to assign to users in every geographic region of our customers. We believe IDT will be one of our significant suppliers of telecommunications services to our cable telephony business. For more information see “—Telecommunications Services Memorandum of Understanding with IDT” elsewhere in this Annual Report. Some of our customers may elect to manage these administrative functions directly, or we may outsource these services.

VoiceLineSM

We also offer VoiceLine, a broadband phone service that uses Session Initiation Protocol, or SIP, signalling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of high-speed data networks. VoiceLine allows high-speed data providers to offer their subscribers residential broadband telephony solutions. The VoiceLine service is a centrally managed and hosted telephony solution that supports local, long distance and international calling. It provides an end user with a local phone number for inbound calling, and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling and voice mail. Our VoiceLine service can also seamlessly integrate its front and back office systems, including its billing platform, into the operator’s infrastructure. This allows the operator to provision accounts, provide customer support, and create a unified bill for high-speed data, telecommunications and other services. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail.

Liberty Cablevision of Puerto Rico Agreement and Deployment

On October 22, 2003, we entered into a six-year agreement with Liberty Cablevision of Puerto Rico under which we are providing Liberty Cablevision of Puerto Rico with our cable telephony services. Liberty Cablevision of Puerto Rico passes, or could potentially serve, a total of approximately 300,000 homes and serves approximately 120,000 customers in 37 municipalities principally located in the Eastern, Central and Northern regions of the island of Puerto Rico.

Under the terms of the agreement, Liberty Cablevision of Puerto Rico maintains ownership of the customer, service brand and first level customer and technical support, while we support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support to deliver a fully managed VoIP service. We track and monitor voice quality and network performance metrics from start to finish and provide Liberty Cablevision of Puerto Rico with a full view into telephone calls routed over its network.

Back to Contents

Liberty Cablevision of Puerto Rico pays us an up-front license fee and an on-going monthly maintenance fee for each cable telephony subscriber line ordered by it. In addition, Liberty Cablevision of Puerto Rico reimburses us for equipment, as well as the telecommunications costs we incur, such as long distance and call termination fees, to provide the telephony service, plus a margin. Under the agreement, we commit to maintain defined quality levels. If we fail to do so, Liberty Cablevision of Puerto Rico will be entitled to service credits. As of October 13, 2004, there are over 7,000 Liberty Cablevision of Puerto Rico subscribers to our CableLine service.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

Leadership and Experience in VoIP.     We pioneered the development and commercial introduction of VoIP services and have a globally recognized brand name in the VoIP industry. We have a proven track record of quickly deploying and successfully managing our VoIP services around the world, across a variety of networks and technologies. Currently, our top sixteen engineering personnel responsible for integrating and deploying our services have an aggregate of over 240 years of telecommunications engineering experience, much of it gained at Bell Labs and IBM research laboratories. Over our nine-year history, our research and development team has created innovative new products, feature enhancements and applications to improve the performance and quality of our services. Our cable telephony service capitalizes on the call management and monitoring platform developed for Net2Phone Global Services and the lessons learned in developing VoIP services around the world.

Platform to Deliver Centrally Managed, High Quality and Low Cost Voice Services.     We provide our services through our centrally managed platform, which aggregates, provisions, rates, routes, monitors and bills phone calls in real-time. Our platform allows us to offer a comprehensive array of services meeting the varied needs of consumer, enterprise, cable and carrier customers. Through our platform, we track and manage calls to optimize voice quality. Our services support multiple technical standards and work on both dial-up and high-speed Internet connections. Furthermore, using a fully managed network that does not use the public Internet, Net2Phone CableLine processes calls to deliver them through the most efficient, cost effective and high quality routes, resulting in voice quality equivalent to that offered by traditional telephone companies. Our centrally managed platform allows us to increase the number of end users of our services, without significant additional capital expenditures generally associated with network build-outs.

Strategic Relationships.     We have established and expect to expand our strategic relationships with cable operators, equipment suppliers and telecommunications companies. Through our relationships with companies such as IDT, we are able to obtain access to high quality telecommunications services and networks at competitive prices. We believe our cable telephony platform, combined with our strategic relationships with companies such as IDT, together create a compelling and highly competitive cable telephony service offering.

Global Distribution Channels.     Net2Phone Global Services has developed and continues to expand and improve its global distribution channel that delivers low cost, high quality VoIP services to resellers around the globe. We deliver VoIP telephone services to businesses and consumers in over 130 countries through our global distribution network of over 500 resellers and other distribution channels. As countries continue to liberalize the regulation of their telecommunications services, we can employ our distribution network and capitalize on our existing reseller relationships to partner with incumbent telecommunications providers, well capitalized new entrants, large systems integrators or significant sales and marketing organizations.

Financial Strength.     We have a strong balance sheet, with $132.8 million in cash, cash equivalents, and marketable securities as of July 31, 2004, which includes $21.3 million in restricted cash, cash equivalents and marketable securities. Our financial strength allows us to pursue new VoIP opportunities, such as the cable telephony market, while at the same time growing our existing core business lines in targeted areas. In addition, our financial strength allows us to offer cable operators flexible strategic, operational and economic alternatives for deploying cable telephony in their territories.

Back to Contents

Our Strategy

Our strategy is to become the leading provider of VoIP telephony products and services in the markets we serve. The following are key elements of our strategy:

Capitalize on the Growth of VoIP Services and the Cable Telephony Market.     We believe Net2Phone Global Services and Net2Phone Cable Telephony are well positioned to take advantage of the expected growth of the VoIP services and cable telephony markets. Technology research firm JupiterResearch predicts that VoIP telephony services will grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009.

Target Small to Mid-sized Cable Operators in the U.S. and International Cable Operators.     Net2Phone Cable Telephony targets small to mid-sized cable operators in the U.S. and operators of all sizes in Europe and Latin America, who we believe may be more likely to buy our services than to build their own cable telephony service. These cable operators may not have the significant technical and financial resources required to develop an internal cable telephony solution, such as the personnel to support network operations, engineering, support and project management. We believe our service and our expertise in VoIP reduces cable operators’ costs, time to market and risks associated with developing and maintaining an in-house cable telephony service.

Offer Flexible Deployment and Economic Alternatives.     Net2Phone Cable Telephony offers cable operators a choice of strategic deployment and economic alternatives for our cable telephony offering. Depending on the particular market and financial position of each operator, we tailor our offer to fit within the business objectives and the available resources of each cable telephony opportunity. We can develop and integrate specific features and applications into our service, such as voice-mail, voice-activated dialing and Internet-based account management, which the operator can then offer to its subscribers to meet the operator’s strategic objectives. For resource and capital constrained operators, we offer alternatives that require a lower amount of human resources and financial investment by the operator.

Focus Net2Phone Global Services on Opportunities in Emerging Markets and New Service Offerings.     Net2Phone Global Services targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. We plan to continue to enhance our global distribution chain by securing new resellers with strong local sales and marketing channels. Our plan is to develop and integrate new services into our existing managed platform.

Sales and Marketing

Net2Phone Global Services

Net2Phone Global Services sells and markets our services through three divisions, each designed to focus on a specific market. The International Communication Services Division sells our services to resellers across the globe that have access to consumers and small to mid-sized businesses. Our Consumer Division sells our direct-to-consumer VoIP services. The Carrier Services Division sells wholesale minutes on our VoIP network to other telecommunications providers.

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

We initiate and manage relationships with our international resellers through a global marketing and sales force of 29 employees and additional consultants and sales representatives located in the U.S., South America, Europe, the Middle East and Asia. Although our resellers are generally responsible for all sales and marketing expenses, we assist in managing their marketing efforts. We are focusing our marketing efforts towards selecting resellers in markets undergoing telecommunications deregulation over the next three years.

Back to Contents

Using our platform, resellers can quickly and easily sell our products in their own countries. We enable our resellers to generate calling card accounts, create rate tables to support different markets, provide customized billing in multiple currencies and languages and offer customer support tools.

Consumer Division.     Our Consumer Division is comprised of broadband telephony, calling card services in the U.S. and our PC-to-phone service.

•
Calling Cards: We market our rechargeable pre-paid calling cards in the U.S. through traditional direct-response advertising in domestic publications. In addition, many customers enroll for calling card services on our web site. We also market through loyalty programs as well as through e-mail-based programs to existing customers, and other on-line advertising.

•	Broadband Telephony: We offer our broadband telephony service, including our VoiceLineSM product line, directly to consumers from our web site, www.net2phone.com.

•	PC-to-Phone Service: We provide our PC-to-phone service to consumers globally through our website.

Carrier Services Division.     We sell wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have attempted to limit our activity to selected carriers, particularly those with which we have bilateral carrier ageements. IDT was our largest traditional carrier customer in fiscal 2004, representing approximately 33.8 percent of our carrier revenue and, together with its affiliates, 7.2 percent of our total revenue.

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

We offer cable operators a range of services, strategic deployment and economic alternatives. We expect our cable telephony agreements to have terms of up to five years. Our primary business model, what we have previously called our hosted service, has the operator outsourcing the planning, development and aspects of the ongoing operation of cable telephony to us. We have seen limited interest in our franchise model, under which we buy back from the cable operator its cable telephony rights and subscribers at pre-negotiated periods and valuations. Under our hosted model, the cable operator collects revenue from its customers and pays us a fee on a per subscriber basis for providing our integrated services as well as ongoing maintenance and support fees. In some situations, this per subscriber fee is supplemented by, or, if the economic terms warrant, replaced by, a revenue sharing arrangement. In addition, in certain cases the cable operator reimburses us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling. In most cases, the cable operator is responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any regulatory costs associated with offering cable telephony. In some cases we are responsible for some of these services and the related expenses. In most cases, the cable operator is also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to its existing cable modem termination server. We bear the capital and operating expenses for the planning, design, procurement, deployment and operation of the VoIP cable telephony infrastructure. Our capital expenditures include the hardware and software costs of integrating our services and systems with the operator’s systems. Some operators may choose to purchase equipment directly from third parties.

Our fees on a particular contract will depend on a number of variables, including the size of the cable operator’s telephony footprint, its ability to sell cable telephony services to its customers, the complexity of

Back to Contents

the deployment, whether we or the operator is funding the purchase of certain equipment and whether we are providing telecommunications administration services.

Telecommunications Services Memorandum of Understanding with IDT

On October 29, 2003, we entered into a binding memorandum of understanding with IDT for the provision of telecommunications services to Net2Phone Cable Telephony. The memorandum of understanding memorializes IDT’s agreement to provide Net2Phone CableTelephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable and broadband telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and connect to IDT’s network at those points. We have agreed to issue to IDT 6.9 million shares of our Class A common stock at the time we enter into definitive agreements. When issued, the stock will be held in escrow and released to IDT in equal installments over five years. The stock held in escrow will secure IDT’s performance of its obligations under the agreement.

The memorandum of understanding requires us and IDT to use good faith efforts to enter into definitive agreements relating to these services. We are continuing to negotiate definitive agreements. The definitive agreements will have an indefinite term, however, either party may terminate the agreement upon 180 days notice, beginning 180 days prior to the fifth anniversary of the agreement. The memorandum of understanding was approved by an independent committee of our board of directors.

For more information relating to our relationship with IDT, please see Note 14 to our financial statements included elsewhere in this Annual Report.

Although we intend to use IDT as one of our primary providers for telecommunications services related to offering cable telephony, we have sole discretion to use other telecommunications services providers. We have used and may continue to use other providers in cases where they offer more competitive rates, in situations where IDT is not able to deliver the services we require or for other reasons as we deem strategically, operationally or financially appropriate.

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

Our platform monitors our process of digitizing and compressing voice into packets and transmitting these packets over data networks around the world. All call signaling is routed to a managed softswitch, which is a software-based system that manages call admission, call control, call rating and event recording and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony on-line device, the packets are sent to a gateway where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. We have hubs in the U.S., United Kingdom and Hong Kong which terminate voice traffic within particular regions. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the system.

Network Operations Center

Our Network Operations Center is located at our headquarters in Newark, New Jersey, and employs a staff of 14 people with experience in both voice and data operations to provide twenty four hour support to our operations and customers around the world. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.

Back to Contents

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

Interconnection Agreements

We are party to service agreements with several telecommunications providers, including Regional Bell Operating Companies, competitive local exchange carriers, foreign post, telephone and telegraph companies, Internet backbone providers and others. Pursuant to these agreements, we can transport VoIP packets to our hubs and terminate calls throughout the world.

Key Suppliers

We expect that IDT will be a significant supplier of telecommunications services to support our cable telephony business. For a more complete discussion of this agreement, see “—Telecommunications Services Memorandum of Understanding with IDT.”

We rely on one of our vendors, LG Electronics, to manufacture approximately fifty percent of the hardware devices sold by Net2Phone Global Services’ primarily through its International Communications Services division. We do not have a contract with LG Electronics, and, therefore, LG Electronics could stop providing us with these products with little or no prior notice. While we believe our relationship with LG Electronics is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace LG Electronics if necessary, this could take a period of time during which our hardware sales could be materially impacted, and this could impact our ability to service some of our customers for this period of time.

We also rely on one of our vendors, Level3 Communications, Inc., to deliver a suite of local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E911 emergency services and local number portability. By using Level3, we gain access to its telephone numbering resources, which expands the availability of our telephony products to cable operators.

Competition

Net2Phone Global Services

International Communication Services

Internationally, the competitive marketplace varies from region to region. In markets where telecommunications has been fully deregulated, the competition continues to increase. Generally, newly deregulated markets strive to allow new entrants to establish a foothold and offer competitive services

Back to Contents

relatively easily. Our competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

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

Some providers, such as Go2Call and DeltaThree, Inc., offer similar PC-to-phone services to ours. Other providers, such as Vonage Holdings Corp., Packet 8, AT&T, Verizon and Primus, compete with our VoiceLine service offering, and may become competitive with our International Communications Services offerings.

Carrier Services Division

Wholesale Internet telephony service providers, such as Teleglobe Corp. and iBasis, Inc. compete with our carrier services, and could become meaningful competitors to our International Communications Services group. We also compete with other wholesale communications providers, such as MCI, Global Crossing, IDT, Qwest Communications and Sprint.

Net2Phone Cable Telephony

Our ability to sell our cable telephony services may be limited by the fact that cable operators have and may in the future elect to develop and maintain their own internal cable telephony services instead of buying services from us.

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

We and cable operators seeking to provide telephony services directly to customers will face competition for subscribers from incumbent local exchange carriers, such as Verizon, Qwest, SBC Communications and competitive local exchange carriers that offer similar services. We expect that competition for telephony services will be primarily on the basis of price, quality, features, customer service and the ability to offer a bundled service offering of voice, data and video. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, high speed internet and video similar to those which cable operators may provide. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may adversely affect demand for our product.

Back to Contents

Research and Development

We operate two research and development facilities in our West Long Branch and Brick, New Jersey locations, where our employees are involved in research and development and related activities. These employees have technical expertise which covers areas including software, hardware, switching, security, voice compression, protocols, web applications, PC development, interactive voice response systems, next-generation signaling, firewalls and network address translations, engineering real-time online transactions, billing, network and call management and conferencing network monitoring and cable systems. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Our future success will depend, in part, on our ability to improve existing technology, to retain services of talented employees and to develop new products and services that incorporate leading technology.

Software development costs are our primary research and development expenditures. Such costs, which totaled $8.2 million in fiscal 2004, $5.4 million in fiscal 2003, and $11.2 million in fiscal 2002, are included in selling, general and administrative expenses.

Regulation

The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently largely unregulated within the United States, the United States Congress is considering several bills that would, if passed, impose new and additional regulations on providers of VoIP services, including us. In addition, several foreign governments have adopted or proposed laws and/or regulations that could be interpreted to restrict or prohibit the provision of VoIP services. Other countries, however, have begun to open their markets to competition from new Internet-based voice services. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on both our Net2Phone Global Services and Net2Phone Cable Telephony subsidiaries.

United States

In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered “telecommunications carriers” such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as “telecommunications carriers.” To date, the FCC has not imposed broad-based regulatory charges or traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined below.

Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access and other fees and charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation — the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a

Back to Contents

decrease in the costs of such facilities to traditional long distance telephone companies. An increase in our rates as a result of new FCC regulations could have a material adverse effect on our ability to compete with other carriers.

Among the VoIP-related proceedings recently before the FCC was a petition filed by AT&T on October 18, 2002, seeking a declaratory ruling from the FCC that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on AT&T’s phone-to-phone IP services. On April 21, 2004 the FCC ruled on AT&T’s petition that AT&T’s particular phone-to-phone service was a regulated telecommunications service and was therefore subject to access charges. On February 5, 2003 pulver.com filed a petition with the FCC seeking a declaratory ruling that its “Free World Dialup,” (which facilitates point-to-point broadband Internet protocol voice communications), is neither telecommunications nor a telecommunications service. On February 19, 2004 the FCC issued an order holding that Free World Dialup is more properly classified as an information service and not subject to regulations governing traditional telecommunications providers. In another proceeding, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage’s broadband Internet telephony service is an information service. As of October 14, 2004, the FCC has not ruled on this petition.

On March 10, 2004, the FCC opened a proceeding (Docket No. 04-36) to examine several regulatory and policy issues regarding the regulation of IP-enabled services (such as VoIP), technologies, and providers. This proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network and other telecommunications related fees and regulatory obligations. The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of access charges, regulatory fees, or universal service contributions would substantially increase our costs of serving our customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements. The FCC may also decline to preempt state regulation over IP-enabled services which may prompt imposition of additional regulation of VoIP on the state level. We cannot predict what regulations, or the extent of regulation, if any, the FCC may impose. The FCC has, however, explained that it intends to rely wherever possible on competition and apply discrete regulatory requirements only where such requirements are necessary to fulfill important policy objectives. We cannot predict when the FCC will issue a final decision, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC’s decision.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing, 911 emergency access and access requirements under the Communications Assistance for Law Enforcement Act, or CALEA. For instance, in a Further Notice of Proposed Rulemaking released February 20, 2002, the FCC has undertaken an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Net2Phone Cable Telephony is currently enabling 911 for Liberty Cablevision of Puerto Rico. Both Net2Phone Global Services and Net2Phone Cable Telephony may enable emergency access services for other cable clients or directly to consumer services. We expect to continue to develop technologies that may be able to support emergency access and enhanced emergency services.

On August 9, 2004, the FCC released a Notice of Proposed Rulemaking, or NPRM, to examine the applicability of CALEA on VoIP and broadband services. In the CALEA NPRM, the FCC made certain tentative conclusions that if adopted could impose CALEA obligations on VoIP and broadband services and providers such as Net2Phone and Net2Phone’s cable clients. Net2Phone has cooperated with law enforcement to ensure that our network enables these authorities to accomplish lawful interception of our services. However, complying with the full panoply of CALEA requirements may impose additional substantial costs on Net2Phone.

Back to Contents

In July 2004, the Internal Revenue Service issued an Advance Notice of Proposed Rulemaking to examine proposing regulations that would revise the existing Federal Excise Tax requirements to reflect changes in communications technologies that could impact us. Additionally, there are several amendments to the Internet Tax Freedom Act, or ITFA, pending in the federal legislature that aim to expressly exclude VoIP from the tax freedom enjoyed by Internet services under the ITFA. There are also at least two states (one of them New Jersey, where we have our headquarters) that have passed legislation that could be interpreted to impose taxes on VoIP services such as ours.

Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission, or CPUC, opened a docket to investigate whether it has jurisdiction to regulate VoIP services. On December 17, 2003, the CPUC closed its investigatory docket pending the outcome of the FCC’s various VoIP-related proceedings. The New York State Public Service Commission, or NYPSC, has ruled that another company’s particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has to date, however, declined to issue a broad regulatory policy related to all types of VoIP services. On May 24, 2004, the NYPSC found that another provider’s particular broadband VoIP service was a telecommunications service subject to New York telecommunications regulations. On July 16, 2004, a federal district court issued a preliminary injunction against the NYPSC pending outcome of relevant FCC proceedings. Following an investigative workshop held by the Florida Public Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections.

There are approximately 30 states and U.S. territories that have examined or are in the process of examining the regulatory status of VoIP to some extent. We have received letters from California, Washington, Wisconsin and Florida directing us to register as a telecommunications provider. We have responded to these letters by asserting that we are an information service and not a telecommunications provider and, therefore, are not subject to regulation under their laws. If the states require us to register as a telecommunications provider, we may become subject to significant additional fees and charges, although we may decide to challenge these charges or the regulations establishing them. There can be no assurance that these states, or others that may contact us in this regard, will accept our position or that our challenges will be successful.

VoIP over Broadband, such as Cable Modem Services

The regulatory status of cable VoIP could be affected by the state and federal legislative efforts and the FCC and court decisions in the proceedings discussed above. Net2Phone’s ability to provide cable telephony services to cable operators may also be influenced by federal and state regulations specific to Internet over cable (also known as cable modem services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component. Additionally, the FCC has found that information services are interstate in nature, thus falling out of the regulatory purview of the states. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit issued its opinion in Brand X Internet Services v. FCC, reversing the FCC’s prior ruling that cable modem services do not contain a separate telecommunications component and remanded the issue back to the FCC for further proceedings consistent with the court’s decision. The court’s decision was based on procedural grounds. The FCC, U.S. Solicitor General, and several cable companies have appealed the Ninth Circuit’s ruling to the U.S Supreme Court. We cannot predict whether the Supreme Court will hear the appeal. Until the FCC acts on the Ninth Circuit

Back to Contents

ruling, the regulatory status of cable modem services remains unchanged. Presently, the decision may add uncertainty to the regulatory treatment of cable facilities used to provide information services such as VoIP and as to whether states may attempt to impose any regulations on the telecommunications component of cable modem services.

The FCC is engaged in several other proceedings to examine the regulatory treatment of cable modem services and other broadband technologies such as DSL that may indirectly affect the market for our cable telephony service. Although the FCC has maintained apro-competitive regulatory policy for cable modem and broadband services, Net2Phone cannot predict the impact that market forces and regulatory developments might have on its business and operations related to our cable telephony solutions.

On the state and local levels, regulators may try to impose additional franchise fees and requirements on cable operators seeking to offer cable telephony within the state. While federal laws limit the extent of state and local regulation over cable networks used to offer telecommunications services, states may nevertheless attempt regulation. The FCC is also examining the role, if any, of state and local governmental authorities in regulating cable modem and broadband services in general. Where state or local regulators impose additional requirements on cable providers that offer voice or cable modem services, this may create disincentives for cable operators to deploy these services and, in turn, materially decrease market demand for Net2Phone’s cable telephony solution.

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

International

The regulatory treatment of IP communications outside the United States varies significantly from country to country. Net2Phone operates on a global scale. The regulations we are subject to in many jurisdictions change from time to time, and they may be difficult to obtain in a timely manner and to interpret as applied to new technologies. This is especially true for developing markets. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote considerable resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. Other countries, however, are beginning to take a more structured approach to regulating VoIP. For instance, in 2002 the European Union, or EU, adopted several directives that revamp the existing EU telecommunications policies and regulations (Directives). The EU Directives, collectively referred to as the New Regulatory Framework (NRF), require Member States to adopt laws that implement the provisions of the NRF and that promote its key objectives, which include fostering competition and innovation, liberalizing markets and simplifying market entry; promoting the single European market and the interest of citizens.

While the European Commission (EC) monitors and supervises the Member States of the EU to ensure they properly apply the provisions of the Directives, the primary responsibility for implementing the provisions of specific EU legislation lies with the legislatures and regulatory authorities of the Member States. Accordingly, although Member States are required to adhere to the EU laws, Member States may not take a uniform approach toward a particular service such as VoIP. Moreover, one of the key tenants of the NRF is technological neutrality, which means that a given service should in theory be subject to the same kind of regulation, regardless of the technological platform or network over which the service is delivered. The level of regulation in a given situation will depend principally on market analysis conducted by each regulatory

Back to Contents

authority. The heaviest regulatory burden will fall on providers that are found to hold a dominant position on the relevant market. Certain consumer protection, quality of service and public safety obligations may be imposed on providers of publicly available voice services, even if the providers do not hold a dominant position on the market.

There is considerable uncertainty as to how this last aspect of the NRF would apply to providers of VoIP services such as Net2Phone. Currently, we intend to offer our cable telephony platform, and other services, in several EU countries, including France, Belgium, Luxemburg and Ireland. Under the new regulatory framework, we cannot guarantee that these or other EU Member States where we may elect to do business will refrain from imposing additional regulations on our VoIP services as they implement and interpret the NRF. The EU and several Member States, including Ireland, have issued consultation documents requesting industry comments on the applicability of aspects of the NRF to various VoIP services in their respective countries. Net2Phone cannot predict the outcome of these consultations or the manner in which Member States will implement the NRF with respect to VoIP services such as ours.

Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to, among other things, apply for the same types of licenses and pay the same regulatory fees as traditional telecommunications service providers in those countries. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP communications services. We believe that while increased prohibitions and restrictions could materially threaten our ability to provide services, the lifting of prohibitive regulations in a country generally will enable us to expand our services and presence in that country. On the other hand, in countries where there exists substantial regulatory uncertainty with respect to VoIP, limited and narrowly tailored regulation may enable providers such as Net2Phone to enter these markets with greater certainty. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services.

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

Moreover, our resellers in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with every regulatory or other legal requirement in their respective countries, or that they will be able to comply with existing or future requirements. Failure of our resellers to comply with these requirements could materially and adversely affect our business.

Regulation of the Internet

In addition to regulations addressing Internet telephony, cable modem and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy,

Back to Contents

taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In 2002, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

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

Other Regulations that May Affect Our Services

We are also subject to federal and state laws and regulations regarding consumer protection and disclosure regulations. Changes in these rules could substantially increase the cost of doing business nationally and in any particular state. Authorities having jurisdiction may bring claims against us pursuant to the relevant consumer protection laws in the event we do not meet our legal requirements. The FCC also requires service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Changes in FCC payphone compensation rules and/or the failure of Net2Phone to properly compensate payphone operators for use of their payphones could subject us to legal actions, or otherwise negatively affect our revenues.

In addition to specific telecommunications regulation, we are subject to other laws. For example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States’ sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. Companies that export products or services out of the United States are also subject to the export regulations of the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Failure to obtain proper authority from these regulators could expose us to legal and criminal liability.

Intellectual Property

We rely on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to enforce our rights in our intellectual property against others.

Patents

We currently own, directly or through wholly owned subsidiaries, twenty seven (27) patents issued in the United States and twenty eight (28) foreign patents, plus over thirty other applications pending in both the U.S. and abroad. Five U.S. patents related to VoIP are: (1) U.S. Patent Number 6,137,792 (Patent ‘792); (2) U.S. Patent Number 6,389,038 (Patent ‘038); (3) U.S. Patent Number 6,108,704 (Patent ‘704); (4) U.S. Patent Number 6,513,066 (Patent ‘066); and (5) U.S. Patent Number 6,009,469 (Patent ‘469). Patent ‘792 relates to a method and system for enabling data transmission over a bypass circuit-switched network between two computers connected to a public packet-switched network, such as the Internet. Patent ‘038 relates to a method and system for combining plural independently addressable packets into a larger packet, called a SuperPacket, which improves the utilization of a telecommunications channel, and helps reduce latency. Patents ‘704, ‘066 and ‘469 relate to a protocol for establishing point-to-point communications over a packet switched network, such as the Internet, in which protocol addresses are dynamically assigned. Because these patents relate to our core business, we believe the patents have value. Patent ‘792 was issued on October 24, 2000 and expires June 14, 2016. Patent ‘038 was issued May 14, 2002 and expires January 21, 2020. Patent ‘704 was issued on August 22, 2000 and expires September 24, 2015. Patent ‘066 was issued on January 28,

Back to Contents

2003 and expires September 24, 2015. Patent ‘469 was issued on December 28, 1999 and expires September 3, 2005.

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

Trademarks

We own 44 registered trademarks in the United States and more than 100 foreign registered trademarks.

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

Domain Names

We have registered many Internet domain names that contain the term NET2PHONE. We cannot assure you that we will be successful in obtaining all of the domain names that we would like to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. We have encountered several instances of third parties who have registered the term NET2PHONE within a domain name. We have generally had success in obtaining the transfer of those domains that we deemed important to our business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings or other means, but we cannot assure you that we will be successful in the future in obtaining all domains that we deem important. Finally, there are many variations of the word NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because we are in large part an Internet business, we may be materially and adversely affected by the unauthorized use of the word NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

Back to Contents

Confidentiality Agreements

All key employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential company information except in the performance of his or her duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee or consultant while employed by us do not vest in the company automatically by operation of law, the employee or consultant is required to assign his or her rights to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Employees

As of July 31, 2004, we employed 249 individuals full-time, three individuals part-time, and 11 individuals on a temporary basis. These employees include approximately 86 in technical support, 40 in marketing and sales, 34 in management and finance, 70 in operations and 33 in research and development. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

For the year ended July 31, 2004, 55 percent of our revenue was derived from international customers, and 45 percent from customers in the United States. Substantially all our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 22 to our financial statements included elsewhere in this Annual Report.

Key Customers

IDT is our largest carrier customer, representing approximately 33.8 percent of our carrier revenue and, together with its affiliates, 7.2 percent of our total revenue for fiscal 2004. One of IDT’s affiliates, Union Telecard Alliance, was also a customer during fiscal 2004, representing approximately 1.3 percent of our revenue for this period.

Executive Officers

The following are the executive officers of Net2Phone as of October 14, 2004. On September 22, 2004, our Board of Directors appointed Liore Alroy, effective October 31, 2004, to the position of Chief Executive Officer of Net2Phone, Inc. Stephen M. Greenberg, our current Chief Executive Officer and Vice Chairman of the Board, will resign as CEO, effective October 31, 2004, but will continue to assist in the day-to-day activities of the company and will serve as Chairman of the Board of Directors.

		Executive
Name	Age	Officer Since	Present Office

Stephen M. Greenberg	60	2000	Chief Executive Officer and Vice Chairman of the Board
Arthur Dubroff	54	2002	Chief Financial Officer
Glenn J. Williams	41	1999	Executive Vice President of Business and Legal Affairs, General Counsel and Corporate Secretary
Jonathan Reich	38	1999	Chief Executive Officer, Net2Phone Global Services
David Lando	61	2003	Chief Operating Officer, Net2Phone Global Services
Michael Pastor	36	2003	President, Net2Phone Cable Telephony

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

Arthur Dubroff has served as our Chief Financial Officer since November 2002. From February 2002 to November 2002, Mr. Dubroff was an independent contractor for us, serving in the capacity of Controller. Prior to February 2002, Mr. Dubroff was Chief Financial Officer of Virtual Communities, Inc., a provider of ethnic websites and content management software tools, since July 2000. From 1996 to 2000, he served as Chief Financial Officer of Enhance Financial Services Group Inc., a financial guaranty reinsurer from 1996 to 2000.

Glenn J. Williams has served as our Executive Vice President of Business and Legal Affairs since 2001 and Corporate Secretary since 1999, and has been General Counsel from October 1999 to February 2001 and since January 2004. Prior to joining us, Mr. Williams served as Associate General Counsel to IDT Corporation from December 1998 to September 1999. From August 1997 to December 1998, Mr. Williams served as Associate General Counsel to a privately held company and from 1994 to 1997 worked as an attorney in private practice, including representing the New Jersey Sports and Exposition Authority.

Jonathan Reich has served as the Chief Executive Officer of Net2Phone Global Services, LLC since August 1, 2003. Mr. Reich was our President, Worldwide Sales and Marketing from July 2002 to August 2003, and our Executive Vice President—Marketing and Corporate Development from January 1999 to July 2002. Prior to his employment with us, Mr. Reich was IDT Corporation’s Senior Vice President of Advertising, Marketing and Business Development in charge of strategic relationships for both us and IDT Corporation from June 1997 to December 1998 and IDT Corporation’s Director of Advertising from January 1995 to November 1997.

David Lando has served as the Chief Operating Officer of Net2Phone Global Services, LLC since August 1, 2003. Dr. Lando was our Executive Vice President, Products & Services from January 2002 to August 2003. Prior to his employment with us, Dr. Lando was Vice President, Supply Line Engineering, Architecture and Quality for Lucent Technologies from October 2000 to October 2001, Engineering & Environmental Technologies Vice President for Bell Labs, a division of Lucent Technologies, from April 1996 to October 2000, and Vice President Manufacturing for AT&T Microelectronics and Director, Integrated Circuits Technology for AT&T Bell Labs from 1986 to 1996.

Michael Pastor has served as the President of Net2Phone Cable Telephony, LLC since August 1, 2003. Mr. Pastor was Vice President and General Manager of our cable telephony division from November 2001 to July 2003. Prior to that time, Mr. Pastor served as our Vice President, Voice Hosting Services from October 1999 to November 2001. Prior to joining Net2Phone, Mr. Pastor was the Manager, Business Development for Bloomberg, LP from June 1998 to September 1999.

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

Back to Contents

Risks Related to Our Business

We have reported losses from operations in every fiscal year of our operating history other than 2003.

We have never generated income from operations in any fiscal year, except for fiscal 2003, when we included a gain from a litigation settlement, which resulted in income from operations. Our aggregate revenue from inception to July 31, 2004 was approximately $583.0 million, and our accumulated deficit was $773.7 million as of that date. We will need to generate significant additional annual revenue beyond the $82.8 million of revenue generated in fiscal 2004 to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We intend to pursue new streams of revenue, including from our cable telephony business, which may not be profitable.

In fiscal 2004, we devoted, and we will continue to devote, significant capital and resources to the development of our cable telephony business, and we cannot ensure when or if this investment will be profitable. Our business models for our cable telephony business are still being defined, and have not been tested on a broad basis.

We have not tested our cable telephony service on a large scale or with multiple operators in multiple jurisdictions. We cannot be sure that our service offering will be scalable to the extent necessary to serve a large customer base or that our services will deliver sufficient reliability or quality on a large scale basis, or at all. Our cable telephony business faces other risks, including, but not limited to the following:

•	end users of cable telephony services may not accept our product as an alternative to their existing telephony services on a wide-scale basis, or at all;

•	cable operators have and may in the future choose to build their own internal cable telephony services, and not outsource to providers such as us;

•	the failure of cable operators to successfully market, and help generate consumer demand for, cable telephony service;

•	the long period of time required to consummate an agreement with a cable operator, deploy the service and earn revenues; and

•	the legal and regulatory environment related to cable telephony may change in a manner that would preclude us from pursuing this opportunity in a profitable manner, or at all.

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

Back to Contents

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

Our competitors as well as the competitors of our cable operator customers, such as local exchange carriers and satellite television providers, may bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us and our cable customers may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services, which could materially and adversely affect our business, financial condition and results of operations. While we are entering the cable telephony business, in part, to take advantage of possible bundled service offerings by our cable operator customers, we cannot assure you that we will compete successfully in this business.

Some local exchange carriers, alone or together with partners such as satellite television providers, are capable of providing a similar bundled service offering of voice, data and video. This service offering would directly compete with bundled services offerings by cable operators that purchase our cable telephony services. If we or our cable operator customers are unable to successfully compete with these offerings, our business, financial condition and results of operations may be materially and adversely affected.

Competition could reduce our market share and decrease our revenue.

The market for telecommunications services is extremely competitive. Many companies offer products and services like ours, and some of these companies have a superior presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced, and our business, financial condition and results of operations may be materially and adversely affected.

Our competitors include the following:

International Communications Services.     Competitors include both government-owned phone companies as well as emerging competitive carriers.

Back to Contents

Consumer Division.     There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. Competitors include AT&T, MCI, Sprint, IDT and Regional Bell Operating Companies, all of whom offer their own pre-paid calling cards. Some providers, such as Go2Call and DeltaThree, Inc., offer similar PC-to-phone services. Other providers, such as Vonage Holdings Corp., Packet 8, AT&T, Verizon and Primus, compete with our VoiceLine service offering, and may become competitive with our International Communications Services service offerings.

Carrier Services.     Wholesale Internet telephony service providers, such as Teleglobe Corp. and iBasis, Inc. compete with our carrier services, and could become meaningful competitors to our International Communications Services group. We also compete with other wholesale communications providers, such as MCI, Global Crossing, IDT, Qwest Communications and Sprint.

Cable Telephony.     Our ability to sell our cable telephony services may be further limited by the fact that cable operators have and may in the future elect to develop and maintain their own cable telephony service instead of buying services from us. There are several companies who currently market cable telephony services directly to consumers and cable operators. These companies may be able to offer services similar to ours, or features that we may be unable to provide, and they may offer services at prices lower than we intend to charge. Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to us.

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

A significant number of our customers use calling cards while traveling, both domestically and abroad. As more and more people obtain cellular telephones, and as cellular telephone users increase their usage, and begin to use their phones in broader geographic regions,including internationally, the need for these customers to purchase our calling cards may be reduced. We cannot predict how this development will impact our business, as our calling card rates and service could be attractive enough for cellular telephone users to continue to purchase our cards when traveling. If our calling card rates and service are not attractive enough to compete with cellular telephone usage, our business, financial condition and results of operations may be materially and adversely affected.

We have and plan to increasingly depend on our international operations, which subject us to unpredictable regulatory, economic and political situations.

Our customers based outside of the United States generated approximately 55 percent of our revenue during fiscal 2004. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

•	changing regulatory requirements, which vary widely from country to country;

•	action by foreign governments or foreign telecommunications companies to limit access to our services;

•	increased bad debt and subscription fraud;

Back to Contents

•	legal uncertainty regarding liability, tariffs and other trade barriers;

•	economic and political instability; and

•	potentially adverse tax consequences.

For example, several of our largest customers are based in the Middle East, Asia and Latin America and other areas of the world where there is the potential for significant political and economic instability. More than 10 percent of our revenue was derived from customers in the Middle East in fiscal 2004. We have experienced power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. Moreover, developments in the Middle East, such as the continuation of hostilities by the United States or others, could result in the disruption of our business in the regions affected by the hostilities. These events could also reduce travel to these regions, which could further adversely affect our calling card business, which relies in large part on the use of calling cards by travelers. We cannot assure you that these political and economic difficulties will not continue or that they will not expand into other geographic areas experiencing political and economic instability. These difficulties could materially and adversely affect our business, financial condition and results of operations.

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

Our cable telephony business will be providing services that have not yet gained widespread customer and market acceptance. If customers do not perceive cable telephony to be a reliable and high quality alternative to traditional phone service, our ability to earn revenues from our cable telephony business and our financial condition and results of operations may be materially and adversely affected.

Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

Our success depends on our ability to provide efficient and uninterrupted, high quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage,computer viruses, and intentional acts of terrorism or vandalism and similar events that may be or may not be beyond our control. Our systems and operations could also be interrupted by Internet service providers or government owned telecommunications companies that implement network changes or blocks, which may also be out of our control. The occurrence of any or all of these events could still hurt our reputation and cause us to lose customers, which may materially and adversely affect our business, financial condition and results of operations.

Substantially all of the IP telephony calls made by our customers are connected through local telephone companies and, at least in part, through leased facilities that may become unavailable.

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

Back to Contents

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

Our ability to implement our cable telephony services will require us and our underlying providers to negotiate carrier services and/or interconnection agreements with established telephone companies and other new market entrants, which can take considerable time, effort and expense and which may be subject to federal, state and local regulation. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how these providers will interconnect their networks and/or purchase or lease network facilities and services.

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

We depend on key vendors for hardware devices, soft switches and other services.

We rely on one of our vendors, LG Electronics, to manufacture approximately fifty percent of the hardware devices sold by Net2Phone Global Services primarily through its International Communications Services division. We do not have a contract with LG Electronics, and therefore, LG Electronics could stop providing us with these products with little or no prior notice. While we believe our relationship with LG Electronics is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace LG Electronics if necessary, this could take a period of time during which our hardware sales could be materially and adversely affected, and this could impact our ability to service some of our customers for this period of time.

We also rely on one of our vendors, Level3 Communications, Inc., to deliver a suite of local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E911 emergency services and local number portability. By using Level3, we gain access to its telephone numbering resources, which expands the availability of our telephony products to cable operators.

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

Back to Contents

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

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. For example, in February 2000, Multi-Tech, Inc. filed a lawsuit against us alleging that we infringe upon its patents. While we have received a successful ruling in this case, we incurred substantial expenses defending this claim. For a complete discussion of the Multi-Tech case, please see “Legal Proceedings” below. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Back to Contents

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

Risks Related to Our Relationship with IDT and Liberty Media

We are controlled by IDT and Mr. Howard Jonas.

IDT and Liberty Media own all of the interests in NTOP Holdings, L.L.C., which, as of October 7, 2004, holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of the aggregate voting power of our capital stock. IDT controls the right to vote the shares of Class A Common stock held by the LLC in most matters, and IDT holds additional common and Class A common stock directly. Our Class A common stock has greater voting power than our common stock. Mr. Howard Jonas controls IDT because he beneficially owns a controlling voting interest in the voting securities of IDT and serves as the chairman of its board of directors. As a result, Mr. Jonas and IDT have the power to control or influence the selection of our management and other decisions important to our business. As of December 31, 2004, Liberty Media and IDT each will have the right to dissolve the LLC. If Liberty Media or IDT elects to do so, IDT will no longer have majority voting control over Net2Phone, but still will be in a position to influence the management and operations of Net2Phone through its significant stock ownership, extensive relationship and interlocking boards of directors. If the LLC is dissolved, Liberty Media would obtain significant voting power over us and would also be able to exert significant influence over our management and operations.

We may experience conflicts of interest resulting from the LLC’s power to elect the members of our board of directors and the presence of IDT officers and directors on our board.

The LLC has the power to nominate and elect the members of our board of directors when such members become eligible for re-election, so long as at least five members are not affiliated with us or IDT, as required by our bylaws. The chairman of our board, Howard Jonas, is also the chairman of IDT’s board of directors. As we announced on September 23, 2004, on October 31, 2004, Mr. Jonas will become vice chairman of our board and Stephen Greenberg, our current chief executive officer and vice chairman of the board, will become chairman. Mr. Greenberg has received and may continue to receive compensation from IDT. One of our other directors, James Courter, serves as a director and the chief executive officer of IDT. In addition, our new chief executive officer effective October 31, 2004, Liore Alroy, whose appointment was influenced by IDT, will also serve on our board and is currently a senior vice president of IDT. Although a majority of our board members are independent directors, our board may still face significant conflicts of interest with respect to matters involving IDT and other matters that may arise in the ordinary course of our business or the business of any of the owners of the LLC.

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

Back to Contents

We have contracted with IDT for various services and for the use of its telecommunications network, which contracts we may not be able to renew when they expire.

In May 1999, we entered into agreements with IDT under which IDT provides administrative and telecommunication services to us. Since that time we have entered into a variety of other service agreements with IDT. Some of these agreements are terminable at will. If we or IDT elect to terminate, we will need to engage other entities to perform these services or perform these services ourselves. We cannot assure you that IDT will continue to provide these services. As a result, we may have to purchase these services from third parties or devote resources to handle these functions internally, which may cost us more than we paid IDT for the same services.

We rely on Liberty Media to introduce us to cable operators.

Liberty Media has a significant presence in the cable television marketplace. We view our relationship with Liberty Media as one of our competitive advantages. Liberty Media has introduced us to cable operators seeking to deploy cable telephony. If Liberty Media declines to support our cable telephony efforts, our business, particularly Net2Phone Cable Telephony, financial condition and results of operations could be materially and adversely affected.

Some of our business relationships with IDT and its affiliates are not covered by written agreements. IDT could stop them at any time.

IDT is our largest carrier customer, representing approximately 33.8 percent of our carrier revenue and, together with its affiliates, 7.2 percent of our total revenue for fiscal 2004. While we have understandings in place with IDT relating to the carrier services we provide to them, only some of them have been reduced to writing, and with respect to the agreements that are not in writing, they may be terminated at any time by either party, or the terms could change without notice to us. Termination of these relationships, or a deterioration of the terms available to us, could significantly reduce our revenues, which may have a material adverse effect on our business, financial condition and results of operations.

We will depend on IDT to provide various telecommunications services to us. We do not currently have a definitive agreement in place with IDT for these services.

Under Net2Phone Cable Telephony’s memorandum of understanding with IDT, it is contemplated that IDT and its affiliates will provide to us telecommunications services that will be important to our cable telephony business. If we can successfully conclude the negotiation of definitive agreements with IDT, we expect IDT to provide us with some or all of the following services: network access, call termination, call origination, other related services and various primary line services, such as enhanced 911. We expect to obtain favorable pricing on these services during the term of our agreement with IDT. We expect to purchase from IDT a significant portion of telecommunications services that we require to support our cable telephony business.

Our agreement with IDT for these services is currently in the form of a legally binding memorandum of understanding. The memorandum of understanding requires that we and IDT use good faith efforts to negotiate, execute and deliver a definitive agreement that comprehensively sets forth the obligations of IDT to the supply the telecommunications services. If, for any reason, the parties do not execute a definitive agreement, IDT may elect not to provide these services to us. If we enter into the definitive agreement and IDT does not perform its obligations under the agreement, we will be required to seek alternative supply arrangements.

If we cannot obtain these services from IDT, one of the sources of supply for these services may be from competitors to our cable telephony business, including traditional long distance carriers and incumbent local exchange carriers. We may not be able to obtain these services from third parties at the prices and on the terms we anticipated to receive from IDT. If we must seek alternative supply of these services, we may be delayed in offering our cable telephony services while we negotiate supply arrangements. As a result, our ability to offer our cable telephony services may be materially and adversely affected.

Back to Contents

We are required to issue 6.9 million shares of Class A common stock to IDT when we enter into definitive telecommunications services and related agreements. Charges relating to the vesting of these shares may materially reduce our earnings.

Under the terms of the memorandum of understanding, we have agreed to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive agreements in consideration for IDT providing the telecommunications and other services to us. The stock will be held in escrow to secure IDT’s performance obligations and will be released to IDT in equal annual amounts over five years. If third parties can provide services to us on more favorable terms, we may determine not to purchase services from IDT. IDT may not be able to provide these services to us in the quantities we demand. We may determine to purchase similar services from other suppliers for other reasons as well. Even if we do not purchase from IDT our anticipated or required volume of services, IDT may still be entitled to receive all of these shares so long as it is offering the services and otherwise performing its obligations under the agreement. Assuming these 6.9 million shares are issued, IDT will control 61.4 percent of our aggregate voting power based on our outstanding stock on October 7, 2004.

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

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate the competitive pricing advantage we currently enjoy.

We have received directives from some state regulators that we register as a telecommunications provider in their states. In response, we are taking the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunications service. However, these states may reject our position and may subject us to regulation and require us to pay associated charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. Net2Phone Global Services distributes its products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone

Back to Contents

companies. Regulatory developments such as these could have a material adverse effect on our extensive international operations, from which we derived approximately 55% of our revenue in fiscal 2004.

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

New regulations may be adopted affecting our business.

New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue, which may have a material adverse effect on our business, financial condition and results of operations. In addition to new regulations being adopted, existing laws may be applied to the Internet. Moreover, as we begin to offer new products and services, the failure of such products and services to perform or function properly may also subject us to legal claims or actions from our customers such as cable operators. For instance, Net2Phone intends to offer services that enable customers to access emergency services. While these services may resemble traditional emergency services such as 911, they are fundamentally different in terms of routing and reliability. Net2Phone endeavors to disclose any and all limitations of the emergency services we intend to offer but we cannot guarantee that customers would use the services properly or read our disclosures and disclaimers. Accordingly, the offering of 911-type services may subject us to additional risks and liabilities related to customer use of these services. New and existing laws may cover issues that include, but are not limited to:

•	sales and other taxes;

•	user privacy;

•	pricing controls;

•	export and commerce related transactions;

•	characteristics and quality of products and services;

•	consumer protection;

•	cross-border commerce;

•	encryption;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

Risks Related to Our Capital Structure

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for VoIP services and communications related companies in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by securities analysts, conditions or trends in the VoIP services and other Internet and communications related industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently

Back to Contents

unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Some provisions of our certificate of incorporation, bylaws and Delaware law, as well as the fact that IDT controls us, may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

IDT’s control of a majority of our voting stock enables it to block or deter attempts by third parties to acquire control of our company. IDT may not approve a takeover bid that other stockholders believe is in their best interests. In addition, some of the provisions of our certificate of incorporation and bylaws and in Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids. In addition, our certificate of incorporation authorizes the board of directors, without further stockholder approval, to issue preferred stock, which could have the effect of delaying, deferring or preventing a change in control of us. The issuance of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others. Our bylaws and articles of incorporation contain provisions that require stockholders to act only at a duly-called meeting in certain circumstances and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures. Certain provisions of Delaware law could delay or prevent a change in control of Net2Phone, discourage acquisition proposals or diminish the opportunities for a stockholder to participate in tender offers,including tender offers at a price above the then current market value of our common stock or over a stockholder’s cost basis in our common stock.

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

Back to Contents

Item 2. Properties

Our primary facility is our headquarters and executive offices located on two floors at 520 Broad Street, Newark, New Jersey. We also locate equipment around the world. Our principal equipment locations are in Newark and Piscataway, New Jersey, London, England and Hong Kong, China. Since the equipment is portable, the lease arrangements for the equipment locations are generally short term or at-will. We believe that our facilities are suitable and adequate for our business for the foreseeable future. A summary of the material leased facilities where we conduct business operations is as follows:

Domestic Office Locations(1)	Total Sq. Ft.	Business Segment Served	Description	Lease Expiration Date

Newark, New Jersey	47,401	Net2Phone, NGS & NCT	Headquarters	May 31, 2010
Brick, New Jersey	14,663	NCT	Laboratories	March 31, 2006
West Long Branch, New Jersey	31,485	Net2Phone and NGS	Laboratories	September 30, 2007
Foreign Office Locations
Jerusalem, Israel	1,800	NGS	International Sales Office	Month-to-month
Singapore	395	NGS	International Sales Office	Month-to-month
Rio De Janeiro, Brazil	450	NGS	International Sales Office	Month-to-month

(1)
We lease approximately 22,000 additional square feet of office space in New York, New York, Boston, Massachusetts and Hackensack, New Jersey that is currently vacant, or close to vacant. We have either subleased or are currently attempting to sublease this space.

Item 3. Legal Proceedings

Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the court issued an order construing the claims of all the patents in suit in away that we consider favorable to our non-infringement defenses. On October 31, 2002, the court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in our favor. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals, which was denied on March 31, 2004. Subsequently, Multi-Tech filed a Petition for Writ of Certiorari with the United States Supreme Court, which was denied on October 4, 2004. As Multi-Tech has exhausted all avenues of appeal, we consider this matter closed.

Class Actions

Four substantially similar class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. We, certain of our executive officers and directors and the underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not we and the named executives were aware of the underwriters’ arrangements, we and the named executives have statutory liability under the federal securities

Back to Contents

laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against hundreds of other companies that closed their initial public offerings at or about the same time that we did. We have entered into a settlement agreement along with the majority of the other issuer defendents. The settlement agreement is subject to the court’s approval. Under the terms of the proposed settlement agreement, we are not conceding any liability and we will not bear any expenses associated with the settlement, other than legal fees we may incur.

We are also subject to litigation and claims in the ordinary course of the operation of our business from time to time. We do not believe that any such litigation and claims, if determined adversely to us, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2004.

Back to Contents

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have two classes of common stock, known as and referred to herein as (1) our common stock and (2) our Class A common stock. Our common stock is quoted on the Nasdaq National Market under the ticker symbol “NTOP.” There is no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

Year Ended July 31, 2004	High	Low

First Quarter	$7.79	$4.50
Second Quarter	$8.39	$4.31
Third Quarter	$7.40	$3.49
Fourth Quarter	$4.83	$2.81

Year Ended July 31, 2003	High	Low

First Quarter	$4.10	$1.80
Second Quarter	$4.19	$2.65
Third Quarter	$4.39	$2.99
Fourth Quarter	$5.50	$3.77

On October 7, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $3.43 per share.

Holders

As of October 7, 2004, there were approximately 412 stockholders of record of our common stock and 7 stockholders of record of our Class A common stock, par value $.01 per share.

Dividend Policy

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed herein.

Back to Contents

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. This financial information is derived from our financial statements.

	Fiscal Year Ended July 31,

Statement of Operations Data:	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Total revenue	$82,779	$91,750	$137,855	$150,199	$72,401

Income (loss) from operations	(25,384)	9,532	(257,794)	(240,210)	(128,513)

Net income (loss) available to common stockholders	$(11,168)	$16,795	$(246,061)	$(366,508)	$(118,334)

Net income (loss) per common share — basic and diluted	$(0.16)	$0.28	$(4.21)	$(6.25)	$(2.29)

Weighted average number of common shares used in calculation of basic net income (loss) per common share	70,913	59,700	58,442	58,665	51,739

Weighted average number of common shares used in calculation of diluted net income (loss) per common share	70,913	60,101	58,442	58,665	51,739

Cash, cash equivalents, restricted cash and marketable securities	$132,814	$94,111	$108,691	$253,969	$249,294
Total assets	165,257	144,646	183,405	435,297	411,728
Long term obligations and redeemable common stock	17,329	16,170	9,753	22,253	25,891
Total stockholders’ equity	128,625	76,329	45,913	269,297	331,886
Cash dividends declared per common share	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk factors.”

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Our strategic investors include IDT Corporation, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which, as of October 7, 2004, holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is the controlling member of NTOP Holdings, through which it effectively controls us. In addition,in November of 2003, we closed an underwritten common stock offering, which, in addition to the 11.5 million shares offered to the public and our underwriters, included 1.25 million shares offered to each of IDT and Liberty Media. Taken together with its control of NTOP Holdings, the 1.25 million shares IDT purchased in the offering, and an additional 0.3 million shares of our common stock held directly by IDT, IDT controls 56.3 percent of our aggregate voting power.

Back to Contents

Our corporate structure is primarily organized around two wholly owned operating subsidiaries, Net2Phone Global Services and Net2Phone Cable Telephony. Net2Phone Global Services delivers VoIP telephony services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable and other broadband operators a complete suite of services, enabling them to deliver residential phone service to their customers with comparable quality, features and functionality to that offered by traditional telephone companies. Our segment information for fiscal 2004 is provided below:

	Net2Phone Global Services	Net2Phone Cable Telephony	Corporate &Other	Total

	(in thousands)
Revenue	$81,137	$1,551	$91	$82,779
Segment income (loss)	5,161	(9,306)	(7,928)	(12,073)
Capital expenditures	3,038	2,481	20	5,539
Total assets	30,090	8,607	126,560	165,257

Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. We expect revenue generated by Net2Phone Cable Telephony to represent a growing percentage of our total revenue over the next few years. In fiscal 2004, international customers accounted for approximately 55 percent of our revenue. We expect that international customers will continue to constitute a significant portion of our revenue for the foreseeable future.

During the past year, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Specifically, we have de-emphasized relatively low margin services and during the second quarter of fiscal 2004 we exited our disposable calling card business. Although these initiatives have resulted in a decline in our revenue since fiscal 2001, Net2Phone Global Services has maintained its gross margin percentages and now generates cash from its operating activities in excess of its capital expenditures while in the prior year the capital expenditures exceeded cash generated from its operating activities.

During the past year, our Net2Phone Cable Telephony business has grown, and we expect it will begin to represent an increasing proportion of our revenue in future years. Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and is actively marketing its services to a wide array of cable and broadband operators in the U.S., Europe and Latin America whom we believe may prefer to buy our services rather than build their own cable telephony service. Net2Phone Cable Telephony works with cable and broadband operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance,including 24 x 7 network operations support.

Net2Phone Cable Telephony offers cable and broadband operators a range of services, strategic deployment and economic alternatives. We expect our telephony agreements will reflect multi-year arrangements, with terms of up to five years. Our primary business model, what we have previously called our hosted service, has the operator outsourcing the planning, development and aspects of the ongoing operation of cable telephony to us. We have seen limited interest in our franchise model, under which we buy back from the cable operator its cable telephony rights and subscribers at pre-negotiated periods and valuations. While we offer a variety of deployment options to our customers, in most cases, the operator will outsource the planning, development and other aspects of the ongoing operation of cable telephony to us. In a typical arrangement, the operator will collect revenue from its customers and pay us a fee on either a per subscriber basis or on a percentage of revenue basis for providing our integrated services, as well as ongoing maintenance and support fees. In addition, the operator will reimburse us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling.

Back to Contents

Our fees on a particular contract will depend on a number of variables, including the size of the operator’s telephony footprint, its ability to sell telephony services to its customers, the complexity of the deployment and the amount of local versus long distance calls terminated by those customers. In most cases, the operator will be responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any regulatory costs associated with offering telephony. In a typical arrangement, the operator will also be responsible for the capital expenditures associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to its existing cable modem termination server. We will bear the capital expenditures and operating expenses for the planning, design, procurement, deployment and operation of the VoIP telephony infrastructure. Our capital expenditures include the hardware and software costs of integrating our services and systems with the operator’s systems.

During fiscal 2004, Net2Phone Cable Telephony generated $1.6 million in revenue, primarily related to sales of equipment to one cable telephony operator. We expect to continue to incur significant costs and capital expenditures to fund the anticipated growth of Net2Phone Cable Telephony. The revenue and expenses associated with this business will depend on the number of customers and contracts we establish and the type of service we provide to our customers. While we are currently in various stages of negotiations with a number of potential customers, each customer has different financial, operational and technical requirements, and, therefore, the time to finalize particular relationships will vary based upon the individual requirements of the respective customers. While we believe we have the ability to deliver dial tone within a 90-180 day period with most U.S. cable operators, we expect the implementation period to vary from customer to customer depending upon their respective requirements, the time required to negotiate definitive agreements, the time required for individual customers to implement engineering plans and install hardware and operating systems. We cannot predict with certainty that we will reach definitive agreements with any customers we are currently in discussions with within a particular time period, or at all. While we expect Net2Phone Cable Telephony will initially adversely affect the profitability of our company as a whole, we believe the business will contribute to our earnings in the future as it achieves scale. We cannot predict when this will happen, or be certain that it will happen at all.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of our Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded a charge of $3.4 million to non-cash services related to this agreement during fiscal 2004, which represents the market value of the 1.0 million shares that we may release from escrow to IDT for services and benefits provided by IDT during fiscal 2004. The 1.0 million shares have been included in the total number of our Class A common stock shares reported as issued and outstanding as of July 31, 2004 in our audited financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of October 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. See “Related Party Transactions” below.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of asset sand liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to

Back to Contents

make estimates about the effect of matters that are inherently uncertain. For a further discussion of these and other accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Revenue Recognition. With respect to our Net2Phone Global Services business segment, our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. We also recognize revenue from pre-payments for our services after we conduct evaluations of outstanding remaining pre-payment balances and determine, based on historical data, whether such balances are likely to be utilized. The sale of equipment with software necessary to provide our services is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

With respect to our Net2Phone Cable Telephony business segment, to date, we have not recognized significant revenue from our cable telephony business. However, during fiscal 2004 revenue recorded by Net2Phone Cable Telephony primarily related to the sale of equipment, which is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations. Net2Phone Cable Telephony also began delivering cable telephony and maintenance services to customers of Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation under an agreement executed in October 2003. Net2Phone Cable Telephony recognizes such revenue as telecom services are used and when maintenance and support services are provided. In addition,Net2Phone Cable Telephony charges LCV a per subscriber activation fee based on customer contracted commitment levels. These fees are collected and revenue deferred and recognized over the remaining life of the agreement.

Valuation of Long-Lived and Intangible Assets. We assess the recoverability of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate several factors each quarter, which we consider important and which we believe could trigger an impairment review. These factors include:

•	significant underperformance relative to historical performance or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy of our overall business;

•	significant adverse changes in the business climate in which we operate; and

•	loss of a significant contract.

If we determined that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would determine whether an impairment exists based on the projected undiscounted cash flows expected to be generated by such assets. If the expected undiscounted future cash flows are less than the carrying value of the asset, we would record an impairment loss based on such difference.

Expense Recognition Compared to Capitalized Costs. Purchases that exceed $500, provide benefit to future periods and have useful lives greater than one year are capitalized. All other purchases are expensed in the period the underlying goods and/or services are received. Specifically:

•	equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years;

•	computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement; and

•
software development costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We capitalize certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the direct compensation costs of only those employees working on such software development projects. Capitalized internal use software costs are amortized using the straight-line method over the shorter of five years or the useful lives of the internal use software.

Back to Contents

Restructuring Accruals. In fiscal 2004, 2003, and 2002, we recorded charges related to restructuring within markets, eliminating employee positions and other strategic changes. The accruals recorded include estimates pertaining to employee termination costs and remaining lease obligations for closed facilities. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Results of Operations

The following table sets forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended July 31,

	2004	2003	2002

	(in thousands)
Total revenue	$82,779	$91,750	$137,855
Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	46,794	52,820	78,502
Selling, general and administrative	48,446	53,728	116,570
Depreciation and amortization	10,530	11,037	23,980
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	3,369	—	—
Non-cash compensation (attributable to selling, general and administrative)	(3,168)	15,304	19,556
Restructuring, severance, impairment and other items	2,192	7,363	141,619
Settlement of Cisco litigation	—	(58,034)	1,572
Acquired in-process research and development	—	—	13,850

Total costs and expenses	108,163	82,218	395,649

Income (loss) from operations	(25,384)	9,532	(257,794)
Interest income, net	1,981	2,021	4,162
Income (loss) on equity investments and other expense, net	12,235	696	(7,887)

Income (loss) before minority interests	(11,168)	12,249	(261,519)
Minority interests	—	4,546	15,591

Net income (loss)	(11,168)	16,795	(245,928)
Redeemable common stock accretion	—	—	(133)

Net income (loss) available to common stockholders	$(11,168)	$16,795	$(246,061)

Comparison of Fiscal Years Ended July 31, 2004 and 2003

Revenue. Our revenue is derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased 9.8 percent from $91.8 million in fiscal 2003 to $82.8 million in fiscal 2004. Prior to the current fiscal year, we significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenue was primarily driven by these actions, as well as a significant reduction in our sales of disposable calling cards, a line of business we discontinued in the second quarter of fiscal 2004. Disposable calling cards generated low-margin revenue of $8.9 million during fiscal 2003, compared to $1.1 million during 2004. We have been focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card and Prefix Dialing services, which we are pursuing through Net2Phone Global Services, and cable and other broadband telephony services, which we are pursuing through Net2Phone Cable Telephony.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. However, in fiscal 2004, Net2Phone Cable Telephony recorded $1.4 million in installation and operating costs relating to

Back to Contents

its deployment to one cable telephony customer. Overall, direct costs of revenue decreased 11.4 percent from $52.8 million in fiscal 2003 to $46.8 million in fiscal 2004. As a percentage of total revenue, these costs decreased from 57.6 percent in fiscal 2003 to 56.5 percent in fiscal 2004. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions, despite a $0.6 million inventory obsolescence charge taken during the second quarter of fiscal 2004, from a more efficiently structured and utilized network and from more aggressively priced termination contracts, some of which included retroactive credits for a portion of previously terminated traffic. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, and referral fees. Selling, general and administrative expense decreased 9.9 percent from $53.7 million in fiscal 2003 to $48.4 million in fiscal 2004 due to continuing cost management initiatives,and elimination of expenses directly related to restructured operations. As a percentage of total revenue, these costs remained flat at 58.5 percent for both fiscal 2004 and fiscal 2003. We expect to incur significant selling, general and administrative expense related to the future growth of our Net2Phone Cable Telephony business.

Depreciation and amortization. Depreciation and amortization decreased 4.5 percent from $11.0 million in fiscal 2003 to $10.5 million in fiscal 2004, due primarily to $1.2 million in fiscal 2003 year end depreciation adjustments related to the accelerated write-off of certain capitalized software during the fourth quarter of fiscal 2003. Excluding this write-off, depreciation during fiscal 2004 would have increased by $0.7 million or 7.1 percent due to increased depreciation incurred on certain capitalized software brought into service during fiscal 2004. As a percentage of total revenue, these costs, excluding the aforementioned adjustments in fiscal 2003, increased from 10.7% in fiscal 2003 to 12.7% in fiscal 2004. This increase is due primarily to a 9.8% decrease in revenue in fiscal 2004 as compared with fiscal2003.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative). In fiscal 2004, we recorded an expense of $3.4 million related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. This charge represents the market value of 1.0 million Class A common shares that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the twelve months ended July 31, 2004, as these shares must be marked-to-market each quarter based on their current market value. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004 or the date definitive agreements are signed, whichever is later. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation decreased from $15.3 million in fiscal 2003 to a net expense reduction of $3.2 million for fiscal 2004. There were two primary factors driving this year over year change; variable accounting for repriced stock options and the fiscal 2003 amortization of the discount of ADIR shares. Based on changes in our stock price, we recorded a charge of $4.9 million relating to repriced options in fiscal 2003 and a reversal of $5.3 million of previously recognized non-cash compensation expense relating to stock options in fiscal 2004. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised, cancelled or expire. The second factor related to the decrease in non-cash compensation expense is a $6.7 million charge recorded during fiscal 2003 for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.8 million was amortized over the vesting period of such shares. The remaining unamortized discount at

Back to Contents

the close of fiscal 2003 of $3.8 million was written off as a component of other income, net, during the first quarter of fiscal 2004, as a result of the termination of all remaining ADIR employees. For more information regarding ADIR, see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items decreased from $7.4 million in fiscal 2003 to $2.2 million in fiscal 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,

	2004	2003

	(in thousands)
Exit and other costs	$ 1,293	$ 3,970
Separation agreements of former CEO,CFO and COO	1,244	2,877
Workforce reductions	163	4,116
Impairment charges, including recovery on assets held for sale	(89)	1,815
Reserve adjustments	(419)	(5,415)

Total	$ 2,192	$ 7,363

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned as we began to implement an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill.As we continue to execute our plan, we are realizing lower costs and identifying more attractive revenue opportunities. While the majority of our restructuring costs were incurred during fiscal 2001 and 2002, we continued to incur these costs during fiscal 2003 and 2004.Those expenses within these charges that required cash outlays were funded through current operations.

During fiscal 2004, we incurred a $0.4 million charge to exit our disposable calling card business, recorded various impaired lease and settlement costs totalling $0.9 million, recorded executive separation charges of $1.2 million, employee separation costs of$0.2 million and an asset impairment charge of $0.2 million. Except for the closing costs associated with the exiting of our disposable calling card business, all fiscal 2004 restructuring charges relate to pre-fiscal 2004 restructuring initiatives. Partially offsetting these charges were net reserve reversals of $0.4 million, and a $0.3 million recovery of equipment that was previously written off.

During fiscal 2003, we initiated several additional restructurings, which resulted in higher charges related to workforce reductions in fiscal 2003 compared to fiscal 2004. In addition, the charges related to the separation agreements of the former CEO, CFO and our Chief Operating Officer, who resigned in July 2003, decreased in fiscal 2004 as compared to fiscal 2003, as components of certain long-term agreements became fully amortized, and the number of agreements decreased. Exit costs were higher in fiscal 2003 compared to fiscal 2004primarily due to charges incurred for exiting various locations and eliminating various equipment and network build-outs. Additionally, we recorded a net recovery of impaired assets during fiscal 2004, compared with various asset impairment charges recorded during fiscal2003. Lastly, in fiscal 2003, we settled various contractual obligations for amounts less than previously established reserves. This resulted in $5.4 million of favorable reserve adjustments, as compared with $0.4 million of similar adjustments in fiscal 2004.

Income (loss) from operations. We recorded a loss from operations of $25.4 million in fiscal 2004 as compared to income from operations of $9.5 million in fiscal 2003. This change is primarily due to the net gain of $58.0 million that we realized from the settlement of our Cisco litigation, which we recorded during the first quarter of fiscal 2003. Excluding this one time gain, we would have realized a loss from operations,

Back to Contents

in fiscal 2003 totalling $48.5 million, which when compared with our loss from operations in fiscal 2004, reflects a reduction in our overall loss from operations of $23.1 million or 47.6 percent.This decrease is attributable to a $18.5 million decrease in non-cash compensation expense and to a $5.2 million decrease in restructuring expenses. These reductions were partially offset by new expenses that were incurred during fiscal 2004, such as non-cash services provided by IDT.

Interest income, net. Interest income consists primarily of interest earned on cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interest income, net remained flat at $2.0 million in fiscal 2004 as compared with fiscal 2003. This is primarily a result of higher average cash balances held during fiscal 2004 relative to last year, which was offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources” that was executed during the fourth quarter of fiscal 2003.

Income on equity investments and other expense, net. Income on equity investments and other expense, net, which includes the losses or gains resulting from non-operating transactions increased from income of $0.7 million recorded in fiscal 2003 to income of$12.2 million recorded in fiscal 2004. This increase is primarily attributable to the non-cash, non-recurring $12.6 million gain realized from the buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004, and to a $0.8 million gain on the sale of our interest in eXact Advertising LLC, which we recorded during the fourth quarter of fiscal 2004. Partially offsetting these gains, is a mark-to-market adjustment of $1.2 million related to Net2Phone shares held by Deutsche Bank based on a decrease in our stock price at fiscal year end. These shares may serve to reduce our overall debt obligation to Deutsche Bank, however the amount of reduction in the debt obligation that these shares will provide us will vary according to the price of our stock.

Comparison of Fiscal Years Ended July 31, 2003 and 2002

Revenue. Our revenue is primarily derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT and other carriers. Our aggregate revenue decreased 33.4 percent from$137.9 million in fiscal 2002 to $91.8 million in fiscal 2003. The decrease in revenue primarily resulted from the fact that we significantly reduced our sales of disposable calling cards, which generated low-margin sales of $30.7 million in fiscal 2002 compared to$8.9 million in fiscal 2003. We also significantly reduced our workforce in 2003, and scaled back certain low-margin services, including wholesale termination of telecommunications traffic.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks and routing those calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within the units that now comprise Net2Phone Global Services. Direct cost of revenue decreased by 32.7 percent from $78.5 million in fiscal 2002 to $52.8 million in fiscal2003. As a percentage of total revenue, total direct costs increased from 56.9 percent in fiscal 2002 to 57.6 percent in fiscal 2003. While the dollar cost decrease is primarily attributable to lower revenue and one-time connectivity reserve reversals, which are no longer necessary due to service disconnections, we are also realizing cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. The slight increase in the percentage of direct costs compared to revenue is due to the remaining fixed network backbone infrastructure costs still required to service a significantly reduced revenue base.

Selling, general and administrative. Selling, general and administrative expense consists of the salaries of our employees and associated benefits and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expense decreased 53.9 percent from $116.6 million in fiscal 2002 to$53.7 million in fiscal 2003 primarily due to the aforementioned restructurings. As a percentage of total revenue, these costs decreased from 84.6 percent in fiscal 2002 to 58.5 percent in fiscal 2003. The portion of selling, general and administrative expense driven by payroll costs decreased during fiscal 2003 as the number of full-time employees on staff dropped from 290 on July 31, 2002 to 241 on July 31, 2003. Selling,

Back to Contents

general and administrative expense related to our Net2Phone Cable Telephony business was $7.0 million in fiscal 2003. We expect to incur significant selling, general and administrative expense to continue to fund the growth of our Net2Phone Cable Telephony business in the future.

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

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation charges from the issuance of stock options decreased 21.9 percent from $19.6 million in fiscal 2002 to $15.3 million for fiscal 2003. This decrease was primarily caused by lower compensation expense related to fewer below-market-price options that vested during fiscal 2003 as compared to a larger number of below-market-price options that became fully vested in fiscal 2002. In addition, due to our various restructurings, a number of previously granted options have been forfeited, which has served to further reduce non-cash compensation expense in fiscal 2003. On December 18, 2001, the Board of Directors approved the repricing of options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter. During fiscal 2003 and 2002 we recorded charges of $4.9 million and $0.6 million respectively, related to these repriced options If our stock price increases, we will continue to incur charges until the options are exercised, canceled or expired. Lastly, we recorded $6.7 million and $4.5 million during fiscal 2003 and 2002, respectively, for the amortization of the discount of ADIR shares sold toNet2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.8 million was amortized over the vesting period of such shares. As of July 31, 2003, $15.1 million of this discount has been amortized. The remaining unamortized discount of$3.8 million was written off against the remaining minority interest balance during fiscal 2004 when we liquidated ADIR. For a further discussion of ADIR, see Note 6 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report. As a percentage of total revenue, non-cash compensation costs increased from 14.2 percent for fiscal 2002 to 16.7 percent for fiscal 2003. This increase was due primarily to a 33 percent decrease in revenue.

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items decreased from $141.6 million in fiscal 2002 to $7.4 million in fiscal 2003. The following table summarizes the charges included in restructuring, severance,impairment and other items in the statements of operations:

	Year ended July 31,

	2003	2002

	(in thousands)
Workforce reductions	$4,116	$13,882
Exit and other costs	3,970	15,404
Separation agreements of former CEO, CFO and COO	2,877	12,623
Impairment charges, including recovery on assets held for sale	1,815	99,710
Reserve adjustments	(5,415)	—

Total	$7,363	$141,619

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned. These events led to the development of an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the two years since, we have executed our plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such asset sand goodwill. As we continue to execute our plan we are realizing lower costs and identifying more reliable revenue opportunities. While the majority of our restructuring costs were incurred during fiscal 2001 and fiscal 2002, we continued to incur these costs during fiscal2003. However, we expect that these

Back to Contents

expenditures will decrease prospectively. Those expenses within these charges that required cash outlays were funded through current operations.

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

The decrease in restructuring, severance, impairment, and other items in fiscal 2003 compared with fiscal 2002, is due mainly to various impairment charges recorded in fiscal 2002, including an $83.9 million impairment of assets, an $11.6 million impairment of goodwill and a $4.2 million impairment of intangible assets.

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

Settlement of Cisco litigation. In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the Board of Directors of ADIR Technologies, Inc., our majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carry forwards to offset the gain. In fiscal2002, we recorded $1.6 million of legal and other expenses related to this settlement.

Acquired in-process research and development. For fiscal 2002, purchased in-process research and development, or IPR&D, represented the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $13.9 million were recorded during fiscal 2002 as part of the allocation of the purchase price related to the acquisition of NetSpeak by ADIR, our then majority-owned subsidiary.

IPR&D relates primarily to advanced telephony software products for Internet protocol, or IP, networks. The valuation of IPR&D included both cost and income valuation approaches, and utilized replacement cost and discounted cash flow methodologies for various aspects of the analysis. The calculations were based on estimates of operating earnings, capital charges, and working capital requirements to support the cash flows

Back to Contents

attributed to the technologies. Discount rates reflecting the stage of development, complexity and the risk associated with each technology were used to value IPR&D. Development of the major components of the IPR&D were completed during the second quarter of fiscal 2002. Effective February 14, 2002, further research was suspended while ADIR reevaluated the products’anticipated attractiveness relative to current market conditions. It was ultimately determined that the aspects of the IPR&D necessary to bolster the technological development of Net2PhoneCable Telephony’s product offerings were in place and no further development related to the IPR&D would be initiated.

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

Interest income, net. Interest income consists primarily of interest earned on cash equivalents and marketable securities. Interest income decreased 52.4 percent from $4.2 million in fiscal 2002 to $2.0 million in fiscal 2003. The reduction primarily resulted from lower cash balances and interest rate reductions.

Income (loss) on equity investments and other expense, net. Income (loss) on equity investments and other expense, net, which includes the losses or gains resulting from non-operating transactions, was a loss of $7.9 million in fiscal 2002 and income of $0.7 million in fiscal 2003. During the third quarter of fiscal 2002, we recorded a loss relating to an other-than-temporary decline in value of several of our cost method investments resulting in a charge of approximately $6.9 million, as well as a loss relating to the sale of equipment of approximately $1.4 million. The other income realized in fiscal 2003 is primarily a mark-to-market gain on shares of our common stock held by a lender, as is more fully described in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Related Party Transactions

Our strategic investors include IDT, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. As of October 7, 2004, IDT and Liberty Media together own NTOP Holdings, L.L.C., which holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is currently the controlling member of NTOP Holdings, through which it effectively controls us. In November of 2003, we closed an underwritten common stock offering,through which, in addition to the 11.5 million shares purchased by the public and our underwriters, 1.25 million shares were purchased by each of IDT and Liberty Media. Including the 1.25 million shares IDT purchased in the offering and an additional 0.3 million shares of our common stock held directly by IDT, as of October 7, 2004, IDT controls 56.3 percent of our aggregate voting power. We have also entered into a Memorandum of Understanding with IDT, described in more detail in Note 14 of our Consolidated Financial Statements included herein, which calls for us to issue an additional 6.9 million shares of our Class A common stock to IDT upon entering into a definitive telecommunications services agreement with IDT. Assuming these 6.9 million shares are issued, IDT will control 61.4 percent of our aggregate voting power based on our outstanding stock on October 7, 2004.

IDT Corporation

We maintain significant business relationships with IDT and its affiliates and depend on our relationship with IDT for significant aspects of our business. Our companies’ headquarters are located in the same building in Newark, New Jersey. The chairman of our board,Howard Jonas, is also the chairman of IDT’s board of directors. As we announced on September 23, 2004, on October 31, 2004 Mr. Jonas will become vice chairman of our board and Stephen Greenberg, our current chief executive officer and vice chairman, will become chairman. Mr. Greenberg has received and may continue to receive compensation from IDT. In addition, one of our other directors, James Courter, serves as a director and the chief executive officer of IDT. In addition, our new chief executive officer effective October 31,2004, whose appointment was influenced by IDT, will also serve on our board and is currently a senior vice president of IDT.

Back to Contents

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in our consolidated statement of operations as “Restructuring, severance, impairment and other items” during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, sales of prepaid disposable calling cards to IDT affiliates in fiscal 2004 were nominal,compared with sales of $6.4 million and $17.3 million recorded in fiscal 2003 and fiscal 2002, respectively.

Our corporate headquarters and several other facilities are leased from IDT. During fiscal 2004, fiscal 2003, and fiscal 2002 IDT charged us $1.9 million, $2.1 million and $4.1 million, respectively, in facilities lease fees. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During fiscal 2004, $38.5 million in securities purchases and sales were settled through IDT, while during fiscal 2003, $10.1 million in securities sales were settled through IDT. No such investment management services were provided during fiscal 2002.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services, and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we will receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development. Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services. The agreement has a two-year term, which can be terminated with 30 days notice upon a material breach, or with 90 days notice at the discretion of either party. In addition, we have entered into a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services.

We are currently negotiating other service agreements with IDT. During fiscal 2004 and 2003, we incurred fees totalling $0.5 million and $0.1 million for all such administrative and support services. No charges were incurred during fiscal 2002. On occasion, we provide other services to IDT, based on the need for such services. During fiscal 2004 and 2003 we charged IDT reimbursement fees for project support services totalling $0.3 million and $0.2 million, respectively, for each fiscal year. No fees were charged during fiscal 2002.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of our Class A common stock to IDT at the time we execute a definitive telecommunications services and related agreements with IDT. No definitive agreement has been executed as of October 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004 or the date we enter into definitive agreements, whichever is later. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $3.4 million to non-cash services provided by IDT related to this agreement during fiscal 2004, which represents the market value of 1.0 million shares that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not

Back to Contents

individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 1.0 million shares we may release from escrow for services received from IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of July 31, 2004, in our consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable and broadband telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries,allowing us to co-locate our equipment and interconnect to IDT’s network at those points. On May 12, 2004, IDT announced its intention to reorganize its Winstar/IDT Solutions affiliate, and we are examining the impact of this reorganization as we continue to negotiate definitive agreements.

Liberty Media Corporation

On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC (“NCT”) and Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, NCT is to provide cable telephony services to LCV’s customers, and NCT will act as LCV’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that would facilitate these telecommunication services. We recorded $1.4 million in revenue from LCV during the third quarter of fiscal 2004 of which $1.3 million reflects infrastructure and related technology components installed during the quarter that are necessary for LCV to broadly distribute our services. We widened our service offerings to an increased number of LCV’s customers in the fourth quarter of fiscal 2004.

Agreements with Officers

Pursuant to Stephen M. Greenberg’s, our Chief Executive Officer (“CEO”), employment agreement, dated July 31, 2000, to help defray the tax expense of a grant of 50,000 shares of restricted stock, we loaned him an amount necessary to pay such taxes. We granted the CEO a loan for $600,000 in September 2000, with a term of three years and an interest rate equal to the applicable short-term federal rate. Repayment would be accelerated if the CEO sold any of his 50,000 shares of restricted stock or upon the termination of his Employment Agreement. The CEO repaid this loan in full, plus interest, in the first quarter of fiscal 2004.

In April 2002, we loaned the sum of $3.6 million to our CEO. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to the CEO and is secured by options to purchase 300,000 shares of our common stock granted to the CEO in April 2002. Under certain circumstances, the Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that the CEO not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to us all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

Due to the uncertainty surrounding the number of options the CEO will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation

Back to Contents

expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan. We recorded compensation expense of $1.2 million in fiscal 2004 and 2003 and $0.3 million in fiscal 2002, relating to this loan.

Pursuant to an employment agreement with our former General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our then General Counsel would be at least$1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each fiscal quarter end. Due to the higher stock price on January 7, 2004 as compared to July 31, 2003, we reversed $0.2 million of previously recorded non-cash compensation expense, as a result of this agreement. During fiscal 2003, we recorded non-cash compensation expense of $0.5 million related to this agreement.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities and sales of equity securities. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the twelve months ended July 31, 2004 and 2003.

	Twelve Months Ended July 31,
	2004	2003

	(in thousands)
Net cash used in operating activities	$(16,167)	$(7,132)
Net cash used in investing activities	(44,713)	(22,597)
Net cash provided by (used in) financing activities	63,938	(2,147)

Net increase (decrease) in cash and cash equivalents	$3,058	$(31,876)

As of July 31, 2004 we reported total cash, cash equivalents, restricted cash, and marketable securities of $132.8 million and working capital of $103.0 million. Of the $132.8 million, $0.2 million in short term restricted cash and $21.0 million in long term restricted cash, cash equivalents, and marketable securities were held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AGLondon. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.6 million in marketable securities held by the bank. The letters of credit expire on August 4, 2006. These restricted marketable securities are included in “restricted cash, cash equivalents and marketable securities-long term” on our balance sheet. For more information regarding this transaction, please see Notes 7 and 24 to our Consolidated Financial Statements included elsewhere in this Annual Report.

Net cash used in operating activities was $16.2 million during fiscal 2004, compared with $7.1 million used during fiscal 2003. The increase in cash flow used in operating activities is primarily due to receipt of $19.5 million, in the first quarter of fiscal 2003, from the settlement of litigation with Cisco. Thus, the $16.2 million of cash used in operating activities in fiscal 2004 represents a $10.4 million improvement compared to $26.6 million used in operating activities in fiscal 2003, excluding the cash received from the settlement of litigation with Cisco. This improvement was primarily attributable to favorable changes in working capital as a result of the timing of receipts and disbursements, as well as reduced operating costs.

Net cash used in investing activities increased from $22.6 million during fiscal 2003 to $44.7 million in fiscal 2004. This increase in cash used in investing activities is primarily due to more cash being available for investment following our issuance of 14 million shares of common stock as part of a public offering we

Back to Contents

conducted during the second quarter of fiscal 2004 (described below). Our capital expenditures decreased from $7.1 million in fiscal 2003 to $5.5 million in fiscal 2004. However, we anticipate that capital expenditures will significantly increase as Net2Phone Cable Telephony acquires fixed assets to build its infrastructure and deploy equipment related to contract obligations it may enter into with cable and broadband operators. The net cash proceeds from the sale of marketable securities increased from $62.4 million in fiscal 2003 to $278.6 million in fiscal 2004. The net cash used for purchases of marketable securities increased from $78.4 million during fiscal 2003 to $318.2 million during fiscal 2004.

Net cash provided by (used in) financing activities increased from $(2.1) million during fiscal 2003 to $63.9 million in fiscal 2004. This change is due primarily to $58.6 million in net proceeds from the issuance of shares through an underwritten common stock offering at $4.50 per share on November 25, 2003. 10.5 million shares were issued to the public, an additional 1.0 million shares were issued as part of an over-allotment option exercised by the underwriters, and an aggregate of 2.5 million shares were purchased by IDT Corporation and Liberty Media Corporation, our controlling shareholders. We have used, and intend to use, the net proceeds from the common share issuance for general corporate purposes, capital expenditures, and working capital, including funding our Net2Phone CableTelephony business.

We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits in the foreseeable future.We believe that as the expected growth in our Net2Phone Cable Telephony subsidiary accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

We have no off balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.

Contractual Obligations

The following table provides a summary of our contractual obligations and commercial commitments. Additional detail regarding these items is included in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Contractual Obligations
Capital lease obligations	$129	$129	$—	$—	$—
Operating leases	12,942	3,035	7,289	2,618	—
Long term debt	17,329	—	17,329	—	—

Total contractual obligations	$30,400	$3,164	$24,618	$2,618	$—

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Other Commercial Commitments
Standby letters of credit and other collateral	$21,742	$164	$21,416	$162	$—
Purchase commitments	969	969	—	—	—

Total other commercial commitments	$22,711	$1,133	$21,416	$162	$—

Back to Contents

Other long term debt represents a $17.3 million debt obligation to Deutsche Bank which matures in 2006. Market gains on shares held by Deutsche Bank will serve to reduce our overall obligation if our stock price increases above a pre-established price. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.6 million of marketable securities held by the bank

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2004. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments(consisting only of normal recurring accruals) necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	July 31,	April 30,	Jan. 31,	Oct. 31,
	2004	2004	2004	2003

	(in thousands, except per share data)
Total revenue	$21,111	$21,451	$19,812	$ 20,405
Direct cost of revenue	11,813	12,790	11,243	10,948
Income (loss) from operations	(7,214)	392	(10,922)	(7,640)
Net income (loss)	(6,282)	(462)	(9,522)	5,098
Net income (loss) per share-basic and diluted	$(0.08)	$ (0.01)	$ (0.13)	$ 0.08

	Quarter Ended
	July 31,	April 30,	Jan. 31,	Oct. 31,
	2003	2003	2003	2002

	(in thousands, except per share data)
Total revenue	$ 20,963	$ 23,788	$23,051	$23,948
Direct cost of revenue	12,434	14,158	12,286	13,942
Income (loss) from operations	(16,140)	(9,831)	(9,964)	45,467
Net income (loss)	(10,800)	(9,289)	(9,241)	46,124
Net income (loss) per share-basic and diluted	$ (0.18)	$ (0.16)	$ (0.15)	$ 0.77

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not materially exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Our reported financial results may vary significantly based upon fluctuations in our stock price. Our long-term obligation with Deutsche Bank changes based upon our stock price. If our stock price decreases, this will increase our overall obligation. If our stock price increases, this will decrease our overall obligation. In addition, we have repriced stock options and granted restricted shares that require variable accounting treatment and, therefore must be marked-to-market each quarter based on their current fair value.

Back to Contents

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

Item 9B. Other Information

None.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

Information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, are incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers.”

On April 15, 2003, we adopted a Code of Conduct applicable to all employees and directors of Net2Phone, including our principal executive officer, principal financial officer and principal accounting officer and controller. A copy of the Code of Conduct is available on our website at www.net2phone.com. We intend to post on our website any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer and principal accounting officer and controller.

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

Equity Compensation Plan Information

The following table provides, as of July 31, 2004, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	9,728,593(1)	$4.92	1,600,887

Equity compensation plans not approved by security holders	150,000(2)	$4.36	0
Total

(1)	Represents stock options granted pursuant to 1999 Net2Phone Stock Option Plan.
(2)
On August 6, 2001, we granted options to purchase 50,000 shares of our common stock to each of three employees of Aplio, S.A., a subsidiary of Net2Phone. The exercise price per share of these options was $4.36, subject to certain adjustments. The options were fully vested upon the execution of the stock option agreements, and may be exercised through January 3, 2005.

Back to Contents

On October 12, 2004, our Board of Directors adopted a resolution proposing adding an additional 2,000,000 shares to the 1999 Net2Phone Stock Option Plan, and we will present this proposal to our stockholders for approval at the December 16, 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

Information set forth under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information set forth under the caption entitled “Matters Related to our Independent Auditors” in our Proxy Statement is incorporated herein by reference.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.

The Financial Statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(2) Financial Statement Schedules.

The Financial Statement Schedules filed as part of this Annual Report are identified in the index to Consolidated Financial Statements on page F-1 hereto. Schedules other than the one identified on such index have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed below in (b).

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from our registration statement on Form S-1 (Registration No.333-78713)).
3.2	Amended and Restated Bylaws. (Incorporated by reference from our Current Report on Form 8-K filed on August 21, 2000).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (Incorporated by reference from our Annual Report on Form10-K for the fiscal year ended July 31, 2000).
4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference from our registration statement on Form S-1. (Registration No.333-78713)).
10.1	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.2	Joint Marketing Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.3	IDT Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.4	Net2Phone Services Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713))
10.5	Assignment Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).

Back to Contents

Exhibit No.	Description

10.6	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).
10.7	Separation Agreement, dated as of May 7, 1999, by and between IDT and the Registrant. (Incorporated by reference from our registration statement on Form S-1. (Registration No. 333-78713)).
10.8	The Registrant’s Amended and Restated 1999 Stock Option and Incentive Plan. (Incorporated by reference from our Proxy Statement dated June 6, 2000).†
10.9	Lease for premises located at 520 Broad Street, Newark, New Jersey. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.11	Form of Promissory Note between Adir Technologies, Inc. and certain executive officers of the Registrant. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).
10.12	Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and NetSpeak.(Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001).
10.13	Employment Agreement executed by the Registrant and Bruce Shoulson, dated January 8, 2001. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2002).†
10.14	Memorandum amending Employment Agreement executed by the Registrant and Bruce Shoulson, dated December 10, 2002. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003).†
10.15	Employment agreement executed by the Registrant and Glenn Williams, dated March 1, 2001. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2003).†
10.16	Memorandum amending Employment Agreement executed by the Registrant and Glenn Williams, dated December 20, 2002. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003).†
10.17	Amended and Restated Settlement Agreement, dated May 7, 2003, between Net2Phone, Inc. and Deutsche Bank AG London. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).
10.18	Continuing Letter of Credit Agreement, dated May 5, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).
10.19	Security Agreement, dated May 7, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report conform 8-K dated May 7, 2003).
10.20	Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and NetSpeak.(Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001).
10.21	Employment Agreement by and between the Registrant and Arthur Dubroff, dated as of November 20, 2002. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.)
10.22	Employment Agreement by and between the Registrant and Norman Klugman, dated January 1, 2003. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.)
10.23	Employment Agreement, dated August 1, 2003, between Net2Phone, Inc. and Stephen M. Greenberg. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2003.)
10.24	Employment Agreement, dated as of August 1, 2002, between Net2Phone, Inc. and Jonathan Reich. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2003.)
10.25	Memorandum of understanding dated October 29, 2003, by and between IDT Corporation, Winstar Communications, LLC and the Registrant.(Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2003.)

Back to Contents

Exhibit No.	Description

10.26	Employment Agreement, dated November 25, 2003, among Net2Phone Global Services, LLC, Net2Phone, Inc. and Bryan Wiener. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003.)
10.27	Memorandum of Understanding Re: Continuing Employment Agreement, effective January 8, 2004, between the Company and Bruce Shoulson.(Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)
10.28	Agreement, dated January 30, 2004, between the Company and Union Telecard Alliance, LLC. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)
10.29	Intellectual Property Legal Services Agreement dated as of January 1, 2004, between the Company and IDT Corporation. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)
10.30*	Memorandum of Understanding, dated July 21, 2004, between the Company and Bryan Wiener.†
10.31*	Memorandum of Amendment of Employment Agreement, effective November 1, 2004, between Net2Phone, Inc. and Stephen M. Greenberg. †
14.1	Net2Phone, Inc. Code of Conduct. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.)
21.1*	Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensation plan.

(d) Financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b).

Reference is hereby made to page F-33 for Schedule II — Valuation and Qualifying Accounts.

Back to Contents

NET2PHONE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
     Net2Phone, Inc.

We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Net2Phone, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net2Phone, Inc. at July 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York,
October 8, 2004

/s/ Ernst & Young LLP

Back to Index

Net2Phone, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31,
(in thousands, except per share data)	2004	2003

Assets:
Current assets:
Cash and cash equivalents	$12,408	$9,350
Restricted cash	246	719
Marketable securities	99,125	60,554
Trade accounts receivable, net of allowance for doubtful accounts of $364
(2004) and $581 (2003)	2,822	2,267
Notes receivable from employees	925	1,160
Prepaid expenses and other current assets	5,683	9,465

Total current assets	121,209	83,515
Property and equipment, net	18,929	24,172
Restricted cash, cash equivalents and marketable securities — long-term	21,035	23,488
Notes receivable from employees — long-term	125	4,990
Deferred compensation	—	3,763
Other assets	3,959	4,718

Total assets	$165,257	$144,646

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$838	$2,502
Accrued expenses	9,629	15,438
Capital lease obligations	127	3,079
Due to IDT	971	1,057
Deferred revenue	6,166	7,090
Current portion of long-term obligations	463	437

Total current liabilities	18,194	29,603
Other liabilities	1,109	1,825
Capital lease obligations-long-term	—	708
Long-term obligations	17,329	16,170

Total liabilities	36,632	48,306
Minority interests	—	20,011
Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized; 50,083 and 34,632 shares issued and outstanding	501	346
Class A common stock, $.01 par value, 37,924 shares authorized; 29,958 and 28,921 shares issued and outstanding	299	289
Additional paid-in capital	938,361	874,077
Accumulated deficit	(773,699)	(760,486)
Accumulated other comprehensive income (loss)	(962)	226
Deferred compensation	(1,159)	(456)
Loans to stockholders	(1,171)	(1,394)
Treasury stock, at cost; 3,326 and 3,476 shares	(33,545)	(36,273)

Total stockholders’ equity	128,625	76,329

Total liabilities and stockholders’ equity	$165,257	$144,646

See accompanying notes.

Back to Index

Net2Phone, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
(in thousands, except per share data)	2004	2003	2002

Revenue	$82,779	$91,750	$137,855
Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	46,794	52,820	78,502
Selling, general and administrative	48,446	53,728	116,570
Depreciation and amortization	10,530	11,037	23,980
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	3,369	—	—
Non-cash compensation (attributable to selling, general and
administrative)	(3,168)	15,304	19,556
Restructuring, severance, impairment and other items	2,192	7,363	141,619
Settlement of Cisco litigation	—	(58,034)	1,572
Acquired in-process research and development	—	—	13,850

Total costs and expenses	108,163	82,218	395,649

Income (loss) from operations	(25,384)	9,532	(257,794)
Interest income, net	1,981	2,021	4,162
Income (loss) on equity investments and other expense, net	12,235	696	(7,887)

Income (loss) before minority interests	(11,168)	12,249	(261,519)
Minority interests	—	4,546	15,591

Net income (loss)	(11,168)	16,795	(245,928)
Redeemable common stock accretion	—	—	(133)

Net income (loss) available to common stockholders	$(11,168)	$16,795	$(246,061)

Net income (loss) per common share — basic and diluted	$(0.16)	$0.28	$(4.21)

Weighted average number of common shares used in the calculation of net income (loss) per common share—basic	70,913	59,700	58,442

Weighted average number of common shares used in the calculation of net income (loss) per common share—diluted	70,913	60,101	58,442

See accompanying notes.

Back to Index

Net2Phone, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2002, 2003, 2004

	Common Stock		Class A Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred	Loans to	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Amount	Shares	Amount	Capital	(Deficit)/Profit	Income (Loss)	Compensation	Stockholders	Shares	Amount

Balance at July 31, 2001	29,146	$292	32,316	$323	$857,956	$(514,765)	$149	$(14,232)	$(3,513)	4,362	$(56,913)	$269,297
Net loss for the year ended July 31, 2002	—	—	—	—	—	(245,928)	—	—	—	—	—	(245,928)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	360	—	—	—	—	360
Foreign currency translation	—	—	—	—	—	—	(269)	—	—	—	—	(269)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(245,837)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	120	(510)	(510)
Treasury share donation for charitable contribution	—	—	—	—	—	(8,718)	—	—	—	(600)	11,670	2,952
Issuance of shares to IDT from treasury shares	—	—	—	—	—	(3,599)	—	—	—	(274)	5,022	1,423
Conversion of Class A common stock to common stock	3,321	33	(3,321)	(33)	—	—	—	—	—	—	—	—
Exercise of stock options	1,404	14	—	—	560	—	—	—	—	—	—	574
Variable accounting adjustment to repriced stock options	—	—	—	—	4,300	—	—	869	—	—	—	5,169
Recission of exercised stock options	—	—	—	—	217	—	—	—	—	143	(476)	(259)
Accretion of redeemable common stock	—	—	—	—	(266)	—	—	—	—	—	—	(266)
Amortization of deferred compensation	—	—	—	—	—	—	—	11,897	—	—	—	11,897
Loan forgiveness	—	—	—	—	—	—	—	—	1,473	—	—	1,473
Other	—	—	—	—	—	(256)	—	256	—	—	—	—

Balance at July 31, 2002	33,871	$339	28,995	$290	$862,767	$(773,266)	$240	$(1,210)	$(2,040)	3,751	$(41,207)	$45,913
Net income for the year ended July 31, 2003	—	—	—	—	—	16,795	—	—	—	—	—	16,795
Foreign currency translation	—	—	—	—	—	—	(59)	—	—	—	—	(59)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	45	—	—	—	—	45

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	16,781
Treasury share funding of 401K Plan	—	—	—	—	—	(4,015)	—	—	—	(275)	4,934	919
Conversion of Class A common stock to common stock	74	1	(74)	(1)	—	—	—	—	—	—	—	—
Conversion of redeemable common to common stock	294	3	—	—	(3)	—	—	—	—	—	—	—
Transfer of IDT minority interest in ADIR to Net2Phone	—	—	—	—	5,068	—	—	—	—	—	—	5,068
Exercise of stock options	393	3	—	—	985	—	—	—	(63)	—	—	925
Issuance of restricted share grant to executive	—	—	—	—	394	—	—	—	—	—	—	394
Repayment of loans to stockholders	—	—	—	—	—	—	—	—	98	—	—	98
Loan forgiveness									611			611
Forfeiture of stock options	—	—	—	—	(104)	—	—	104	—	—	—	—
Variable accounting adjustment to repriced stock options	—	—	—	—	4,970	—	—	(4,970)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	5,620	—	—	—	5,620

Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329
Net income for the year ended July 31, 2004	—	—	—	—	—	(11,168)	—	—	—	—	—	(11,168)
Foreign currency translation	—	—	—	—	—	—	(50)	—	—	—	—	(50)
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(1,138)	—	—	—	—	(1,138)

Comprehensive (loss)	—	—	—	—	—	—	—	—	—	—	—	(12,356)
Issuance of common stock in follow-on public offering	14,000	140	—	—	58,504	—	—	—	—	—	—	58,644
Treasury share funding of 401K Plan	—	—	—	—	—	(2,045)	—	—	—	(150)	2,728	683
Conversion of Class A common stock to common stock	9	1	(9)	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	1,270	12	—	—	5,424	—	—	—	—	—	—	5,436
Issuance of stock bonuses to employees & officers	172	2	—	—	2,551	—	—	(1,449)	—	—	—	1,104
Shares which may be released to IDT per memorandum of understanding	—	—	1,046	11	3,358	—	—	—	—	—	—	3,369
Repayment of loan by stockholder	—	—	—	—	—	—	—	—	64	—	—	64
Variable accounting adjustment to repriced stock options	—	—	—	—	(5,553)	—	—	5,553	—	—	—	—
Forgiveness of loan to stockholder	—	—	—	—	—	—	—	—	159	—	—	159
Amortization of deferred compensation	—	—	—	—	—	—	—	(4,807)	—	—	—	(4,807)

Balance at July 31, 2004	50,083	$501	29,958	$299	$938,361	$(773,699)	$(962)	$(1,159)	$(1,171)	3,326	$(33,545)	$128,625

See accompanying notes.

Back to Index

Net2Phone, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31,

	2004	2003	2002

	(in thousands)
Operating activities:
Net income (loss)	$(11,168)	$16,795	$(245,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,530	11,037	23,980
Non-cash compensation expense	(3,168)	15,304	19,556
Non-cash services	3,369	—	—
Gain on buyout of minority interests	(12,182)	—	—
Loss on sale of assets	—	348	1,921
Write-down of investments	—	—	7,251
Write-off of acquired in-process research and development	—	—	13,850
Restructuring, severance, impairment and other non-cash items	4,387	7,703	144,178
Loss on sale of business	—	—	1,786
Non-cash litigation settlement	—	(38,929)	—
Issuance of common stock to charitable foundation	—	—	2,952
Minority interests	—	(4,546)	(15,591)
Changes in assets and liabilities:
Accounts receivable	(871)	(188)	4,252
Other assets	2,578	1,358	(2,880)
Accounts payable and accrued expenses	(8,156)	(16,587)	(30,226)
Deferred revenue	(270)	(1,022)	(177)
Net advances from (repayments to) IDT Corporation	178	1,595	(15,559)
Other	(1,394)	—	—

Net cash used in operating activities	(16,167)	(7,132)	(90,635)

Investing activities:
Purchases of property and equipment	(5,539)	(7,068)	(17,852)
Purchases of marketable securities	(318,195)	(78,388)	(74,965)
Payments of acquisition related obligations	—	—	(13,889)
Proceeds from the sale of marketable securities	278,624	62,358	89,421
Acquisitions, net of cash acquired	—	—	(27,764)
Issuance of notes receivable	—	—	(3,912)
Other	397	501	(146)

Net cash used in investing activities	(44,713)	(22,597)	(49,107)

Financing activities:
Proceeds from the sale of common stock	58,644	—	—
Proceeds from the issuance of subsidiary preferred stock	—	—	13,999
Payments of capital lease obligations	(4,417)	(1,759)	(1,938)
Proceeds from exercise of stock options	5,436	1,055	572
Proceeds from repayment of employee loans	670	115	—
Purchases of redeemable common stock	—	—	(3,306)
Repurchase of common stock	—	—	(510)
Net change in restricted stock	2,785	(1,217)	(821)
Other	820	(341)	—

Net cash provided by (used in) provided by financing activities	63,938	(2,147)	7,996

Net increase (decrease) in cash and cash equivalents	3,058	(31,876)	(131,746)
Cash and cash equivalents at beginning of period	9,350	41,226	172,972

Cash and cash equivalents at end of period	$12,408	$9,350	$41,226

Supplemental disclosure of cash flow information:
Cash payments for interest	$789	$170	$450

Liabilities incurred to acquired fixed assets	$—	$—	$6,969

See accompanying notes.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004

1. Description of Business and Basis of Presentation

The accompanying consolidated financial statements reflect the historical financial information of Net2Phone, Inc. and its subsidiaries. Our company was incorporated in October 1997, to operate and develop our Internet telephony business. Prior to such time, our business was conducted as a division of IDT Corporation (“IDT”).

We are a leading provider of Voice over Internet Protocol, or VoIP, communications services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Our strategic investors include IDT Corporation, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which as of October 7, 2004, currently holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is the controlling member of NTOP Holdings, through which it effectively controls us.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all companies in which we have a controlling voting interest (“subsidiaries”), as if we, and our subsidiaries were a single company. Significant intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

The effect of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investments to unaffiliated parties are included in our results of operations.

     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

     Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effect of stock options and warrants and other contingently issuable shares, only in the periods in which such effect is dilutive.

Stock options of 9.7 million, 9.9 million, and 10.6 million shares for the years ended July 31, 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. Additionally, restricted shares of 0.3 million, for the twelve months ended July 31, 2004, were not included in the computation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of common shares outstanding for computing diluted earnings per share for the twelve months ended July 31, 2003, includes 0.4 million shares for the assumed conversion of dilutive stock options. Lastly, 5.9 million shares of the 6.9 million shares of our Class A common stock to be issued in connection with definitive agreements reached pursuant to the memorandum of understanding with IDT (see note 14) have been excluded from the calculation of earnings per share for the twelve months ended July 31, 2004.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

     Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. A portion of our cash is restricted, as these balances are required to collateralize our outstanding letters of credit.

     Inventory

Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis. For fiscal years 2004, 2003, and 2002, direct cost of revenue includes inventory write-downs of $0.6 million, $0.1 million, and $2.8 million, respectively, that relate to inventory identified as obsolete or slow moving. This inventory has been written down to its net realizable value.

     Property and Equipment

Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement.

     Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Software development costs are our only research and development expenditures. For the years ended July 31, 2004, 2003, and 2002, included in selling, general administrative costs are research and development costs totaling approximately $8.2 million, $5.4 million, and $11.2 million, respectively.

     Capitalized Internal Use Software Costs

We capitalize certain costs incurred in connection with developing, once technological feasibility has been established, or obtaining internal use software. These costs consist of payments made to third parties and the compensation costs, including fringe benefits, of employees working on such software development. Capitalized internal use software costs are amortized using the straight-line method over the shorter of five years or the useful lives of the internal use software. For the years ended July 31, 2004, 2003, and 2002, we have capitalized approximately $4.4 million, $4.5 million, and $7.3 million, respectively, of internal use software costs as computer software.

     Long-Lived Assets, including amortizable intangible assets

We review long-lived assets and certain identifiable intangibles for impairment on a quarterly basis by determining whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Goodwill

Goodwill has been tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

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

Per subscriber activation fees which are invoiced based on contracted service commitment levels, are collected when invoiced and revenue is deferred and recognized over the remaining life of the service agreement.

     Direct Cost of Revenue

Direct cost of revenue consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization and non-cash services provided by IDT.

     Advertising Costs

We expense the costs of advertising as incurred. For fiscal 2004, 2003, and 2002, advertising expense amounted to $1.8 million, $1.8 million and $3.7 million, respectively.

     Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Due to our accumulated losses, we fully offset net deferred tax assets against a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2004, we had net operating loss carry-forwards for federal income tax purposes of approximately $515.9 million expiring in years through 2024. These net operating loss carry-forwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

     Stock Based Compensation Expense

We account for our stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. APB 25 requires that stock options that have been modified to reduce the exercise price be accounted for as variable until the options are exercised, forfeited or expire unexercised. Charges that result from the variable accounting treatment of repriced options are recorded as non-cash compensation.

The company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). Pro forma information regarding net income (loss) per share has been determined as if we had accounted for employee stock options under the fair value method proscribed by SFAS No. 123. The weighted average fair value of options granted was $5.73, $3.30, and $4.20 per share for the years ended July 31, 2004, 2003, and 2002, respectively. The fair value of

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

Assumptions	July 31, 2004	July 31, 2003	July 31, 2002

Average risk-free interest rate	3.35%	2.88%	4.29%
Dividend yield	—	—	—
Volatility factor of the expected market price of our common stock	88%	110%	108%
Average life	5 years	5 years	5 years

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

	Year ended July 31,

	2004	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$(11,168)	$16,795	$(246,061)
Add: Stock option-related employee compensation expense included in reported net income (loss)	(5,096)	6,255	13,698
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	(5,081)	(16,949)	(65,157)

Pro forma net income (loss)	$(21,345)	$6,101	$(297,520)

Basic and diluted income (loss) per share, as reported	$(0.16)	$0.28	$(4.21)

Basic and diluted income (loss) per share, Pro forma	$(0.30)	$0.10	$(5.09)

Non-cash compensation expense for other stock-based compensation included in net income, as reported for the years ended July 31, 2004, 2003 and 2002 was $1.9 million, $9.0 million, and $5.9 million, respectively. These expenses primarily relate to restricted stock, bonuses paid in stock, stock funding of the Company’s 401(k) plan (see Note 19), and the discount on the ADIR shares (see Note 6).

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

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

3. Common Stock Offering

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

4. Settlement of Cisco Litigation

In August 2002, Net2Phone and ADIR Technologies, Inc., our majority-owned subsidiary, consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco Systems and a Cisco executive who had been a member of the board of directors of ADIR. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of $0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carry-forwards to offset the gain. In fiscal 2002, we recorded $1.6 million of legal and other expenses related to this settlement.

5. Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,

	2004	2003	2002

	(in thousands)
Exit and other costs	$1,293	$3,970	$15,404
Separation agreements of former CEO, CFO & COO	1,244	2,877	12,623
Workforce reductions	163	4,116	13,882
Impairment charges, including recovery on assets held for sale	(89)	1,815	99,710
Reserve adjustments	(419)	(5,415)	—

Total	$2,192	$7,363	$141,619

Exit and Other Costs

During fiscal 2004, we incurred exit and other costs of $1.3 million, which included $0.4 million in costs to exit our disposable calling card business, $0.7 million in costs primarily related to losses on existing office leases, and $0.2 million in various contract dispute settlement costs and costs to close two overseas businesses.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

During fiscal 2003, we incurred exit and other costs of approximately $4.0 million. These included $1.9 million for the write off of fixed assets that we were unable to deploy in our network; $1.6 million relating to lease termination costs on various leases, including ADIR’s Boca Raton lease, which was ultimately terminated on May 8, 2003; and $0.5 million relating to the sale of our web-based banner advertising business in fiscal 2002.

As a result of the fiscal 2002 restructurings, we eliminated various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the reduction of operations at various Net2Phone and ADIR locations. As a result, we and ADIR incurred lease related exit costs, which totaled approximately $6.3 million. Also in fiscal 2002, we exited our web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, we incurred a $1.8 million loss and we retained a 10 percent equity interest in the entity formed to acquire the business. Partially offsetting these fiscal 2002 exit costs was a favorable mark-to-market adjustment of $0.6 million relating to the Aplio settlement obligations (see Note 6).

Separation Agreements of Former CEO, CFO & COO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and us, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from us and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowings from Net2Phone and ADIR was $4.4 million. In addition, Net2Phonehad guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of his consulting period and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $9.5 million in fiscal 2002. The charge primarily consists of $3.9 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million. During fiscal 2004 and 2003, an additional $0.2 million and 1.9 million charge, respectively, was recorded relating to Mr. Balter’s separation agreement. In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and us, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with us and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options repriced at this time, 232,000 were exercised immediately. The remaining 68,000 options were exercised during the second quarter of fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from us was $1.5 million. We agreed to forgive these borrowings in four equal installments upon the completion of each of the four years of his consulting arrangement. We recorded charges of $2.7 million for fiscal 2002, $0.6 million in fiscal 2003 and $0.5 million in fiscal 2004 related to Mr. Slasky’s separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us in exchange for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on the date of transfer. Under certain circumstances, we are required to guarantee to IDT that those shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. During fiscal 2002, we recorded a charge of $0.4 million

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

relating to this guarantee based on the decrease in value of our common stock. The $0.4 million charge was reversed during fiscal 2003, based on an increase in our stock price above the $5.20 per share guaranteed value. During fiscal 2004 we once again recorded a charge of $0.5 million relating to this guarantee based on the decrease in value of our common stock.

In April 2003, Norman Klugman, our Chief Operating Officer, announced his intention to resign and terminated his employment with us in July 2003. During fiscal 2003, we recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

Workforce Reductions

During fiscal 2004, we incurred workforce reduction costs totalling $0.2 million relating to severance expense for six employees whose jobs were either consolidated or eliminated.

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

During fiscal 2002, we executed three significant company-wide workforce reductions programs in our core business and two in our ADIR subsidiary. In November 2001, we announced plans to restructure our operations, which included the elimination of various lines of development business related to voice hosting products and specific enterprise products, relocation of certain facilities, and an immediate reduction in workforce of approximately 270 employees. As a result of this restructuring, we recorded a charge of $6.2 million relating to this workforce reduction. In February 2002, we announced plans to reduce our workforce by approximately 85 employees or 28 percent. We underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, we significantly reduced our workforce and scaled back certain unprofitable businesses, including our disposable calling card business and wholesale termination business. We recorded a severance charge of approximately $3.5 million relating to this workforce reduction initiative. In April 2002, we further reduced our workforce by 20 employees through a scale back of our technical development team, which had been working on projects related to the restructured businesses. We recorded severance of approximately $0.9 million in fiscal 2002 related to this workforce reduction initiative.

Two additional workforce reductions programs were also executed during fiscal 2002 in our ADIR subsidiary, after we reached and impasse with Cisco refusing to honor commitments provided to us during ADIR’s formation. Since much of ADIR’s business plans and activities focused on developing software for Cisco, a decision was reached first in February 2002 to reduce ADIR’s workforce by 60 employees, which resulted a charge of approximately $1.3 million related to these terminated employees. A second ADIR workforce reduction was executed in May 2002, as a result of unresolved negotiations with Cisco, and resulted in the termination of an additional 30 employees and a severance charge of $2.0 million.

Impairment Charges and Changes in Assets Held for Sale

During fiscal 2004, we recorded a net recovery of $0.1 million for equipment that had been previously written off. In addition, we transferred $0.2 million of these assets to service in our network based on our operational needs. At the close of fiscal 2004 we had $0.2 million in Assets Held for Sale. We are in the process of identifying buyers for this equipment, and expect to sell these assets in fiscal 2005.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

During fiscal year 2003, we recognized $0.9 million of net impairment charges related to the elimination of various equipment and network build-outs, $0.4 million of impairment charges to capitalized software related to the de-emphasis of our carrier services business and $0.2 million of charges relating to the write-off of acquired software and equipment due to vendor bankruptcies. In addition, we recorded a write-down to net realizable value of $0.3 million on equipment that we had determined would not be deployed in our network and that we would sell in the secondary equipment market.

During fiscal 2002, a comprehensive review of our assets was conducted. As a result, several impairment charges were determined to be required. First, an impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of our long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value. Secondly, during the third quarter of fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.6 million was recognized. Finally, as a result of our plan to restructure our operations and eliminate various lines of development, an impairment review of our long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, we recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their estimated fair values. The estimate of fair value for each of the fiscal 2002 impairments were determined using the present value of expected future cash flows.

Reserve Adjustments

During fiscal 2004, $0.4 million in net reserves were reversed primarily due to the execution of sub lease agreements at more favorable terms than originally estimated and to adjustments of employee termination agreements based on subsequent decisions to retain certain employees.

During fiscal 2003, we recorded reserve adjustments of $(5.4) million. During the first quarter of fiscal 2003, we reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, we reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of fiscal 2003, we reversed $1.9 million in reserves based on final contract settlement with one of our media partners. Additionally, we reversed $0.9 million in reserves related the termination of ADIR’s Boca Raton office lease based upon executing a termination agreement relating to the lease on more favorable terms than previously anticipated.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

The following table summarizes the remaining reserve balances related to restructuring, severance, and exit costs:

	Balance @ July 31, 2003	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance @ July 31, 2004

	(in thousands)
Workforce Reductions
Net2Phone Global Services	$288	$137	$(417)	$95	$(103)	$—
Corporate and Other	360	26	(359)	39	(66)	—

Total	648	163	(776)	134	(169)	—

Exit and Other Costs
Net2Phone Global Services	3,192	1,168	(2,360)	(318)	(258)	1,424
Corporate and Other	152	125	23	(181)	8	127

Total	3,344	1,293	(2,337)	(499)	(250)	1,551

Separation Agreements of Former CEO, CFO & COO
Net2Phone Global Services	—	—	—	—	—	—
Corporate and Other	792	1,244	(855)	(618)	—	563

Total	792	1,244	(855)	(618)	—	563

Impairment Charges and changes in Assets Held for Sale
Net2Phone Global Services	—	(89)	—	89	—	—
Corporate and Other	—	—	—	—	—	—

Total	—	(89)	—	(89)	—	—

Total Restructuring, Severance, Impairment, and Other Items
Net2Phone Global Services	3,480	1,216	(2,777)	(134)	(361)	1,424
Corporate and Other	1,304	1,395	(1,191)	(760)	(58)	690

Total	$4,784	$2,611	$(3,968)	$(894)	$(419)	$2,114

6. ADIR Technologies, Inc.

In the first quarter of fiscal 2001, ADIR Technologies, Inc., our majority-owned subsidiary, issued 74,250 shares of its Series A Preferred Stock to us in exchange for rights to certain software and sold 13,277 of such shares to Cisco Systems, Softbank and IDT in a private placement transaction for aggregate gross proceeds of approximately $23.2 million. In addition, ADIR sold 18,525 shares of its common stock in fiscal 2001 to employees of Net2Phone and ADIR in exchange for promissory notes of approximately $3.2 million, which was below the $21.0 million aggregate value of such shares. Accordingly, the discount of approximately $17.8 million was amortized over the vesting period of such shares. We recorded compensation expense of $6.7 million and $4.5 million in fiscal 2003 and fiscal 2002, respectively, as the amortization of this discount. The expense was recorded as non-cash compensation expense in the accompanying statements of operations.

In the fourth quarter of fiscal 2001, ADIR raised an additional $25.0 million in exchange for 9,905 shares of its Series B preferred stock from its previous investors, Cisco and Softbank, and, in the first quarter of fiscal 2002, ADIR raised an additional $21.0 million from the sale of 8,319 shares of its Series B preferred

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

stock to Cisco, Softbank and us. With the exception of 1,750 shares of Series A preferred stock, all of the preferred shares held by Cisco and Softbank were transferred to us as part of the settlement of litigation in the first quarter of fiscal 2003.

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

NetSpeak was a strategic partner of Cisco Systems and Cisco was an important investor in and a strategic partner of ADIR. ADIR bid against at least one other party for NetSpeak and the final purchase price agreed upon was determined based upon the assets being received and future revenue projections.

The total aggregate consideration paid for the acquisition was $48.1 million. The purchase price allocation was as follows:

(in thousands)
Current assets	$23,375
Current liabilities	(3,567)
Property, plant and equipment	2,295
Other assets	802
Development product technology	2,140
In-process research and development	13,850
Goodwill	9,189

$48,084

See Note 4 for additional information regarding litigation with Cisco relating to ADIR and its impact on goodwill and intangible assets recorded in connection with the NetSpeak acquisition.

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

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

On July 31, 2003, we acquired 4,000 shares of ADIR’s Series A-1 preferred stock from IDT. As consideration for the shares, we assigned to IDT our rights to a $1.0 million note receivable from a third party. We had previously written off such note receivable, but during recovery negotiations in the fourth quarter of fiscal 2003, we estimated a $0.1 million value to our claim. As a result of this transaction, we recorded a capital contribution from IDT of approximately $4.5 million, which equaled the excess of the recorded value of IDT’s minority interest in ADIR over the $0.1 million value of the note receivable. Also, during the fourth quarter of fiscal 2003, we transferred to ADIR $14.5 million of the cash we received in the first quarter of fiscal 2003 from the settlement of the Cisco litigation (see Note 4). This transfer was recorded as a capital contribution from us to ADIR since we did not receive any additional shares in ADIR. In addition, we recorded $2.4 million of minority interest expense, which represents the portion of the $14.5 million capital contribution that was allocated to the ADIR minority shareholders.

Also, in the fourth quarter of fiscal 2003, we recorded a decrease to minority interest expense of $7.0 million, principally to reallocate prior year operating losses of ADIR between Net2Phone and the ADIR minority shareholders. This decrease in minority interest expense was partially offset by an adjustment to ADIR related deferred compensation expense of $3.6 million.

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was approximately $3.4 million. As a result, we recorded other income of approximately $2.9 million in the first quarter of fiscal 2004 representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we wrote-off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we became the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional other income of approximately $9.3 million in the first quarter of fiscal2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

Pursuant to approvals of their respective boards of directors, both ADIR and NetSpeak have been liquidated; ADIR on June 30, 2004 and NetSpeak on July 31, 2004. As part of the liquidation of both companies, we, as the sole shareholder, entered into an agreement with the Chief Executive Officer of ADIR and NetSpeak pursuant to which he released all of his rights under his existing employment agreement, agreed to a two year covenant against competition with us and further agreed to provide consulting services to us with respect to the businesses formerly conducted by ADIR and NetSpeak for a period of two years. In exchange, we agreed that we would forgive outstanding loans from ADIR to the Chief Executive Officer totaling $0.6 million over the period of his restrictive covenant and consultation agreement. We did not record any charges during the fourth quarter of fiscal 2004 related to this agreement, as the agreement was executed at fiscal year end July 31, 2004. Charges associated with this agreement will be recorded over the period of his restricted covenant and consultancy period, beginning in the first fiscal quarter of 2005.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

7. Aplio Acquisition

On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A. (“Aplio”) a company located in France with technology that enabled VoIP hardware devices to provide our services. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of our redeemable common stock which were valued at $35.50 per share and were redeemable at $36.947 per share, promissory notes aggregating $6.5 million, $1.4 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the closing of the transaction. In addition, we were required to pay two contingent cash payments of $2.8 million each on July 7, 2001 and July 7, 2002 and a third payment of $2.5 million on July 7, 2003. As collateral for the first two contingent payments, the company placed 150,329 shares of its common stock in escrow. Certain of the selling shareholders also were given the right to require us to repurchase their shares on various dates prior to January 31, 2002.

The aggregate purchase price of $36.2 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.9 million which was allocated as follows: approximately $17.7 million to goodwill, $13.9 million to technology, $2.3 million to trademarks, $4.5 million to patents and $0.5 million to workforce.

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

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

Under the amended and restated settlement agreements, on May 1, 2006, we are required to purchase from Deutsche Bank the 585,325 shares for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank,on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, only the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, we recorded a long- term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2004, the obligation was $17.3 million. We will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in income (loss) on equity investments and other expense.

Our payment obligations are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.6 million of restricted marketable securities held by the bank. The letters of credit expire on August 4, 2006. Interest cost incurred and charged to expense related to this agreement was approximately $0.7 million and $0.2 million for fiscal years 2004 and 2003, respectively.

8. Marketable Securities

Marketable securities consist of U.S. Government Agency Obligations and commercial paper. We utilize a specific identification process to determine the cost basis of securities sold and amounts to be reclassified out of accumulated other comprehensive income and into earnings.

The following is a summary of the marketable securities at July 31, 2004:

(in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency Obligations	$98,662	$32	$(1,112)	$97,582
Commercial paper	1,556	4	(17)	1,543

Total	$100,218	$36	$(1,129)	$99,125

The following is a summary of the marketable securities at July 31, 2003:

(in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency Obligations	$60,145	$382	$(337)	$60,190
Commercial paper	364	—	—	364

Total	$60,509	$382	$(337)	$60,554

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

9. Property and Equipment

Property and equipment consists of the following:

	July 31,

(in thousands)	2004	2003

Equipment	$20,122	$20,354
Computer software	18,985	14,398
Furniture and fixtures	1,720	1,785

	40,827	36,537
Accumulated depreciation	(21,898)	(12,365)

Property and equipment, net	$18,929	$24,172

Fixed assets under capital leases aggregated $0.7 million and $1.9 million, respectively, at July 31, 2004 and at July 31, 2003. The accumulated amortization related to these assets under capital leases was $0.7 million and $0.6 million at July 31, 2004 and 2003, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation and amortization of fixed assets for the years ended July 31, 2004, 2003, and 2002 was approximately $10.2, $10.6 million, and $22.5 million respectively.

10. Investments

During the fourth quarter of fiscal 2004 we sold our minority interest in eXact Advertising resulting in a gain of $0.8 million, which is reflected in Income (loss) on equity investments and other expense, net. The core assets that formed eXact Advertising were previously part of our web-based, banner advertising business, a majority stake of which we sold to former employees in fiscal 2002.

As a result of restructuring our operations and eliminating various lines of development announced in the third quarter of fiscal 2002, we wrote-off the value of several of our cost method investments which were no longer deemed to be strategic to our business. In addition, an other-than-temporary impairment charge was recorded with respect to one of our cost method investments that we continue to reflect on our Balance Sheet. The charge was recorded to reduce the carrying value of the investment to fair value determined based on a recent third-party financing completed by the investee. These charges totaled $6.9 million and are reflected in Income (loss) on equity investments and other expense, net in the statements of operations.

We have invested in minority holdings of several other technology companies. Such investments are recorded at cost and amounted to $1.4 and $1.5 million, respectively, at July 31, 2004 and at July 31, 2003.

11. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $1.7 million, which is attributable to our Net2Phone Global Services segment, net of accumulated amortization for the years ended July 31, 2004 and 2003.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

The major components and average useful lives of our other acquired intangible assets follows:

		July 31, 2004			July 31, 2003

($ in thousands)	Amortization Period (mos.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology	35	$160	$(123)	$37	$160	$(69)	$91
Trademarks	36	1,387	(800)	587	1,380	(523)	857
Non-compete covenants	24-30	800	(800)	—	800	(588)	212

		$2,347	$(1,723)	$624	$2,340	$(1,180)	$1,160

Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Intangible assets amortization expense for the years ended July 31, 2004, 2003, and 2002 was $0.3 million $0.7 million, and $1.5 million,respectively. Intangible assets amortization expense is estimated to be $0.3 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007. After fiscal 2007, all intangible assets will be fully amortized.

12. Financial Instruments

The carrying value of our financial instruments, which include our investments (see Note 10), marketable securities (see Note 8), and long-term obligations (see Note 7), approximates fair value. It was not practicable to estimate the fair value of certain of our equity investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The balance of these investments at July 31, 2004 was $1.4 million and at July 31, 2003 was $1.5 million. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

13. Leasing Arrangements

We lease certain facilities and equipment for use in our operations under both capital and operating leases.

The aggregate minimum rental commitments under non-cancelable leases for the periods shown at July 31, 2004, are as follows:

Fiscal Years Ending July 31,	Capital Leases	Operating Leases

	(in thousands)
2005	$129	$3,035
2006	—	2,673
2007	—	2,488
2008	—	2,128
2009	—	1,544
Thereafter	—	1,074

Total minimum rental commitments	$129	$12,942

Less amounts due for interest	2
Less current portion	127

Capital lease obligations — long-term portion	$—

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

Rent expense for the years ended July 31, 2004, 2003 and 2002 was $2.8 million, $3.4 million, and $8.2 million, respectively.

As of July 31, 2004, the aggregate minimum sublease rentals to be received in the future for operating subleases is $0.5 million.

14. Related Party Transactions

Our strategic investors include IDT, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. As of October 7, 2004, IDT and Liberty Media together own NTOP Holdings, L.L.C., which holds an aggregate of 37.8 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is currently the controlling member of NTOP Holdings, through which it effectively controls us. In November of 2003, we closed an underwritten common stock offering,through which, in addition to the 11.5 million shares purchased by the public and our underwriters, 1.25 million shares were purchased by each of IDT and Liberty Media. Including the 1.25 million shares IDT purchased in the offering and an additional 0.3 million shares of our common stock held directly by IDT, as of October 7, 2004, IDT controls 56.3 percent of our aggregate voting power. We have also entered into a Memorandum of Understanding with IDT which calls for us to issue an additional 6.9 million shares of Class A common stock to IDT upon entering into a definitive telecommunications services agreement with IDT. Assuming these 6.9 million shares are issued, IDT will control 61.4 percent of our aggregate voting power based on our outstanding stock on October 7, 2004.

     IDT Corporation

We maintain significant business relationships with IDT and its affiliates, and IDT maintains a controlling ownership interest in us. Consequently, we interact with IDT and its affiliates in several different areas and on several different levels. The following summarizes our interactions with IDT and its affiliates:

	Years ended July 31,

(in thousands)	2004	2003	2002

Opening Balance	$1,057	$(682)	$14,401
Charges to IDT affiliate for purchases of disposable calling cards from Net2Phone	(188)	(6,399)	(17,313)
Charges to IDT for services provided by Net2Phone	(4,821)	(7,871)	(12,463)
Charges to Net2Phone for services provided by IDT	6,171	11,124	28,542
Expenses paid by IDT on behalf of Net2Phone requiring Net2Phone remittance	1,192	2,862	2,146
Expenses paid by Net2Phone on behalf of IDT requiring IDT reimbursement	(698)	(884)	(3,661)
Payments received from IDT	544	9,948	21,366
Payments remitted to IDT	(2,286)	(7,041)	(33,700)

Ending Balance	$971	$1,057	$(682)

Average Balance Owed to IDT:	$854	$1,112	$1,282
Securities Purchases/Sales Settled through IDT:	$38,491	$10,124	$—

In fiscal 2004, fiscal 2003 and fiscal 2002 we provided carrier services to IDT of $4.9 million, $7.9 million and $12.5 million, respectively, and purchased wholesale carrier services from IDT of $4.5 million, $9.2 million and $24.5 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in our consolidated statement of operations as “Restructuring, severance, impairment and other items” during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, sales of prepaid disposable calling cards to IDT affiliates in fiscal 2004 were nominal, compared with sales of $6.4 million and $17.3 million recorded in fiscal 2003 and fiscal 2002, respectively.

Our corporate headquarters and several other facilities are leased from IDT. During fiscal 2004, fiscal 2003, and fiscal 2002 IDT charged us $1.9 million, $2.1 million and $4.1 million, respectively, in facilities lease fees. IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During fiscal 2004, $38.5 million in securities purchases and sales were settled through IDT, while during fiscal 2003, $10.1 million in securities sales were settled through IDT. No such investment management services were provided during fiscal 2002.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services, and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we will receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development. Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services. The agreement has a two-year term, which can be terminated with 30 days notice upon a material breach, or with 90 days notice at the discretion of either party. In addition, we have entered into a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services. We are currently negotiating other service agreements with IDT. During fiscal 2004 and 2003 we incurred fees totalling $0.5 million and $0.1million for all such services. No charges were incurred during fiscal 2002.

On occasion, we provide other services to IDT, based on the need for such administrative and support services. During fiscal 2004 and 2003, we charged IDT reimbursement fees for project support services totalling $0.3 million and $0.2 million, respectively, for each fiscal year. No fees were charged during fiscal 2002.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreement has been executed as of October 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004 or the date definitive agreements are signed, whichever is later. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $3.4 million to non-cash services provided by IDT related to this agreement during fiscal 2004, which

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

represents the market value of 1.0 million shares that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non employee, the 1.0 million shares we may release from escrow for services received from IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of July 31, 2004, in our consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable and broadband telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries,allowing us to co-locate our equipment and interconnect to IDT’s network at those points. On May 12, 2004, IDT announced its intention to reorganize its Winstar/IDT Solutions affiliate, and we are examining the impact of this reorganization as we continue to negotiate definitive agreements.

Liberty Media Corporation

On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC (“NCT”) and Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, NCT is to provide cable telephony services to LCV’s customers, and NCT will act as LCV’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that would facilitate these telecommunication services. We recorded $1.4 million in revenue from LCV during the third quarter of fiscal 2004 of which $1.3 million reflects infrastructure and related technology components installed during the quarter that are necessary for LCV to broadly distribute our services.

Agreements with Officers

Pursuant to Stephen M. Greenberg’s, our Chief Executive Officer (“CEO”) employment agreement, dated July 31, 2000, to help defray the tax expense of a grant of 50,000 shares of restricted stock, we loaned him an amount necessary to pay such taxes. We granted the CEO a loan for $600,000 in September 2000, with a term of three years and an interest rate equal to the applicable short-term federal rate. Repayment would be accelerated if the CEO sold any of his 50,000 shares of restricted stock or upon the termination of his Employment Agreement. The CEO repaid this loan in full, plus interest, in the first quarter of fiscal 2004.

In April 2002, we loaned the sum of $3.6 million to our CEO. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to the CEO and is secured by options to purchase 300,000 shares of our common stock granted to the CEO in April 2002. Under certain circumstances, the Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that the CEO

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to us all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

Due to the uncertainty surrounding the number of options the CEO will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan.

We recorded compensation expense of $1.2 million in fiscal 2004 and 2003 and $0.3 million in fiscal 2002, relating to this loan.

Pursuant to an employment agreement with our former General Counsel dated January 8, 2001, we guaranteed that the value (as defined in the agreement) of 150,000 options to purchase our common stock held by our then General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, we would pay our then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, we paid $0.9 million to our then General Counsel at that time. We had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each fiscal quarter end. Due to the higher stock price on January 7, 2004 as compared to July 31, 2003, we reversed $0.2 million of previously recorded non-cash compensation expense as a result of this agreement. During fiscal 2003, we recorded non-cash compensation expense of $0.5 million related to this agreement.

15. Stock Compensation

     Options

In April 1999, we adopted a stock option and incentive plan, as amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. There are currently 18,940,000 shares of common stock authorized for issuance under the plan. The compensation committee of our board of directors is responsible for determining the type of award,when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediate to four years.

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

For the years ended 2003 and 2002, we recorded non-cash compensation expense of $6.3 million and $13.7 million, respectively, from the issuance of stock options. In 2004, we reversed $5.1 million of previously recorded non-cash compensation expense. All our non-cash compensation is attributable to general and administrative expense.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

Based on our stock price at July 31, 2004, there was no deferred compensation relating to the issuance of stock options.

A summary of stock option activity under our stock option plan is as follows:

	Shares	Weighted Average Exercise Price

	(in thousands)
Outstanding at July 31, 2001	12,133
Granted	9,297	$ 4.20
Exercised	(1,113)	0.51
Cancelled	(4,546)	17.78
Forfeited	(5,452)	19.99

Outstanding at July 31, 2002	10,319
Granted	1,055	3.30
Exercised	(393)	2.85
Cancelled	(181)	6.47
Forfeited	(447)	12.58

Outstanding at July 31, 2003	10,353
Granted	974	5.73
Exercised	(1,270)	4.18
Cancelled	(66)	5.56
Forfeited	(262)	10.58

Outstanding at July 31, 2004	9,729

The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

	(in thousands)	(in years)		(in thousands)
$2.25 — 3.33	1,379	5.3	$3.22	1,245	$3.28
$3.43 — 5.08	5,966	6.2	4.12	5,428	4.13
$5.25 — 7.37	2,184	7.1	6.39	1,343	6.80
$10.69 — 15.00	114	5.1	14.62	114	14.62
$16.75 — 25.00	18	6.2	16.99	17	16.99
$35.00 — 48.50	68	5.5	42.82	68	42.82

	9,729			8,215

     Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. Based on our stock price at July 31, 2004, we reversed $5.3 million of

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

previously recognized non-cash compensation expense related to these repriced options for the twelve months ended July 31, 2004. For the twelve months ended July 31, 2003 we recorded $4.9 million, of non-cash compensation expense relating repriced options. As our share price changes from period to period, we will record market adjustments related to these price variations over the vesting period, until these options are exercised.

     Incentive Stock Compensation

On September 20, 2004, the compensation committee of our board of directors approved a compensation program for fiscal 2004, that includes granting $1.25 million of Net2Phone’s common stock to employees as a component of the fiscal 2004 bonus programs. On October 9, 2003, the compensation committee of our board of directors approved a compensation program that included granting approximately $1.0 million of Net2Phone’s common stock to employees as a component of the fiscal 2003 bonus program. Fiscal 2003 bonus shares were issued on January 2, 2004 and were reflected in non-cash compensation expense for fiscal 2003. We expect to issue fiscal 2004 bonus shares in October 2004. The corresponding cost of these shares, have been recorded in non-cash compensation expense for fiscal 2004.

     Restricted Stock Grants

During fiscal 2004 we granted 279,881 restricted shares of Net2Phone common stock to officers, directors, employees and a consultant under our Plan. In general, the restricted shares vest equally over the four years following the date of grant. Total non-cash compensation relating to restricted shares granted was $0.4 million for fiscal 2004. No similar compensation expense had been incurred prior to fiscal 2004. Deferred compensation related to these restricted stock grants totaled $1.2 million as of July 31,2004. Of the total restricted shares granted during fiscal 2004, 28,908 shares have been issued and are outstanding as of July 31, 2004. The weighted average price of grants issued during fiscal 2004 is $5.56.

17. Charitable Contributions

On December 31, 2001, Net2Phone transferred 600,000 shares of its common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The fair value of the shares contributed was approximately $3.0 million and is reflected as a general and administrative expense for the year ended July 31, 2002. The shares were transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for-profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares were used as collateral to support non-interest bearing loans of $0.4 million from Net2Phone and $1.0 million from IDT Corporation. The proceeds of the loans were used to provide liquidity to the Foundation for purposes of matching charitable gifts contributed by employees of Net2Phone in accordance with a matching charitable gift program approved by the Board of Directors of Net2Phone in March 2001. Certain executives of Net2Phone are also trustees and officers of the Foundation. In the third quarter of fiscal 2004, the Foundation sold the 600,000 shares of Net2Phone common stock for net proceeds of $3.9 million. The Foundation used these proceeds to repay its loan obligations to Net2Phone and IDT, and will use the remaining proceeds to continue to match charitable gifts in accordance with the Net2Phone matching charitable gift program.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

18. Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2002	$—	$240	$240
Change during period	45	(59)	(14)

Balance at July 31, 2003	$45	$181	$226
Change during period	(1,138)	(50)	(1,188)

Balance at July 31, 2004	$(1,093)	$131	$(962)

19. 401(k) Plan

In October 1999, we established a 401(k) Plan which permits employees to make contributions to the plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees 21 years old or over are eligible to participate in the plan after completing three months of service. Eligible employees may contribute up to 15% of their annual compensation, subject to IRS limitations. Prior to January 2002, we matched a discretionary amount of the employees’ contributions in cash. Beginning January 1,2002, we match a discretionary amount of the employees’ contributions in our common shares. As of July 31, 2004, we have contributed 150,186 shares of common stock to the matching plan. We provided no cash contributions for the years ended July 31, 2004 and 2003, and approximately $0.8 million for the year ended July 31, 2002, and bore the administrative cost of the Plan. During fiscal 2004 and 2003 we recorded $0.5 million and $0.8 million, respectively, in non-cash compensation expense related to matching contributions in our common shares.

20. Income Taxes

Significant components of our deferred tax assets and liabilities consists of the following:

	July 31,

	2004	2003

	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$211,506	$196,995
Compensation charge from issuance of stock options	10,485	14,033
Restructuring costs	15,831	39,018
Contribution carryover	1,345	1,336
Deferred tax liabilities:
Depreciation	(15,418)	(14,524)
Other	(304)	(92)
Unrealized gain on investments	—	(17,334)

Net deferred tax asset	$223,445	$219,432
Valuation allowance	(223,445)	(219,432)

Total deferred tax assets	$—	$—

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2004, we had net operating loss carry-forwards for federal income tax purposes of approximately $515.9 million expiring in years through 2024. These net operating loss carry-forwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

	Year ended July 31,

(in thousands)	2004	2003	2002

Tax at effective rate	$(3,909)	$5,878	$(86,712)
Non-deductible expenses	25	5	21,916
Losses for which no benefit is provided	3,884	(5,883)	64,796

Tax Provision	$—	$—	$—

21. Business Segment Information

In June 2003, we implemented a change in our corporate structure. We created two wholly-owned operating subsidiaries. We began presenting segment reporting of the results of these subsidiaries in fiscal 2003, as their structures were completed in the fourth quarter of fiscal 2002.

Operating results presented for our business segments are as follows:

(in thousands)	NGS	NCT	Corporate & Other	Total

	(in thousands)
2004
Revenue total	$81,137	$1,551	$91	$82,779

US based	35,689	1,551	91	37,331
Foreign based	45,448	—	—	45,448

Segment income (loss)	5,161	(9,306)	(7,928)	(12,073)
Depreciation and amortization	7,747	1,126	1,657	10,530
Capital expenditures	3,038	2,481	20	5,539
Total assets	30,090	8,607	126,560	165,257

2003
Revenue total	$91,131	$33	$586	$91,750

US based	45,473	33	586	46,092
Foreign based	45,658	—	—	45,658

Segment income (loss)	1,833	(7,202)	(7,700)	(13,069)
Depreciation and amortization	9,051	335	1,651	11,037
Capital expenditures	4,044	2,345	679	7,068
Total assets	38,995	13,445	92,206	144,646

2002
Revenue total	$133,016	$35	$4,834	$137,885

US based	71,719	35	4,083	75,837
Foreign based	61,297	—	751	62,048

Segment loss	(20,604)	(5,950)	(24,890)	(51,444)
Depreciation and amortization	17,752	111	6,117	23,980
Capital expenditures	14,418	601	2,833	17,852
Total assets	49,644	15,089	118,672	183,405

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

One of our operating subsidiaries, Net2Phone Global Services (NGS), includes our International Channel Sales and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. No single customer contributed 10 percent or more to NGS revenue during fiscal 2004. During fiscal 2003 and fiscal 2002, IDT and its affiliates accounted for 18.3 percent and 31.3 percent of total revenue, respectively.

Our second subsidiary, Net2Phone Cable Telephony (NCT), includes all employees dedicated to providing cable and broadband telephony solutions to cable services and broadband operators. Almost all of NCT’s revenue during fiscal 2004 was generated by Liberty Cablevision of Puerto Rico, Inc., an affiliate of Liberty Media Corporation.

Our Corporate and Other subsidiary includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. None of our subsidiaries maintain significant assets in foreign countries. The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, minority interests, other income, interest income, non-cash compensation, non-cash services provided by IDT, gain from litigation, acquired in-process R&D, redeembable common stock accretion, inventory obsolescence expense, restructuring, severance, impairment and other items, and non-recurring selling, general and administrative expenses. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

     Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income (loss) as reported is as follows:

	Years ended July 31,

	2004	2003	2002

	(in thousands)
Segment loss, reportable segments	$(12,073)	$(13,069)	$(51,444)
Add/(Deduct):
Depreciation and amortization	(10,530)	(11,037)	(23,980)
Inventory obsolescence expense	(556)	—	(2,772)
Charitable contribution	—	—	(3,001)
Other SG&A expense	168	(481)	—
Forgiveness of former executive loan	—	(1,248)	—
Gain on settlement of Cisco litigation	—	58,034	(1,572)
Restructuring and other charges	(2,192)	(7,363)	(141,619)
Acquired in-process R&D	—	—	(13,850)
Non-cash compensation expense	3,168	(15,304)	(19,556)
Non-cash services	(3,369)	—	—
Interest income, net	1,981	2,021	4,162
Other income/(loss), net	12,235	696	(7,887)
Minority interest	—	4,546	15,591
Redeemable common stock accretion	—	—	(133)

Consolidated net income (loss) as reported	$(11,168)	$16,795	$(246,061)

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

22. Customer and Geographical Area

Revenue from customers outside the United States represented approximately 55 percent, 50 percent, and 45 percent of total revenue during the years ended July 31, 2004, 2003, and 2002, respectively. More than 10 percent of total revenue was derived from customers in the Middle East during fiscal 2004 and fiscal 2003. No single geographic area outside of the United States accounted for more than 10 percent of total revenue during fiscal 2002.

23. Legal Proceedings

     Multi-Tech

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that we consider favorable to our non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. On February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court in our favor. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing of this decision with the Court of Appeals, which was denied on March 31, 2004. Subsequently, Multi-Tech filed a Petition for Writ of Certiorari with the United States Supreme Court, which was denied on October 4, 2004. As Multi-Tech has exhausted all avenues of appeal, we consider this matter closed.

     Class-Actions

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of our executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of our initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phoneand the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against us are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time that we did.We have been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, we have entered into a settlement agreement along with the majority of the other issuer defendants. The settlement agreement is subject to the court’s approval. Under the terms of the proposed settlement agreement, we are not conceding any liability and we will not bear any expenses associated with the settlement, other than legal fees we may incur.

Back to Index

Net2Phone, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2004

24. Commitments and Contingencies

     Letters of Credit

As of July 31, 2004, we had letters of credit outstanding totaling $21.2 million, of which $0.2 million expires during fiscal 2005 and the remainder will expire in 2006 through 2010. The letters of credit primarily relate to payments we are required to make as a result of the Deutsche Bank agreement (See Note 7).

     Purchase Commitments

We have entered into purchase commitments of approximately $1.0 million as of July 31, 2004, primarily related to our product sales. The term of commitment is less than one year for all purchase commitments.

Back to Index

Net2Phone, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Charged to Expenses	Deductions (Note (a))	Balance at End of Period

	(in thousands)
Allowance For Uncollectible Accounts Receivable:

Fiscal 2004	$581	$28	$(245)	$364
Fiscal 2003	507	272	(198)	581
Fiscal 2002	1,900	2,260	(3,653)	507

(a) Amounts written off as uncollectible.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net2Phone, Inc.

By:	/s/ STEPHEN M. GREENBERG

Stephen M. Greenberg
Chief Executive Officer

Power of Attorney

Each person whose signature appears below hereby constitutes and appoints each of Glenn J. Williams and Arthur Dubroff the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of October, 2004.

/s/ HOWARD S. JONAS	Chairman of the Board	Dated: October 14, 2004

Howard S. Jonas

/s/ STEPHEN M. GREENBERG	Chief Executive Officer and Director	Dated: October 14, 2004
(Principal Executive Officer)
Stephen M. Greenberg

/s/ ARTHUR DUBROFF	Chief Financial Officer	Dated: October 14, 2004
(Chief Accounting Officer)
Arthur Dubroff

/s/ JAMES R. MELLOR	Director	Dated: October 14, 2004

James R. Mellor

/s/ JAMES A. COURTER	Director	Dated: October 14, 2004

James A. Courter

/s/ STEPHEN GOLDSMITH	Director	Dated: October 14, 2004

Stephen Goldsmith

	Director	Dated: October 14, 2004

Anthony G. Werner

/s/ HARRY C. MCPHERSON, JR.	Director	Dated: October 14, 2004

Harry C. McPherson, Jr.

S-1

Back to Contents

/s/ JOYCE J. MASON	Director	Dated:October 14, 2004

Joyce Mason

/s/ STEPHEN R. BROWN	Director	Dated:October 14, 2004

Stephen R. Brown

/s/ JESSE P. KING	Director	Dated:October 14, 2004

Jesse P. King

/s/ MICHAEL WEISS	Director	Dated:October 14, 2004

Michael Weiss

/s/ MARC J. OPPENHEIMER	Director	Dated:October 14, 2004

Marc J. Oppenheimer

S-2