Form 10-Q
period 2004-10-31
NET2PHONE INC
filed 2004-12-10
CIK 1086472

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

As of December 3, 2004, the registrant had outstanding 47,384,766 shares of common stock, $.01 par value, and 28,911,750 shares of Class A common stock, $.01 par value. (The number of outstanding shares of Class A common stock does not include 6.9 million shares we expect to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 4 to the Consolidated Financial Statements included herein.)

NET2PHONE, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NET2PHONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2004 (unaudited)	July 31, 2004 (note 1)
(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$859	$12,408
Restricted cash	1,229	919
Marketable securities	103,706	99,125
Notes receivable from employees	625	925

Other current assets	10,477	8,505

Total current assets	116,896	121,882
Property and equipment, net	19,626	18,929
Restricted cash, cash equivalents and marketable securities–long term	20,052	20,362
Notes receivable from employees – long term	94	125
Other assets	3,866	3,959

Total assets	$160,534	$165,257

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$3,056	$838
Accrued expenses	8,575	9,629
Capital lease obligations	—	127
Due to IDT	346	971
Other current liabilities	6,586	6,629

Total current liabilities	18,563	18,194
Other liabilities	1,031	1,109

Long-term obligations	17,182	17,329

Total liabilities	36,776	36,632

Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 51,504 and 50,083 shares issued and outstanding	515	501
Class A common stock, $.01 par value; 37,924 shares authorized; 30,303 and 29,958 shares issued and outstanding	303	299
Additional paid-in capital	943,835	938,361
Accumulated deficit	(781,989)	(773,699)
Accumulated other comprehensive income (loss)	(600)	(962)
Deferred compensation	(3,770)	(1,159)
Loans to stockholders	(1,049)	(1,171)
Treasury stock, at cost; 3,323 and 3,326 shares	(33,487)	(33,545)

Total stockholders’ equity	123,758	128,625

Total liabilities and stockholders’ equity	$160,534	$165,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,

	2004	2003
(In thousands, except per share data)

Revenue	$20,309	$20,405

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	11,720	10,948
Selling, general and administrative	12,695	12,573
Depreciation and amortization	1,894	2,488
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	1,459	—
Non-cash compensation	683	1,841
Restructuring, severance, impairment and other items	878	195

Total costs and expenses	29,329	28,045

Loss from operations	(9,020)	(7,640)
Interest income, net	622	215
Other income, net	155	12,523

Net (loss) income available to common stockholders	$(8,243)	$5,098

Net (loss) income per common share-basic & diluted	$(0.11)	$0.08

Weighted average of number of common shares used in the calculation of basic net (loss) income per common share	77,028	60,250

Weighted average of number of common shares used in the calculation of diluted net (loss) income per common share	77,028	63,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED OCTOBER 31, 2004

	Common Stock		Class A Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred	Loans to	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Compensation	Stockholders	Shares	Amount	Equity (Deficit)

(in thousands)
Balance at July 31, 2004	50,083	$501	29,958	$299	$938,361	$(773,699)	$(962)	$(1,159)	$(1,171)	3,326	$(33,545)	$128,625
Net loss for the three months ended October 31, 2004	—	—	—	—	—	(8,243)	—	—	—	—	—	(8,243)
Foreign currency translation	—	—	—	—	—	—	(35)	—	—	—	—	(35)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	397	—	—	—	—	397

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,881)
Treasury share funding of 401K Plan	—	—	—	—	—	(47)	—	—	—	(3)	58	11
Issuance of stock bonuses to employees and officers	1,421	14	—	—	4,019	—	—	(2,762)	—	—	—	1,271
Shares which may be released to IDT per memorandum of understanding	—	—	345	4	1,455	—	—	—	—	—	—	1,459
Forgiveness of loan to stockholders	—	—	—	—	—	—	—	—	122	—	—	122
Amortization of deferred compensation	—	—	—	—	—	—	—	151	—	—	—	151

Balance at October 31, 2004	51,504	$515	30,303	$303	$943,835	$(781,989)	$(600)	$(3,770)	$(1,049)	3,323	$(33,487)	$123,758

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended October 31,

	2004	2003
(In thousands)
Operating activities:
Net (loss) income	$(8,243)	$5,098
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	1,894	2,488
Non-cash compensation	683	1,841
Non-cash services provided by IDT	1,459	—
Gain on buyout of Minority Interests	—	(12,182)
Restructuring, severance, impairment, and other non-cash items	854	756
Changes in assets and liabilities	(1,280)	(3,762)

Net cash used in operating activities	(4,633)	(5,761)

Investing activities:
Purchases of property and equipment	(2,600)	(1,329)
Purchases of marketable securities	(30,026)	(10,763)
Buyout of remaining ADIR minority interests	—	(496)
Proceeds from the sale of marketable securities	25,850	20,042
Other	(12)	—

Net cash (used in) provided by investing activities	(6,788)	7,454

Financing activities:
Payments of capital lease obligations	(127)	(251)
Funding of loan to N2P Charitable Foundation	—	(350)
Proceeds from exercise of stock options	—	1,193
Proceeds from repayment of employee loans	—	664
Other	(1)	737

Net cash (used in) provided by financing activities	(128)	1,993

Net (decrease) increase in cash and cash equivalents	(11,549)	3,686
Cash and cash equivalents at beginning of period	12,408	9,350

Cash and cash equivalents at end of period	$859	$13,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

NET2PHONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively “the Company” or “Net2Phone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone’s Annual Report on Form 10-K for the year ended July 31, 2004.

The Company’s fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2004 refers to the Fiscal Year ended July 31, 2004).

Certain reclassifications have been reflected in the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

2.  Stock-Based Compensation

We account for our stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. APB 25 requires that stock options that have been modified to reduce the exercise price be accounted for as variable until the options are exercised, forfeited or expire unexercised. Charges that result from the variable accounting treatment of repriced options are recorded as non-cash compensation.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation for the three months ended October 31, 2004 and 2003:

	Three months ended October 31,
	2004	2003

	(in thousands, except per share amounts)

Net (loss) income, as reported	$(8,243)	$5,098

Add: Stock option-related employee compensation expense included in reported net income	—	1,413

Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	783	3,033

Pro forma net (loss) income	$(9,026)	$3,478

Basic and diluted earnings per share, as reported	$(0.11)	$0.08

Basic and diluted earnings per share, Pro forma	$(0.12)	$0.06

Restricted Stock Grants

During the three months ended October 31, 2004, we granted 815,000 restricted shares of Net2Phone common stock to officers, employees and a consultant under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restrictions on transfer of the restricted shares lapse over four years on or about the anniversary of the date of grant. Total non-cash compensation relating to restricted shares granted was $0.2 million, for the three months ended October 31, 2004. Deferred compensation totaled $3.8 million as of October 31, 2004. No similar compensation expense had been incurred during the three months ended October 31, 2003.

Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. Based on our stock price at October 31, 2004, we recorded no non-cash compensation expense related to these repriced options for the three months ended October 31, 2004, as our stock price at this date was below the exercise price of our repriced options. For the three months ended October 31, 2003, we recorded $1.3 million of non-cash compensation expense relating to repriced options. As our share price changes from period to period, we will record market adjustments related to these price variations over the vesting period, until these options are exercised, are canceled or expire.

Other Stock-Based Compensation

Non-cash compensation expense for other stock-based compensation included in net income, as reported for the three months ended October 31, 2004 and 2003 was $0.5 million and $0.4 million, respectively. These expenses primarily relate to restricted stock, bonuses paid in stock, and to stock funding of the Company’s 401(k) plan.

3.  Earnings Per Share

Shares issuable upon the exercise of stock options and warrants, and contingently issuable shares, are excluded from the calculation of earnings per share if their inclusion would be antidilutive. Stock options of 10.4 million and 7.3 million shares for the three months ended October 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive. The weighted average number of common shares outstanding for computing dilutive earnings per share for the three months ended October 31, 2003, includes 2.9 million shares for the assumed conversion of dilutive stock options. 5.5 million of the 6.9 million shares of Class A common stock to be issued in connection with the IDT telecommunications services agreement (see note 4) have been excluded from the calculation of earnings per share for the three months ended October 31, 2004, as their effect would have been antidilutive.

4.  Related Party Transactions

Our strategic investors include IDT, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which, as of December 3, 2004, holds an aggregate of 37.9 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is currently the controlling member of NTOP Holdings, and, together with the 1.5 million shares IDT holds directly, IDT controls 56.4 percent of our aggregate voting power as of December 3, 2004. On December 8, 2004, IDT announced that it is in discussions with Liberty Media to acquire all of Liberty Media’s direct and indirect interests in Net2Phone. If this transaction is consummated, IDT would hold an aggregate of 41.5 percent of our outstanding capital stock and 57.6 percent of our aggregate voting power. We have also entered into a Memorandum of Understanding with IDT, which calls for us to issue an additional 6.9 million shares of Class A common stock to IDT upon entering into a definitive telecommunications services agreement with IDT. If these 6.9 million shares were issued, IDT would have controlled 61.4 percent of our aggregate voting power based on our outstanding stock on December 3, 2004.

IDT Corporation

We maintain several business relationships with IDT and its affiliates, and IDT maintains a controlling ownership interest in us. Consequently, we interact with IDT and its affiliates in several different areas and on several different levels. In the three months ended October 31, 2004 and 2003, we provided carrier services to IDT of $2.2 million and $1.3 million, respectively. In the three months ended October 31, 2004 and 2003, we purchased wholesale carrier services from IDT of $1.3 million and $1.0 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2004 and 2003, IDT charged us $0.5 million and $0.5 million, respectively, for leasing their facilities. On occasion, IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the three months ended October 31, 2004, IDT’s treasury group did not process any securities purchases or sales for us, and IDT was not providing investment management services to us during the three months ended October 31, 2003.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development. Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services. The agreement has a two-year term, which can be terminated with 30 days notice upon a material breach, or with 90 days notice at the discretion of either party. In addition, we are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. We are currently negotiating other service agreements with IDT. During the three months ended October 31, 2004 and 2003, we paid IDT approximately $0.1 million and $0.04 million, respectively, for such services.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three months ended October 31, 2004 and 2003, we charged IDT reimbursement fees of $0.3 million and $0.05 million, respectively, for such services.

The due to IDT balances represent net amounts due to IDT by us principally for wholesale carrier services and facilities lease payments. On October 31, 2004 and July 31, 2004, we owed IDT $0.3 million and $1.0 million, respectively. The average balance we owed to IDT during the three months ended October 31, 2004 was $0.6 million, compared with an average of $0.4 million owed to IDT for the three months ended October 31, 2003.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended October 31, 2004 and nominal sales were recorded for the three months ended October 31, 2003.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of December 10, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $1.5 million to non-cash services provided by IDT related to this agreement during the three months ended October 31, 2004, which represents marked-to-market adjustments on the 1.0 million shares we have previously recognized as potentially earned by IDT during fiscal 2004, plus new charges relating to 0.4 million shares, which we have recognized as potentially earned by IDT during the three months ended October 31, 2004, that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore, we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 1.4 million shares we may release from escrow for services received from IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of October 31, 2004, in our condensed consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points. On May 12, 2004, IDT announced its intention to reorganize its Winstar/IDT Solutions affiliate, which we expected to provide some of the services under the MOU. While we are examining the impact of this reorganization as we continue to negotiate definitive agreements, IDT has advised us that it can continue to support and provide all the contracted for services.

Liberty Media Corporation

As of December 3, 2004, Liberty Media Corporation beneficially owned 39.5 percent of our outstanding stock directly and through its ownership in NTOP Holdings, L.L.C. On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three months ended October 31, 2004, we recorded $0.3 million in revenue from Liberty Cablevision of Puerto Rico, $0.7 million in receivables and $0.7 million in deferred revenue from this agreement. Net2Phone Cable Telephony obtains up-front fees for certain of its services that are amortized over the life of the agreement, as Net2Phone Cable Telephony has a continuing performance obligation under the terms of the agreement to maintain and provide access to its platform for the life of the agreement.

Loans with Chairman

In April 2002, we loaned our then Chief Executive Officer and now Chairman, Stephen Greenberg, the sum of $3.6 million. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to Mr. Greenberg and is secured by options to purchase 300,000 shares of our common stock granted to Mr. Greenberg in April 2002. Under certain circumstances, the Board of Directors may request Mr. Greenberg to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that Mr. Greenberg not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, Mr. Greenberg will have to return to us all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement. Due to the uncertainty surrounding the number of options Mr. Greenberg will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period.

However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan. We recorded compensation expense of $0.3 million during both the three months ended October 31, 2004 and 2003, relating to this loan.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On September 23, 2004, we announced that Liore Alroy would become our new Chief Executive Officer, and that our then current Chief Executive Officer, Stephen Greenberg, would assume the role of Chairman of the Board. This management change took effect on October 31, 2004. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have a grant price equal to $3.45, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant.

5.  Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on available for sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)

		(in thousands)
Balance at July 31, 2004	$(1,093)	$131	$(962)
Change during the period	397	(35)	362

Balance at October 31, 2004	$(696)	$96	$(600)

6.  Legal Proceedings

We are subject to legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

7.  Restructuring, Severance, Impairment and Other Items

During the three months ended October 31, 2004, we incurred exit and other costs of $0.7 million, which related primarily to contract termination costs incurred in the implementation of a secondary disaster recovery site that is being migrated to an existing backup facility. During the three months ended October 31, 2003, we incurred exit and other costs of $0.2 million related primarily to losses on existing office leases.

During the three months ended October 31, 2004 and 2003, we incurred severance expense of $0.2 and $0.3 million, respectively, primarily related to ongoing charges related to the separation agreements we entered into with our former Chief Executive Officer and former Chief Financial Officer during fiscal 2002.

During the three months ended October 31, 2003, restructuring, severance, impairment and other items was reduced by $0.3 million of reserve adjustments, primarily related to the recovery of assets held for sale.

As of July 31, 2004, the restructuring, severance, impairment and other items reserve balance amounted to $2.1 million. During the three months ended October 31, 2004, the reserve balance was increased by $0.7 million of expenses and reduced by payments of $0.3 million. As of October 31, 2004, the reserve balance amounted to $2.5 million.

8.  Business Segment Information

The Company has two reportable business segments: Net2Phone Global Services, which includes our International Channel Sales division, U.S. Consumer division and our Carrier Services group, and Net2Phone Cable Telephony, which is dedicated to providing cable and broadband telephony solutions to cable and broadband operators. To date, almost all of NCT’s revenue was generated by Liberty Cablevision of Puerto Rico, Inc., an affiliate of Liberty Media Corporation. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary, which was liquidated effective June 30, 2004. We do not maintain significant assets in foreign countries.

The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, other income, interest income, non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, and non-recurring selling, general and administrative expenses. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

Operating results presented for our business segments are as follows:

	Three months ended October 31,
	2004	2003

	(in thousands)

NGS

Revenue	$19,978	$20,360
Segment income	1,438	1,339

NCT

Revenue	331	—
Segment loss	(3,674)	(2,075)

Corporate & Other

Revenue	—	45
Segment loss	(1,870)	(1,900)

Total

Revenue	$20,309	$20,405

Segment loss, reportable segments	(4,106)	(2,636)
Add/(Deduct):
Depreciation and amortization	(1,894)	(2,488)
Non-recurring SG&A expense	—	(480)
Non-cash services provided by IDT	(1,459)	—
Non-cash compensation expense	(683)	(1,841)
Restructuring and other charges	(878)	(195)
Interest income, net	622	215
Other income, net	155	12,523

Consolidated net (loss) income as reported	$(8,243)	$5,098

9.  ADIR Technologies, Inc.

In September 2003, we paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interest related to these 1,750 shares on the date of this transaction was approximately $3.4 million. As a result, we recorded other income of approximately $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interest balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owned all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equalled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we wrote off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we became the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional other income of approximately $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

Pursuant to approvals of their respective boards of directors, both ADIR and NetSpeak have been liquidated; ADIR on June 30, 2004 and NetSpeak on July 31, 2004. As part of the liquidation of both companies, we, as the sole shareholder, entered into an agreement with the Chief Executive Officer of ADIR and NetSpeak pursuant to which he released all of his rights under his existing employment agreement, agreed to a two year covenant against competition with us and further agreed to provide consulting services to us with respect to the businesses formerly conducted by ADIR and NetSpeak for a period of two years. In exchange, we agreed that we would forgive outstanding loans from ADIR to the Chief Executive Officer totaling $0.6 million over the period of his restrictive covenant and consultation agreement. We did not record any charges during the fourth quarter of fiscal 2004 related to this agreement, as the agreement was executed at fiscal year end July 31, 2004. During the three months ended October 31, 2004, we recorded $0.08 million of charges associated with this agreement.

10.  Subsequent Events

We recently introduced a warrant incentive program, which allows selected cable operators to earn warrants to purchase shares of our common stock. Our Board of Directors has reserved up to five million shares for issuance under this plan. The execution of definitive agreements with cable operators that meet specific criteria will trigger warrant grants, which become exercisable as the cable operator reaches specified telephony subscriber levels. To date and as described below, we have issued warrants to purchase a total of 3,289,048 shares of common stock to three cable operator customers, Altice One, Bresnan Communications, LLC, and Millennium Digital Media Systems, LLC.

On November 4, 2004, we issued a warrant to Altice One (“Altice”) for the purchase of 1,300,000 shares of Net2Phone’s common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Altice or its transferees may elect to receive up to 1,300,000 shares (subject to certain customary adjustments) of Net2Phone’s common stock, at a purchase price per share equal to $5.93 (subject to certain customary adjustments). If prior to December 31, 2005, Altice expands its footprint such that our services will be offered to an additional 500,000 digital two-way capable households, over and above the 520,000 households in its current footprint, the exercise price will be reduced to the trailing 200 day trading average of our common stock as of the close of business on the date of the execution of the cable telephony agreement, which was $4.75. Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Altice’s footprint. The shares subject to the warrant vest as follows: beginning with the quarter ended December 31, 2005, ten shares vest for each subscriber to our telephony service pursuant to the cable telephony agreement, and thereafter the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter until December 31, 2009.

On November 11, 2004, we issued a warrant to Bresnan Communications, LLC (“Bresnan”) for the purchase of 1,349,668 shares of our common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Bresnan or its transferees may elect to receive up to 1,349,668 shares (subject to certain customary adjustments) of our common stock, at a purchase price per share equal to $4.35 (subject to certain customary adjustments). Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Bresnan’s footprint. The shares subject to the warrant vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services (expected on or about December 31, 2004), ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony agreement, and from and after such date until December 9, 2009, the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter.

On December 1, 2004, we issued a warrant to Millennium Digital Media Systems, LLC (“Millennium”) for the purchase of 639,380 shares of our common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Millennium or its transferees may elect to receive up to 639,380 shares (subject to certain customary adjustments) of our common stock, at a purchase price per share equal to $4.20 (subject to certain customary adjustments). Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Millennium’s footprint. The shares subject to the warrant vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony agreement, and from and after such date until December 9, 2009, the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter.

Net2Phone has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 to register for resale the shares of common stock issued upon exercise of these warrants. Net2Phone did not grant demand or piggyback registration rights. The issuance of these warrants did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2004. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, our customers’ ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth and obtain patent protection and additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this report are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Our strategic investors include IDT Corporation, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which, as of December 3, 2004, holds an aggregate of 37.9 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is the controlling member of NTOP Holdings, and, together with the 1.5 million shares IDT holds directly, IDT controls 56.4 percent of our aggregate voting power as of December 3, 2004.

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

Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. Through Net2Phone Global Services, we offer a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world, focusing on higher margin opportunities in deregulating telecommunications markets. Net2Phone Global Services sells and markets our services through three divisions, each designed to focus on a specific market. The International Communication Services Division sells our services to resellers across the globe that have access to consumers and small to mid-sized businesses. Our Consumer Division sells our direct-to-consumer VoIP services. The Carrier Services Division sells wholesale minutes on our VoIP network to other telecommunications providers.

While we continue to actively pursue our Net2Phone Global Services business, we expect revenue generated by Net2Phone Cable Telephony to represent a growing percentage of our total revenue over the next few years. Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and in November 2004 signed definitive cable telephony service agreements with three Altice One entities—Coditel Luxembourg, Coditel Belgium, and EST Videocommunication, Bresnan Communications, LLC and Millennium Digital Media Systems, LLC. Net2Phone Cable Telephony is actively marketing its services to a wide array of cable and broadband operators in the U.S., Europe and Latin America whom we believe may prefer to buy our services rather than build their own cable telephony service. Net2Phone Cable Telephony works with cable and broadband operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

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

On October 29, 2003, we entered into a binding memorandum of understanding with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and will be released to IDT in equal annual installments over five years. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded a charge of $1.5 million to non-cash services related to this agreement during the three months ended October 31, 2004, which represents the market value of the 1.4 million shares that we may release from escrow to IDT for services and benefits provided by IDT during fiscal 2004 and fiscal first quarter 2005. The 1.4 million shares have been included in the total number of our Class A common stock shares reported as issued and outstanding as of October 31, 2004 in our condensed consolidated financial statements, although such shares have not yet been issued to IDT. No definitive agreement has been executed as of December 10, 2004. See “Related Party Transactions” below.

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

We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2004 impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, please see our Annual Report on Form 10-K.

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Results of Operations

The following table sets forth certain items in our statement of operations for the periods indicated:

	Three months ended October 31,
(In thousands)
	2004	2003	Percent increase (decrease)

Total revenue	$20,309	$20,405	(0.5)

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	11,720	10,948	7.1
Selling, general and administrative	12,695	12,573	1.0
Depreciation and amortization	1,894	2,488	(23.9)
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	1,459	—	100.0
Non-cash compensation (attributable to selling, general and administrative)	683	1,841	(62.9)
Restructuring, severance, impairment and other items	878	195	350.3

Total costs and expenses	29,329	28,045	4.6

Loss from operations	(9,020)	(7,640)	(18.1)
Interest income, net	622	215	189.3
Other income, net	155	12,523	(98.8)

Net (loss) income available to common stockholders	$(8,243)	$5,098	(261.7)

Revenue. Our revenue is derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased slightly from $20.4 million for the three months ended October 31, 2003 to $20.3 million for the three months ended October 31, 2004. This decrease was primarily driven by the elimination of our disposable calling card business during fiscal 2004. We have been focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card and Prefix Dialing services, which we are pursuing through Net2Phone Global Services, and cable and other broadband telephony services, which we are pursuing through Net2Phone Cable Telephony.

Direct cost of revenue. Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue increased 7.1 percent from $10.9 million for the three months ended October 31, 2003 to $11.7 million for the three months ended October 31, 2004. As a percentage of total revenue, these costs increased from 53.7 percent for the three months ended October 31, 2003 to 57.7 percent for the three months ended October 31, 2004. This increase is primarily driven by the sale in the first quarter of fiscal 2005 of products with relatively lower margins than the mix of products sold during the three months ended October 31, 2004.

Selling, general and administrative. Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased slightly from $12.6 million for the three months ended October 31, 2003, to $12.7 million for the three months ended October 31, 2004, primarily due to increased administrative costs associated with our Net2Phone Cable Telephony business. We expect to incur significant selling, general and administrative expense as we continue to grow our Net2Phone Cable Telephony business. During the three months ended October 31, 2003, we recorded a loss of $0.5 million relating to a buyout agreement executed with Cisco for several equipment and maintenance leases.

Depreciation and amortization. Depreciation and amortization decreased 23.9 percent from $2.5 million for the three months ended October 31, 2003 to $1.9 million for the three months ended October 31, 2004, due primarily to a $0.7 million adjustment that was recorded during the three months ended October 31, 2004, which corrected overstatements of depreciation expense relating to fiscal years 2003 and 2004.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative). In the three months ended October 31, 2004, we recorded an expense of $1.5 million related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. This charge represents the market value of 1.4 million Class A common shares that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT for the period October 29, 2003 through October 31, 2004, as these shares must be marked-to-market each quarter based on their current market value. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in equal annual installments over five years, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative). Non-cash compensation decreased from $1.8 million for the three months ended 2003 to $0.7 million for the three months ended October 31, 2004. One primary factor driving this change in fiscal first quarter 2005 expense, as compared with fiscal first quarter 2004 expense, is variable accounting for repriced stock options. During the three months ended October 31, 2003, we recorded $1.3 million in variable expense related to repriced options as compared to no expense recorded during the three months ended October 31, 2004. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised, cancelled or expire. During the three months ended October 31, 2004, we recorded non-cash expense related to a stock based incentive compensation program, vesting of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and to funding of our 401(k) plan company match program.

Restructuring, severance, impairment and other items. Restructuring, severance, impairment and other items increased from $0.2 million for the three months ended October 31, 2003 to $0.9 million for the three months ended October 31, 2004. The increase was primarily due to contract termination costs of $0.6 million incurred during the three months ended October 31, 2004.

Income (loss) from operations. We recorded a loss from operations of $9.0 million for the three months ended October 31, 2004, an 18.1 percent increase, as compared to a loss from operations of $7.6 million during the three months ended October 31, 2003. This change is primarily due to increases in direct costs, restructuring expense and to new expense such as non-cash services expense, which was first incurred during the three months ended January 31, 2004. These increases were partially offset by reductions in depreciation and amortization, due to an adjustment that was recorded during the three months ended October 31, 2004, and non-cash compensation expense.

Interest income, net. Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interestincome increased from $0.2 million for the three months ended October 31, 2003, to $0.6 million for the three months ended October 31, 2004. This is primarily a result of higher average cash balances held during the three months ended October 31, 2004 relative to the three months ended October 31, 2003, which was offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources.”

Other income, net. Other income includes the losses or gains resulting from non-operating transactions. Other income decreased from $12.5 million during the three months ended October 31, 2003 to $0.2 million for the three months ended October 31, 2004. This decrease is primarily attributable to the $12.2 million gain realized from the final buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities and sales of equity securities. For the most part, our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the three months ended October 31, 2004 and 2003.

	Three months ended October 31,
	2004	2003
(in thousands)

Net cash used in operating activities	$(4,633)	$(5,761)
Net cash (used in) provided by investing activities	(6,788)	7,454
Net cash (used in) provided by financing activities	(128)	1,993

Net (decrease) increase in cash and cash equivalents	$(11,549)	$3,686

As of October 31, 2004, we reported total cash, cash equivalents, restricted cash, and marketable securities of $125.8 million and working capital of $98.3 million. Of the $125.8 million, $1.2 million in short term restricted cash, cash equivalents and marketable securities and $20.1 million in long term restricted cash was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $20.6 million money market account held by the bank. The letters of credit expire on August 4, 2006.

Net cash used in operating activities was $4.6 million during the fiscal quarter ended October 31, 2004, compared with $5.8 million of net cash used in operating activities during the same quarter in fiscal 2004. The decrease in cash flow used in operating activities is primarily due to favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by investing activities was $7.5 million during the first quarter of fiscal 2004, as compared to net cash used in investing activities of $6.8 million in the first quarter of fiscal 2005. This decrease in cash provided by investing activities is primarily due to lower net cash proceeds from the sale of marketable securities. Our capital expenditures increased from $1.3 million during the first quarter of fiscal 2004 to $2.6 million during the first quarter of fiscal 2005.

Net cash provided by (used in) financing activities changed from $2.0 million during the three months ended October 31, 2003 to ($0.1) million in the three months ended October 31, 2004. This change is due primarily to a decrease in option exercises and the repayment of employee loans during fiscal first quarter 2005 as compared with fiscal first quarter 2004.

We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits in the foreseeable future. We expect to continue to incur significant costs and capital expenditures to fund the anticipated growth of our Net2Phone Cable Telephony business. We believe that as the expected growth in our Net2Phone Cable Telephony subsidiary accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

We have no off balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.

Related Party Transactions

Our strategic investors include IDT, a global telecommunications, media and technology company, and Liberty Media Corporation, a global media company. IDT and Liberty Media together own NTOP Holdings, L.L.C., which, as of December 3, 2004, holds an aggregate of 37.9 percent of our outstanding capital stock and 54.9 percent of our aggregate voting power. IDT is currently the controlling member of NTOP Holdings, and, together with the 1.5 million shares IDT holds directly, IDT controls 56.4 percent of our aggregate voting power as of December 3, 2004. On December 8, 2004, IDT announced that it is in discussions with Liberty Media to acquire all of Liberty Media’s direct and indirect interests in Net2Phone. If this transaction is consummated, IDT would hold an aggregate of 41.5 percent of our outstanding capital stock and 57.6 percent of our aggregate voting power. We have also entered into a Memorandum of Understanding with IDT, which calls for us to issue an additional 6.9 million shares of Class A common stock to IDT upon entering into a definitive telecommunications services agreement with IDT. If these 6.9 million shares were issued, IDT would have controlled 61.4 percent of our aggregate voting power based on our outstanding stock on December 3, 2004.

Our Relationship with IDT Corporation

We maintain several business relationships with IDT and its affiliates, and IDT maintains a controlling ownership interest in us. Consequently, we interact with IDT and its affiliates in several different areas and on several different levels. In the three months ended October 31, 2004 and 2003, we provided carrier services to IDT of $2.2 million and $1.3 million, respectively. In the three months ended October 31, 2004 and 2003, we purchased wholesale carrier services from IDT of $1.3 million and $1.0 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2004 and 2003 IDT charged us $0.5 million and $0.5 million, respectively, for leasing their facilities. On occasion, IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the three months ended October 31, 2004, IDT’s treasury group did not process any securities purchases or sales for us, and IDT was not providing investment management services to us during the three months ended October 31, 2003.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services, and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. In March 2004, we entered into an Intellectual Property Legal Services Agreement with IDT, pursuant to which we receive legal services from IDT related to a wide variety of intellectual property matters, including, but not limited to, patent and trademark prosecution and technology protection and development. Based upon this agreement, we will pay IDT a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters, in addition to a $25,000 monthly fee for these services. The agreement has a two-year term, which can be terminated with 30 days notice upon a material breach, or with 90 days notice at the discretion of either party. In addition, we are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. We are currently negotiating other service agreements with IDT. During the three months ended October 31, 2004 and 2003, we paid IDT approximately $0.1 million and $0.04 million, respectively, for such services.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three months ended October 31, 2004 and 2003, we charged IDT reimbursement fees of $0.3 million and $0.05 million, respectively, for such services.

The due to IDT balances represent net amounts due to IDT by us principally for wholesale carrier services and facilities lease payments. On October 31, 2004 and July 31, 2004, we owed IDT $0.3 million and $1.0 million, respectively. The average balance we owed to IDT during the three months ended October 31, 2004 was $0.6 million, compared with an average of $0.4 million owed to IDT for the three months ended October 31, 2003.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended October 31, 2004 and nominal sales were recorded for the three months ended October 31, 2003.

Telecommunications Services Memorandum of Understanding with IDT

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of December 10, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded charges of $1.5 million to non-cash services provided by IDT related to this agreement during the three months ended October 31, 2004, which represents marked-to-market adjustments on the 1.0 million shares we have previously recognized as potentially earned by IDT during fiscal 2004, plus new charges relating to 0.4 million shares, which we have recognized as potentially earned by IDT during the three months ended October 31, 2004, that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative is not practicable. Therefore, we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the 1.4 million shares we may release from escrow for services received from IDT have been included in the total number of Class A common stock shares reported as issued and outstanding as of October 31, 2004, in our condensed consolidated financial statements, although such shares have not yet been issued to IDT.

The MOU memorializes IDT’s agreement to provide Net2Phone Cable Telephony, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points. On May 12, 2004, IDT announced its intention to reorganize its Winstar/IDT Solutions affiliate, which we expected to provide some of the services under the MOU. While we are examining the impact of this reorganization as we continue to negotiate definitive agreements, IDT has advised us that it can continue to support and provide all the contracted for services.

Our Relationship with Liberty Media Corporation

As of December 3, 2004, Liberty Media Corporation beneficially owns 39.5 percent of our outstanding stock directly and through its ownership in NTOP Holdings, L.L.C. On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC (“NCT”) and Liberty Cablevision of Puerto Rico, Inc. (“LCV”), an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, NCT provides cable telephony services to LCV’s customers, and NCT acts as LCV’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three months ended October 31, 2004, we recorded $0.3 million in revenue from LCV, $0.7 million in receivables and $0.7 million in deferred revenue from this agreement. Net2Phone Cable Telephony obtains up-front fees for certain of its services that are amortized over the life of the agreement, as Net2Phone Cable Telephony has a continuing performance obligation under the terms of the agreement to maintain and provide access to the NCT Platform for the life of the agreement.

Loans to Chairman

In April 2002, we loaned our then Chief Executive Officer and now Chairman, Stephen Greenberg, the sum of $3.6 million. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to Mr. Greenberg and is secured by options to purchase 300,000 shares of our common stock granted to Mr. Greenberg in April 2002. Under certain circumstances, the Board of Directors may request Mr. Greenberg to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that Mr. Greenberg not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, Mr. Greenberg will have to return to us all or a portion of the unexercised options and/or shares of unsold stock and his unpaid loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement. Due to the uncertainty surrounding the number of options Mr. Greenberg will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan. We recorded compensation expense of $0.3 million during both the three months ended October 31, 2004 and 2003 relating to this loan.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On September 23, 2004 we announced that Liore Alroy would become our new Chief Executive Officer, and that our then current Chief Executive Officer, Stephen Greenberg, would assume the role of Chairman of the Board. This management change took effect on October 31, 2004. Pursuant to an employment agreement we entered into with Mr. Alroy, effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have a grant price equal to $3.45, which was the fair market value of our stock on the date of grant, and will vest over the three year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant.

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not materially exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Our reported financial results may vary significantly based upon fluctuations in our stock price. Our long-term obligation with Deutsche Bank changes based upon our stock price. If our stock price decreases, this will increase our overall obligation. If our stock price increases, this will decrease our overall obligation. In addition, we have repriced stock options and granted restricted shares that require variable accounting treatment and, therefore, must be marked-to-market each quarter based on their current fair value.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the first quarter of fiscal 2005.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET2PHONE, INC.

Date: December 10, 2004	By:	/s/ Liore Alroy

Liore Alroy
Chief Executive Officer

Date: December 10, 2004	By:	/s/ Arthur Dubroff

Arthur Dubroff
Chief Financial Officer