Form 10-Q
period 2005-01-31
NET2PHONE INC
filed 2005-03-21
CIK 1086472

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of March 8, 2005, the registrant had outstanding 48,513,289 shares of common stock, $.01 par value, and 28,911,750 shares of Class A common stock, $.01 par value. (The number of outstanding shares of Class A common stock does not include 6.9 million shares we expect to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 6 to the Consolidated Financial Statements included herein.)

Back to Contents

NET2PHONE, INC.

Back to Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NET2PHONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	January 31, 2005 (unaudited)	July 31, 2004 (note 1)

ASSETS:
Current assets:
Cash and cash equivalents	$2,438	$12,408
Restricted cash	8,102	919
Marketable securities	87,766	99,125
Notes receivable from employees	325	925
Due from IDT	150	—
Other current assets	9,410	8,505

Total current assets	108,191	121,882
Property and equipment, net	20,010	18,929
Restricted cash, cash equivalents and marketable securities — long term	19,716	20,362
Notes receivable from employees — long term	62	125
Other assets	4,409	3,959

Total assets	$152,388	$165,257

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,873	$838
Accrued expenses	10,248	9,629
Deferred revenue	8,169	6,145
Capital lease obligations	—	127
Due to IDT	—	971
Other current liabilities	502	484

Total current liabilities	20,792	18,194
Other liabilities	929	1,109
Long-term obligations	17,756	17,329

Total liabilities	39,477	36,632

Stockholders’ equity:

Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 51,748 and 50,083 shares issued and outstanding	517	501
Class A common stock, $.01 par value; 37,924 shares authorized; 28,912 shares issued and outstanding	289	289
Additional paid-in capital	944,233	938,371
Accumulated deficit	(793,358)	(773,699)
Accumulated other comprehensive loss	(1,321)	(962)
Deferred compensation	(3,992)	(1,159)
Loans to stockholders	(927)	(1,171)
Treasury stock, at cost; 3,267 and 3,325 shares	(32,530)	(33,545)

Total stockholders’ equity	112,911	128,625

Total liabilities and stockholders’ equity	$152,388	$165,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)	Six months ended January 31,		Three months ended January 31,

	2005	2004	2005	2004

Revenue	$38,293	$40,216	$17,984	$19,812
Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	23,097	22,190	11,376	11,243
Selling, general and administrative	26,251	24,163	13,556	11,590
Depreciation and amortization	3,991	5,147	2,097	2,659
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	954	2,254	(504)	2,254
Non-cash compensation (attributable to selling, general and administrative)	1,848	3,996	1,165	2,155
Restructuring, severance, impairment and other items	1,765	1,028	887	833

Total costs and expenses	57,906	58,778	28,577	30,734

Loss from operations	(19,613)	(18,562)	(10,593)	(10,922)
Interest income, net	1,194	875	571	660
Other income, net	(427)	13,263	(581)	740

Net loss	$(18,846)	$(4,424)	$(10,603)	$(9,522)

Net loss per common share — basic & diluted	$(0.25)	$(0.07)	$(0.14)	$(0.13)

Weighted average number of common shares used in the calculation of basic and diluted net loss per common share:	75,991	65,584	76,166	70,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JANUARY 31, 2005

(in thousands)							Accumulated					Total
	Common Stock		Class A Stock		Additional		Other			Treasury Stock		Stockholders'
					Paid-In	Accumulated	Comprehensive	Deferred	Loans to			Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Compensation	Stockholders	Shares	Amount	(Deficit)

Balance at July 31, 2004	50,083	$501	28,912	$289	$938,371	$(773,699)	$(962)	$(1,159)	$(1,171)	3,325	$(33,545)	$128,625
Net loss for the six months ended January 31, 2005						(18,846)						(18,846)
Foreign currency translation							(52)					(52)
Unrealized loss on marketable securities, net							(307)					(307)

Comprehensive loss												(19,205)
Treasury share funding of 401K Plan						(813)				(58)	1,015	202
Issuance of stock bonuses to employees and officers	1,650	16			4,908			(3,580)				1,344
Shares which may be released to IDT per memorandum of understanding					954							954
Forgiveness of loan to stockholders									244			244
Amortization of deferred compensation								747				747
Other	15											—

Balance at January 31, 2005	51,748	$517	28,912	$289	$944,233	$(793,358)	$(1,321)	$(3,992)	$(927)	3,267	$(32,530)	$112,911

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Six Months Ended January 31,

	2005	2004

Operating activities:
Net loss	$(18,846)	$(4,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,991	5,147
Non-cash services provided by IDT	954	2,254
Non-cash compensation	1,848	3,996
Gain on buyout of minority interests	—	(12,182)
Restructuring, severance, impairment, and other non-cash items	2,459	1,322
Changes in assets and liabilities	415	(9,202)

Net cash used in operating activities	(9,179)	(13,089)

Investing activities:
Purchases of property and equipment	(5,227)	(2,885)
Purchases of marketable securities	(51,582)	(139,980)
Buyout of remaining ADIR minority interests	—	(496)
Proceeds from the sale of marketable securities	62,642	107,454
Other	(13)	(7)

Net cash provided by (used in) investing activities	5,820	(35,914)

Financing activities:
Proceeds from issuance of common stock	—	58,694
Payments of capital lease obligations	(127)	(3,752)
Funding of loan to N2P Charitable Foundation	—	(350)
Proceeds from exercise of stock options	53	5,298
Proceeds from repayment of employee loans	—	668
Increase in restricted cash obligations	(6,537)	(1,637)
Other	—	820

Net cash (used in) provided by financing activities	(6,611)	59,741

Net (decrease) increase in cash and cash equivalents	(9,970)	10,738
Cash and cash equivalents at beginning of period	12,408	9,350

Cash and cash equivalents at end of period	$2,438	$20,088

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

Certain reclassifications have been reflected in the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Also, the weighted average number of common shares used in the calculation of basic and diluted net loss per common share, for the three and six months ended January 31, 2004, have been restated from previously reported amounts to reflect the reversal of 127,379 and 63,689 weighted shares, respectively. This restatement did not have any impact on basic or diluted earnings per share. In addition, Class A common stock par value and additional paid-in capital amounts as of July 31, 2004 have been restated for the reversal of 1,046,129 shares. The shares that were reversed relate to shares we expect to issue to IDT Corporation (“IDT”) in accordance with the October 29, 2003 Memorandum of Understanding with IDT (see Note 6). Such shares will not be treated as outstanding until a definitive agreement is reached with IDT and the shares vest in accordance with the terms of such agreement.

2.	Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This would require us to adopt SFAS No. 123 (R) effective August 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, the Company generally recognizes no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our condensed consolidated financial statements. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Back to Contents

Public entities that used the fair-value-based method of accounting under the original provisions of SFAS No. 123 (whether for recognition or pro forma disclosure purposes) must adopt the provisions of SFAS No. 123 (R) using either the modified-prospective-transition (MPT) or the modified-retrospective-transition (MRT) methods. Under the MPT transition method entities will be required to apply all the measurement, recognition and attribution provisions of SFAS No. 123 (R) to all share-based payments granted, modified or settled after the date of adoption, while under the MRT transition method companies would restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123. We will use the MPT transition method when we adopt SFAS No. 123 (R).

3.	Stock-Based Compensation

We account for our stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. APB 25 requires that stock options that have been modified to reduce the exercise price be accounted for as variable until the options are exercised, forfeited or expire unexercised. Charges that result from the variable accounting treatment of repriced options are recorded as non-cash compensation.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation for the three and six months ended January 31, 2005 and 2004:

	Six Months Ended January 31,		Three Months Ended January 31,

	2005	2004	2005	2004

(in thousands, except per share amounts )

Net loss, as reported	$(18,846)	$(4,424)	$(10,603)	$(9,522)

Add: Stock option-related employee compensation expense included in reported net loss	8	3,362	8	1,949

Deduct: Total stock option-related employee compensation expense determined under the fair value based method for all awards	(1,656)	(4,147)	(873)	(1,114)

Pro forma net loss	$(20,494)	$(5,209)	$(11,468)	$(8,687)

Basic and diluted net loss per share,
as reported	$(0.25)	$(0.07)	$(0.14)	$(0.13)

Basic and diluted net loss per share,
pro forma	$(0.27)	$(0.08)	$(0.15)	$(0.12)

Restricted Stock Grants

During the three and six months ended January 31, 2005, we granted 217,034 and 1,029,724, respectively, restricted shares of Net2Phone common stock to officers, employees and consultants under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restrictions on transfer of the restricted shares lapse over four years on or about the anniversary of the date of grant. Total non-cash compensation relating to restricted shares granted was $0.6 and $0.8 million, respectively, for the three and six months ended January 31, 2005. Deferred compensation totaled $4.0 million and $1.2 million as of January 31, 2005 and July 31, 2004, respectively. During the three and six months ended January 31, 2004, we recorded $0.05 million in non-cash compensation relating to restricted shares granted during such period.

Back to Contents

Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. Based on our stock price at January 31, 2005, we recorded nominal non-cash compensation expense related to these repriced options for both of the three and the six months ended January 31, 2005, as our stock price at this date was below the exercise price of our repriced options. For the three and six months ended January 31, 2004, we recorded $1.9 million and $3.2 million, respectively, of non-cash compensation expense relating to repriced options. As our share price changes from period to period, we will record market adjustments related to these price variations over the vesting period, until these options are exercised, are canceled or expire.

Other Stock-Based Compensation

Non-cash compensation expense for other stock-based compensation included in net loss, as reported for the three and six months ended January 31, 2005 was $0.6 million and $1.1 million, respectively. For the three and six months ended January 31, 2004 non-cash compensation expense was $0.2 million and $0.8 million, respectively. These expenses primarily relate to bonuses paid in stock, and to stock funding of the Company’s 401(k) plan.

4.	Warrant Incentive Program

We recently introduced a warrant incentive program, which allows selected cable operators to earn warrants to purchase shares of our common stock. Our Board of Directors has reserved up to five million shares for issuance under this plan. The execution of definitive agreements with cable operators that met specific criteria triggered warrant grants, which become exercisable as the cable operator reaches specified telephony subscriber levels. To date and as described below, we have issued warrants to purchase a total of 4,372,486 shares of common stock to four cable operator customers, Altice One, Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC.

On November 4, 2004, we issued a warrant to Altice One (“Altice”) for the purchase of 1,300,000 shares of Net2Phone’s common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Altice or its transferees may elect to receive up to 1,300,000 shares (subject to certain customary adjustments) of Net2Phone’s common stock, at a purchase price per share equal to $5.93 (subject to certain customary adjustments). If prior to December 31, 2005. Altice expands its footprint such that our services will be offered to an additional 500,000 digital two-way capable households, over and above the 520,000 households in its current footprint, the exercise price will be reduced to the trailing 200 day trading average of our common stock as of the close of business on the date of the execution of the cable telephony agreement, which was $4.75. Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Altice’s footprint. The shares subject to the warrant vest as follows: beginning with the quarter ended December 31, 2005, ten shares vest for each subscriber to our telephony service pursuant to the cable telephony agreement, and thereafter the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter until December 31, 2009.

On November 11, 2004, we issued a warrant to Bresnan Communications, LLC (“Bresnan”) for the purchase of 1,349,668 shares of our common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Bresnan or its transferees may elect to receive up to 1,349,668 shares (subject to certain customary adjustments) of our common stock, at a purchase price per share equal to $4.35 (subject to certain customary adjustments). Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Bresnan’s footprint. The shares subject to the warrant vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony agreement, and thereafter until December 9, 2009, the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter.

Back to Contents

On December 1, 2004, we issued a warrant to Millennium Digital Media Systems, LLC (“Millennium”) for the purchase of 639,380 shares of our common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Millennium or its transferees may elect to receive up to 639,380 shares (subject to certain customary adjustments) of our common stock, at a purchase price per share equal to $4.20 (subject to certain customary adjustments). Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in Millennium’s footprint. The shares subject to the warrant vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony agreement, and thereafter until December 9, 2009, the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter.

On March 11, 2005, we issued a warrant to Atlantic Broadband Finance LLC (“Atlantic Broadband”) for the purchase of 1,083,438 shares of our common stock. The terms of this warrant provide that at any time prior to December 31, 2011, Atlantic Broadband or its transferees may elect to receive up to 1,083,438 shares (subject to certain customary adjustments) of Net2Phone’s common stock, at a purchase price per share equal to $3.80 (subject to certain customary adjustments). Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to Net2Phone’s telephony service in Atlantic Broadband’s footprint. The shares subject to the warrant vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services (expected late 2005), ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony and license agreement, and therafter until December 9, 2009, the warrant vests quarterly at a rate of ten shares per incremental net subscriber in existence on the last day of each calendar quarter.

Net2Phone has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 to register for resale the shares of common stock that will be issued upon exercise of these warrants. Net2Phone did not grant demand or piggyback registration rights. The issuance of these warrants did not involve the use of an underwriter and no commissions were paid in connection with the issuance of these warrants.

5.	Net Income (Loss) Per Share

Shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share if their effect would be antidilutive. Stock options of 10.1 million shares for the three and six months ended January 31, 2005, as well as stock options of 9.3 million shares for the three and six months ended January 31, 2004, were not included in the computation of diluted net loss per share. In addition, 3.3 million shares issuable upon the exercise of warrants outstanding as of January 31, 2005 were not included in the computation of diluted net loss per share. The full 6.9 million shares of Class A common stock to be issued in connection with our Memorandum of Understanding with IDT have been excluded from the calculation of diluted net loss per share for the three and six months ended January 31, 2005 and 2004 (see Note 1 and Note 6).

6.	Related Party Transactions

IDT Corporation

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. IDT, either directly or through its affiliates, owns an aggregate of 40.9 percent of our outstanding capital stock and 57.0 percent of the aggregate voting power of our capital stock. We have also entered into a Memorandum of Understanding with IDT, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT.

We maintain several business relationships with IDT and its affiliates. For example, in the three and six months ended January 31, 2005, we provided carrier services to IDT of $2.0 million and $4.2 million, respectively. In the three and six months ended January 31, 2004, we provided carrier services to IDT of $1.3 million and $2.6 million, respectively. In the three and six months ended January 31, 2005, we purchased wholesale carrier services from IDT of $0.9 million and $2.2 million, respectively. In the three months and six months ended January 31, 2004, we purchased wholesale carrier services from IDT of $0.9 million and $1.9 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three and six months ended January 31, 2005, IDT charged us $0.5 million and $0.9 million, respectively, for leasing their facilities. In the three and six months ended January 31, 2004, we paid IDT $0.5 million and $1.0 million, respectively, in facilities lease payments. On occasion, IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the three and six months ended January 31, 2005, IDT’s treasury group did not process any securities purchases or sales for us. During the fiscal second quarter of 2004, $11.5 million in securities purchases and sales were settled through IDT.

Back to Contents

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. We are also a party to an Intellectual Property Legal Services Agreement pursuant to which we pay IDT $25,000 a month for intellectual property services, including patent and trademark prosecution, and a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters. We are currently negotiating other service agreements with IDT. During the three and six months ended January 31, 2005, we paid IDT approximately $0.2 million and $0.3 million, respectively, for such services. During the three and six months ended January 31, 2004, we made payments totaling $0.08 million and $0.1 million, respectively, for such services.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three and six months ended January 31, 2005, we charged IDT reimbursement fees of $0.1 million and $0.4 million, respectively, and for the three and six months ended January 31, 2004 we charged IDT reimbursement fees of $0.05 million and $0.1 million, respectively, for such services.

The due to (from) IDT balances represent net amounts due to (from) IDT principally for wholesale carrier services and facilities lease payments. On January 31, 2005, IDT owed us a net $0.2 million and on July 31, 2004, we owed IDT a net $1.0 million. The average net balance we owed to IDT during the three and six months ended January 31, 2005 was $0.1 million and $0.4 million, respectively, compared with an average net balance of $0.6 million and $0.5 million, respectively, that was owed to IDT for the three and six months ended January 31, 2004.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three and six months ended January 31, 2005 and nominal sales were recorded for the three and six months ended January 31, 2004.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of March 21, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT will provide certain services to us at IDT’s cost plus 5%, which we will record to our direct cost of revenue.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU and IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT.

The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $1.0 million to non-cash services provided by IDT related to this agreement during the six months ended January 31, 2005, which represents mark-to-market adjustments on the 1.0 million shares we have previously recognized as potentially earned by IDT during fiscal 2004, plus new charges relating to 0.7 million shares, which we have recognized as potentially earned by IDT during the six months ended January 31, 2005, that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods. During the three months ended January 31, 2005, we reversed $0.5 million of previous charges due to the decline in our stock price at January 31, 2005 compared with October 31, 2004. During the three and six months ended January 31, 2004, we recorded a charge of $2.3 million to non-cash services related to this agreement, which represents the fair value of the 0.4 million shares that vested during the three months ended January 31, 2004.

Back to Contents

We followed the guidance in EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative expense is not practicable. Therefore, we have classified the non-cash services provided by IDT in a separate line in the consolidated statements of operations.

We have determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.3 million as of January 31, 2005 and $3.4 million as of July 31, 2004.

Liberty Media Corporation

As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business relationships with us through its participation on our Cable Advisory Board. On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three and six months ended January 31, 2005, we recorded $0.3 million and $0.6 million, respectively, in revenue from Liberty Cablevision of Puerto Rico, and had $0.2 million and $0.5 million in receivables and $0.6 million and $0.7 million in deferred revenue from this agreement as of January 31, 2005 and July 31, 2004, respectively. Net2Phone Cable Telephony obtains up-front fees for services that are amortized over the life of the agreement, as Net2Phone Cable Telephony has a continuing performance obligation under the terms of the agreement to maintain and provide access to its platform for the life of the agreement.

Loans with Chairman

In April 2002, we loaned Mr. Greenberg, who was then our Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bears interest at the short-term applicable federal rate under code section 1274(d) and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to Mr. Greenberg and is secured by options to purchase 300,000 shares, which carry a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002. Under certain circumstances, the Board of Directors may request Mr. Greenberg to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that Mr. Greenberg not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. Due to the uncertainty surrounding the number of options Mr. Greenberg will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan. We recorded compensation expense relating to this loan of $0.3 million and $0.6 million, respectively, during both the three and six months ended January 31, 2005 and 2004.

Back to Contents

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On September 23, 2004, we announced that Liore Alroy would become our Chief Executive Officer, and that our then current Chief Executive Officer, Stephen Greenberg, would assume the role of Chairman of the Board. This management change took effect on October 31, 2004. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have a grant price equal to $3.45, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and during the three and six months ended January 31, 2005, we recorded $0.3 million of non-cash compensation expense related to this agreement.

7.	Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss consists of the following:

(in thousands)	Unrealized loss on available for sale securities	Foreign currency translation	Accumulated other comprehensive loss

Balance at July 31, 2004	$(1,093)	$131	$(962)
Change during the period	(307)	(52)	(359)

Balance at January 31, 2005	$(1,400)	$79	$(1,321)

8.	Legal Proceedings

We are subject to legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are currently a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

9.	Restructuring, Severance, Impairment and Other Items

During the three and six months ended January 31, 2005, we incurred severance expense of $0.5 million and $0.7 million, respectively, primarily due to ongoing charges related to the separation agreements we entered into with our former Chief Executive Officer and former Chief Financial Officer during fiscal 2002. During the three and six months ended January 31, 2004, we incurred severance expense of $0.2 million and $0.5 million, respectively.

Back to Contents

During the three and six months ended January 31, 2005, we incurred exit and other costs of $0.2 million and $0.9 million, respectively, which related primarily to contract termination costs relating to a secondary disaster recovery site that is being migrated to an existing backup facility and to impaired lease costs. For the six months ended January 31, 2004, we incurred exit and other costs of $0.9 million, which included a $0.5 million charge to exit our disposable calling card business, $0.3 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and costs incurred to close an overseas office. During the three months ended January 31, 2004, we incurred exit and other costs of $0.7 million, which included a $0.5 million charge to exit our disposable calling card business, as well as $0.1 million in impaired lease costs and $0.1 million related to various contract dispute settlement costs and costs incurred to close an overseas office.

During the three and six months ended January 31, 2005, we incurred $0.2 million in charges related to certain internally developed capitalized software projects that we determined were no longer in service.

During the three and six months ended January 31, 2004, restructuring, severance, impairment and other items was reduced by $0.1 and $0.4 million, respectively, of reserve adjustments, primarily related to the recovery of assets held for sale.

As of July 31, 2004, the restructuring, severance, impairment and other items reserve balance amounted to $2.1 million. During the six months ended January 31, 2005, the reserve balance was increased by $1.0 million of expenses and reduced by payments of $0.6 million. As of January 31, 2005, the reserve balance amounted to $2.5 million.

10.	Business Segment Information

The Company has two reportable business segments: Net2Phone Global Services, or NGS, which includes our International Channel Sales division, U.S. Consumer division and our Carrier Services group, and Net2Phone Cable Telephony, or NCT, which is dedicated to providing cable and broadband telephony solutions to cable and broadband operators. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary, which was liquidated effective June 30, 2004. We do not maintain significant assets in foreign countries.

The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, other income (loss), interest income, net, non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, and certain non-recurring items. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

Operating results presented for our business segments are as follows:

	Six Months Ended January 31,		Three Months Ended January 31,

(in thousands)	2005	2004	2005	2004

NGS
Revenue	$37,632	$40,079	$17,654	$19,720
Segment income (loss)	1,154	2,473	(284)	1,135

NCT
Revenue	$661	$58	$330	$58
Segment loss	(8,040)	(4,211)	(4,366)	(2,136)

Back to Contents

Corporate & Other
Revenue	$—	79	—	34
Segment loss	(3,795)	(4,011)	(1,924)	(2,111)

Total
Revenue	$38,293	$40,216	$17,984	$19,812

Segment (loss)	(10,681)	(5,749)	(6,574)	(3,112)
Add/(Deduct):
Depreciation and amortization	(3,991)	(5,147)	(2,097)	(2,659)
Inventory obsolescence	—	(556)	—	(556)
Non-recurring SG&A expense	(374)	168	(374)	647
Restructuring and other items	(1,765)	(1,028)	(887)	(833)
Non-cash compensation	(1,848)	(3,996)	(1,165)	(2,155)
Non-cash services	(954)	(2,254)	504	(2,254)
Interest income, net	1,194	875	571	660
Other (income) loss, net	(427)	13,263	(581)	740

Consolidated net loss as reported	$(18,846)	$(4,424)	$(10,603)	$(9,522)

	January 31, 2005	July 31, 2004

Total Assets
NGS	$32,479	$30,090
NCT	11,097	8,607
Corporate & Other	108,812	126,560

Total	$152,388	$165,257

The Company recorded a reduction in revenue of $2.0 million in the three and six-months ended January 31, 2005, which reflects an adjustment to our revenue required by a review of our deferred revenue database. During the second quarter of fiscal 2005, we identified a financial control deficiency relating to deferred revenue whereby management believed the controls may not have adequately reflected certain terms and conditions related to some of the Company’s products. As a result, the Company performed a detailed review of these controls and determined that an adjustment should be recorded to increase the deferred revenue liability, which resulted in a corresponding and equal $2.0 million decrease to revenue. Management was not able to determine in which prior periods deferred revenue and revenue may have been misstated and by how much. Therefore, the Company recorded this adjustment in the current quarter. This adjustment is reflected in Net2Phone Global Services segment income (loss) for the three and six months ended January 31, 2005.

The non-recurring selling, general and administrative expense of $0.4 million excluded from segment results in the three and six-months ended January 31, 2005, reflects an adjustment to selling, general and administrative expense required by our review of the expenses capitalized in prior periods relating to internally developed software. During the second quarter of fiscal 2005, we determined that certain selling, general and administrative expenses of prior periods should not have been capitalized. Therefore, after determining that the amounts involved were not material to current or prior periods, we recorded those amounts as expense in the second quarter of fiscal 2005 and reversed the related fixed assets and depreciation expense recorded in prior periods.

Segment results for the six-months ended January 31, 2004 exclude a net recovery recorded to selling, general and administrative expenses consisting of a $0.6 million state tax refund received, net of a $0.5 million loss we incurred to terminate a capital lease. Segment results for the three-months ended January 31, 2004 exclude a recovery of a $0.6 million state tax refund recorded to selling, general and administrative expenses.

Back to Contents

The inventory obsolescence of $0.6 million is reflected as a direct cost of revenue but excluded from segment results in the six-months ended January 31, 2004 reflects a reduction we recorded to fixed assets during the first quarter of fiscal 2004 after determining during our quarterly review process that the market value of certain inventory was below the recorded cost of that inventory.

11.	ADIR Technologies, Inc.

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

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “estimates,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Cautionary Statement Concerning Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of March 8, 2005, IDT holds an aggregate of 40.9 percent of our outstanding capital stock and 57.0 percent of our aggregate voting power.

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

Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. Through Net2Phone Global Services, we offer a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world, focusing on higher margin opportunities in deregulating telecommunications markets. Net2Phone Global Services sells and markets our services through three divisions, each designed to focus on a specific market. The International Communication Services Division sells our services to resellers around the globe that have access to consumers and small to mid-sized businesses. Our Consumer Division sells our direct-to-consumer VoIP services. The Carrier Services Division sells wholesale minutes on our VoIP network to telecommunications providers.

While we continue to actively pursue our Net2Phone Global Services business, we expect revenue generated by Net2Phone Cable Telephony to represent a growing percentage of our total revenue over the next few years. Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and in November 2004 signed definitive cable telephony service agreements with three Altice One entities, Coditel Luxembourg, Coditel Belgium, and EST Videocommunication and thereafter with Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. Net2Phone Cable Telephony is actively marketing its services to a wide array of cable and broadband operators in the U.S., Europe and Latin America whom we believe may prefer to buy our services rather than build their own cable telephony service. Net2Phone Cable Telephony works with cable and broadband operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

We expect to continue to incur significant costs and capital expenditures to fund the anticipated growth of Net2Phone Cable Telephony. The revenue and expenses associated with this business will depend on the number of customers and contracts we establish and the type of service we provide to our customers. While we are currently in various stages of negotiations with a number of potential customers, each customer has different financial, operational and technical requirements, and, therefore, the time to finalize particular relationships will vary based upon the individual requirements of the respective customers. While we believe we have the ability to deliver dial tone within a 90-180 day period with most U.S. cable operators, we expect the implementation period to vary from customer to customer depending upon their respective requirements, the time required to negotiate definitive agreements, and the time required for individual customers to implement engineering plans and install hardware and operating systems. We cannot predict with certainty that we will reach definitive agreements with any customers we are currently in discussions with within a particular time period, or at all. While we expect the operating results of Net2Phone Cable Telephony will initially adversely affect the profitability of our company as a whole, we believe the business will contribute to our earnings in the future as it achieves scale. We cannot predict when this will happen, or be certain that it will happen at all.

Back to Contents

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and will be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003. The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded net charges of $1.0 million to non-cash services provided by IDT, a separate line item on our condensed consolidated statements of operations, related to this agreement during the six months ended January 31, 2005, which represents the market value of the 1.7 million shares that we may release from escrow to IDT for services and benefits provided by IDT during fiscal 2004 and fiscal first and second quarter 2005. During the three months ended January 31, 2005, we reversed $0.5 million of previous charges due to the decline in our stock price at Janaury 31, 2005 compared with October 31, 2004. During the three and six months ended January 31, 2004, we recorded a charge of $2.3 million to non-cash services related to this agreement, which represents the fair value of the 0.4 million shares that we may release from escrow to IDT for services and benefits provided by IDT during the three months ended January 31, 2004. Shares we may release from escrow for services received from IDT are excluded from the total number of Class A common stock shares reported as issued and outstanding in our January 31, 2005 condensed consolidated financial statements. No definitive agreement has been executed as of March 21, 2005. See “Related Party Transactions” below.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU and IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT.

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

Since the filing of our Annual Report on Form 10-K for the year ended July 31, 2004, we have updated our revenue recognition policy to provide more clarity as to how we run our business and how we record revenue generated by it. Our updated revenue recognition policy now reads as follows:

Revenue Recognition.   With respect to our Net2Phone Global Services business segment, our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

With respect to our Net2Phone Cable Telephony business segment, to date, we have not recognized significant revenue from our cable telephony business. However, service revenue recorded by Net2Phone Cable Telephony is recognized as service is provided, that is, as minutes are used. Revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations. Net2Phone Cable Telephony also began delivering cable telephony and maintenance services to its customers. Net2Phone Cable Telephony recognizes such revenue as communications services are used and when maintenance and support services are provided. In addition, Net2Phone Cable Telephony charges a per subscriber activation fee to some of its customers based on customer contracted commitment levels. These fees are collected and revenue deferred and recognized over the remaining life of the agreement, at the time that these fees are invoiced.

Back to Contents

Results of Operations

On March 9, 2005, we issued an earnings release with preliminary financial information (“Earnings Release”) for the three and six months ended January 31, 2005. We are reporting revenue for the quarter ended January 31, 2005 of $18.0 million, which represents a $2.0 million decrease from the preliminary number we reported in our Earnings Release. The decrease is the result of a cumulative adjustment to our revenue required by a review of our deferred revenue database. As disclosed in our Earnings Release, we identified a financial control deficiency relating to deferred revenue, which is the accounting liability recorded to reflect prepayments by customers. At the time, management believed the controls may not have adequately reflected certain terms and conditions related to some of our products, and reviewed these controls. After this review and application of the appropriate terms and conditions, it was determined that an adjustment should be recorded to increase the deferred revenue liability, which resulted in a corresponding and equal $2.0 million decrease to the preliminary amount of revenue that was reported in the Earnings Release. Management was not able to determine in which prior periods deferred revenue and revenue may have been misstated and by how much. Therefore, we recorded this adjustment in the current quarter. This had the additional impact of increasing our preliminary loss from operations of $8.6 million for this quarter to a final loss from operations of $10.6 million and preliminary loss per share for this quarter from $0.11 to a final loss per share of $0.14.

Also as previously disclosed in our Earnings Release, we identified a control deficiency related to systems previously in place to track our fixed assets and record depreciation expense. Upon review, only minor adjustments of $22,000 to our preliminary selling, general and administrative expense and $26,000 to depreciation and amortization expense, were required.

In order to provide a more detailed discussion and analysis of our results of operations, we have included, in both our three and six months’ results of operations discussions below, separate discussions that specifically address operating results by segment.

Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004

The following table sets forth certain items in our condensed consolidated statements of operations for the periods indicated:

(In thousands)	Six months ended January 31,

	2005	2004	Percent increase (decrease)

Total revenue	$38,293	$40,216	(4.8)

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	23,097	22,190	4.1
Selling, general and administrative	26,251	24,163	8.6
Depreciation and amortization	3,991	5,147	(22.5)
Non-cash services provided by IDT (attributable to direct cost of
revenue, and selling, general and administrative)	954	2,254	(57.7)
Non-cash compensation (attributable to selling, general and
administrative)	1,848	3,996	(53.8)
Restructuring, severance, impairment and other items	1,765	1,028	71.7

Total costs and expenses	57,906	58,778	(1.5)

Loss from operations	(19,613)	(18,562)	5.7
Interest income, net	1,194	875	36.5
Other income, net	(427)	13,263	(103.2)

Net loss	$(18,846)	$(4,424)	326.0

Back to Contents

Revenue.   Our revenue is derived from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased from $40.2 million for the six months ended January 31, 2004 to $38.3 million for the six months ended January 31, 2005. The decrease in revenue during the six months ended January 31, 2005 was primarily driven by the cumulative adjustment to our deferred revenue of $2.0 million described above. Excluding this cumulative adjustment, revenue would have been $40.3 million, essentially flat compared to revenue for the six months ended January 31, 2004. Revenue excluding the aforementioned cumulative adjustment is essentially flat because a decline in carrier-related revenue was offset by an increase in revenue generated through our international reseller relationships. We are pursuing the sales of cable and other broadband telephony services through Net2Phone Cable Telephony and focusing Net2Phone Global Services sales efforts on new retail-based distribution relationships, such as the recently announced agreement with Empresa Telecomunicaciones de Bogota.

Direct cost of revenue.   Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue increased 4.1 percent from $22.2 million for the six months ended January 31, 2004 to $23.1 million for the six months ended January 31, 2005. As a percentage of total revenue, these costs increased from 55.2 percent for the six months ended January 31, 2004 to 60.3 percent for the six months ended January 31, 2005. Without the aforementioned cumulative reduction in revenue, the increase in cost would have been from 55.2 percent to 57.3 percent. This increase is primarily driven by higher sales of products with relatively lower margins than the mix of products sold during the six months ended January 31, 2004.

Selling, general and administrative.   Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased 8.6 percent from $24.2 million for the six months ended January 31, 2004, to $26.3 million for the six months ended January 31, 2005, due to the receipt of a $0.6 million one-time refund for the overpayment of employer taxes, during fiscal second quarter 2004, which has been reflected as a reduction in selling, general and administrative expenses, and to current increased administrative costs associated with our Net2Phone Cable Telephony business. We expect to incur significant selling, general and administrative expense as we continue to grow our Net2Phone Cable Telephony business.

Depreciation and amortization.   Depreciation and amortization decreased 22.5 percent from $5.1 million for the six months ended January 31, 2004 to $4.0 million for the six months ended January 31, 2005, due primarily to a $1.1 million adjustment that was recorded during the six months ended January 31, 2005, which corrected overstatements of depreciation expense relating to relating to prior fiscal years. Excluding this adjustment, depreciation and amortization for the six months ended January 31, 2005 would have been essentially flat compared to the six months ended January 31, 2004.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).   In the six months ended January 31, 2005 and January 31, 2004, we recorded expenses of $1.0 million and $2.3 million, respectively, related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. These charges represent the mark-to-market adjustment of the value at January 31, 2004 and 2005, respectively, of 0.4 million and 1.7 million Class A common shares that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through those dates. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into definitive agreements. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

Back to Contents

Non-cash compensation (attributable to selling, general and administrative).   Non-cash compensation decreased from $4.0 million for the six months ended January 31, 2004 to $1.8 million for the six months ended January 31, 2005. One primary factor driving this decrease is variable accounting for repriced stock options. During the six months ended January 31, 2004, we recorded $3.2 million in variable expense related to repriced options as compared to nominal expense recorded during the six months ended January 31, 2005 due to a significant decrease in our stock price during the six months ended January 31, 2005. If our stock price increases, we will incur charges over the vesting period with respect to repriced options until those options are exercised, cancelled, expire or until we will be required to adopt SFAS No. 123 (R), which will be during the first quarter of fiscal 2006. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. (See Note 2 to the Consolidated Financial Statements contained herein for recent accounting pronouncements). During the six months ended January 31, 2005, we recorded non-cash compensation related to a stock based incentive compensation program, vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and to funding of our 401(k) plan company match program.

Restructuring, severance, impairment and other items.   Restructuring, severance, impairment and other items increased from $1.0 million for the six months ended January 31, 2004, to $1.8 million for the six months ended January 31, 2005.

During the six months ended January 31, 2005 and 2004, we incurred severance expense of $0.7 million and $0.5 million, respectively, primarily due to ongoing charges related to the separation agreements we entered into with our former Chief Executive Officer and former Chief Financial Officer during fiscal 2002.

During the six months ended January 31, 2005, we incurred exit and other costs of $0.9 million, which related primarily to contract termination costs associated with a secondary disaster recovery site that is being migrated to an existing backup facility, and to impaired lease costs. For the six months ended January 31, 2004, we incurred exit and other costs of $0.9 million, which included $0.5 million in costs to exit our disposable calling card business, $0.3 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and costs incurred to close an overseas office.

During the six months ended January 31, 2005, we incurred $0.2 million in charges related to certain internally developed capitalized software projects that we determined were no longer in service.

During the six months ended January 31, 2004, restructuring, severance, impairment and other items was reduced by $0.4 million of reserve adjustments, primarily related to the recovery of assets held for sale.

Loss from operations.   We recorded a loss from operations of $19.6 million for the six months ended January 31, 2005, a 5.7 percent increase, as compared to a loss from operations of $18.6 million during the six months ended January 31, 2004. This increase is primarily due to the aforementioned $2.0 million reduction in revenue, which was partially offset by reductions in non-cash services expense due to IDT, and to non-cash compensation expense, both of which are driven by a decline in our stock price as of January 31, 2005. In addition, depreciation and amortization expense was lower due to the adjustments to correct prior overstatements that were recorded during the six months ended January 31, 2005.

Interest income, net.   Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interest income increased from $0.9 million for the six months ended January 31, 2004, to $1.2 million for the six months ended January 31, 2005. This is primarily a result of higher average investment balances held during the six months ended January 31, 2005 relative to the six months ended January 31, 2004, partially offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources.”

Other income, net.   Other income includes the losses or gains resulting from non-operating transactions. Other income decreased from a gain of $13.3 million during the six months ended January 31, 2004 to a loss of $0.4 million for the six months ended January 31, 2005. This decrease is primarily attributable to the $12.2 million gain realized from the final buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004 and to a lesser extent, the recording of a $0.4 million mark-to-market charge on Net2Phone shares held by Deutsche Bank during the six month ended January 31, 2005, as compared with a $0.5 million recovery of a customer receivable and a mark-to-market credit on Net2Phone shares held by Deutsche Bank, which served to reduce our overall debt obligation to Deutsche Bank, during the six months ended January 31, 2004.

Back to Contents

Operating Results by Segment
(In thousands)	Six months ended January 31,

	2005	2004	Percent increase (decrease)

NGS
Total revenue	$37,632	$40,079	(6.1)
Segment income	$1,154	$2,473	(53.3)

NCT
Total revenue	$661	$58	1,039.7
Segment loss	$(8,040)	$(4,211)	90.9

Corporate & Other
Total revenue	$—	$79	(100.0)
Segment loss	$(3,795)	$(4,011)	(5.4)

Total Consolidated
Revenue	$38,293	$40,216	(4.8)

Segment loss	$(10,681)	$(5,749)	85.8

Our Net2Phone Global Services segment includes our International Channel Sales and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. During the six months ended January 31, 2005, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Net2Phone Global Services’ revenue is derived from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, and other carriers. Net2Phone Global Services revenue decreased 6.1 percent from $40.1 million for the six months ended January 31, 2004 to $37.6 million for the six months ended January 31, 2005. This decrease is primarily due to the aforementioned $2.0 million reduction in revenue. Excluding this adjustment, Net2Phone Global Services revenue would have decreased 1.2 percent to $39.6 million, which is primarily due to our exit from the disposable calling card business, which occurred during the six months ended January 31, 2004. We believe the revenue from disposable calling card business will be replaced by other, higher-margin businesses, such as those offered by the International Channel Sales division. Although these initiatives have resulted in a decline in our revenue since fiscal 2001, Net2Phone Global Services has maintained its gross margin percentages. Net2Phone Global Services segment income decreased 53.3 percent from $2.5 million for the six months ended January 31, 2004 to $1.2 million from the six months ended January 31, 2004, primarily due to the aforementioned $2.0 million reduction in revenue. Excluding this reduction, Net2Phone Global Services segment income increased 28.0 percent from $2.5 million for the six months ended January 31, 2004 to $3.2 million for the six months ended January 31, 2005, primarily due to decreases in network costs, which we have been driving through various cost consolidation projects.

Our Net2Phone Cable Telephony segment includes employees dedicated to providing cable and broadband telephony solutions to cable services and broadband operators. Although almost all of Net2Phone Cable Telephony’s revenue during the three months ended January 31, 2005 was generated by Liberty Cablevision of Puerto Rico, Inc., an affiliate of Liberty Media Corporation, Net2Phone Cable Telephony has signed several agreements with various cable services providers which we expect will generate additional revenue during subsequent quarters. During the past six months, Net2Phone Cable Telephony’s business has grown, and we expect it will begin to represent an increasing proportion of our revenue in future years. Net2Phone Cable Telephony’s revenue grew from a nominal $0.06 million for the six months ended January 31, 2004 to $0.7 million for the six months ended January 31, 2005, due to continued revenue generated by the aforementioned Liberty Cablevision contract. Net2Phone Cable Telephony’s segment loss increased from $4.2 million for the six months ended January 31, 2004 to $8.0 million for the six months ended January 31, 2005 due to higher administrative costs incurred as Net2Phone Cable Telephony works to strategically staff their business.

Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. We have ceased recording revenue in our Corporate and Other segment upon the liquidation of our ADIR Technologies, Inc. subsidiary during fiscal fourth quarter 2004. Segment loss for the Corporate and Other segment decreased 5.4 percent from $4.0 million recorded during the six months ended January 31, 2004 to $3.8 million recorded during the six months ended January 31, 2005, due to lower staffing levels.

Back to Contents

The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss) depreciation and amortization, other income (loss), interest income, net, non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, and certain non-recurring items. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

Reconciliation of Segment Loss to Consolidated Loss from Operations as Reported

	Six Months Ended January 31,
	2005	2004

(in thousands)

Consolidated segment (loss)	$(10,681)	$(5,749)
Add/(Deduct):
Depreciation and amortization	(3,991)	(5,147)
Inventory obsolescence	—	(556)
Non-recurring SG&A expense	(374)	168
Restructuring and other items	(1,765)	(1,028)
Non-cash compensation	(1,848)	(3,996)
Non-cash services	(954)	(2,254)

Consolidated loss from operations as reported	(19,613)	(18,562)
Interest income, net	1,194	875
Other income, net	(427)	13,263

Net loss	$(18,846)	$(4,424)

We believe that net income (loss) before special and non-cash items provides investors with a measure of our operational and financial progress that corresponds with the measurements used by management. Our management uses this measurement, instead of net income (loss) as a basis for allocating resources and making other daily operational decisions. The table above provides a detailed reconciliation of total segment operating loss before special and non-cash items to consolidated loss from operations reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For specific discussion on depreciation and amortization, restructuring, severance, impairment and other items, non-cash compensation, and non-cash services provided by IDT, please see our earlier discussion on our consolidated results for the six months ended January 31, 2005 as compared to the six months ended January 31, 2004. The remaining reconciling items for the six months ended January 31, 2004 include a one-time $0.6 million inventory obsolescence charge taken during fiscal second quarter 2004, and a net recovery recorded to selling, general and administrative expenses during the six months ended January 31, 2004, consisting of a $0.6 million state tax refund received net of a $0.5 million loss we incurred to terminate a capital lease. The segment results have not been adjusted to reflect the aforementioned cumulative $2.0 million reduction to revenue.

Back to Contents

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Results of Operations

The following table sets forth certain items in our condensed consolidated statements of operations for the periods indicated:

(In thousands)	Three months ended January 31,

	2005	2004	Percent increase (decrease)

Total revenue	$17,984	$19,812	(9.2)

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	11,376	11,243	1.2
Selling, general and administrative	13,556	11,590	17.0
Depreciation and amortization	2,097	2,659	(21.1)
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	(504)	2,254	(122.4)
Non-cash compensation (attributable to selling, general and administrative)	1,165	2,155	(45.9)
Restructuring, severance, impairment and other items	887	833	6.5

Total costs and expenses	28,577	30,734	(7.0)

Loss from operations	(10,593)	(10,922)	(3.0)
Interest income, net	571	660	(13.5)
Other income, net	(581)	740	(178.5)

Net loss	$(10,603)	$(9,522)	11.4

Revenue.   Our revenue is derived from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased from $19.8 million for the three months ended January 31, 2004 to $18.0 million for the three months ended January 31, 2005 primarily driven by the cumulative adjustment to our deferred revenue of $2.0 million described above. Excluding this cumulative adjustment, revenue would have been essentially flat compared to revenue for the three months ended January 31, 2004. Revenue excluding the aforementioned cumulative adjustment is essentially flat because a decline in carrier-related revenue was offset by an increase in revenue generated through our international reseller relationships. We are pursuing the sales of cable and other broadband telephony services through Net2Phone Cable Telephony and focusing Net2Phone Global Services sales efforts on new retail-based distribution relationships, such as the recently announced agreement with Empresa Telecomunicaciones de Bogota.

Direct cost of revenue.   Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue increased 1.2 percent from $11.2 million for the three months ended January 31, 2004 to $11.4 million for the three months ended January 31, 2005. As a percentage of total revenue, these costs increased from 56.7 percent for the three months ended January 31, 2004 to 63.3 percent for the three months ended January 31, 2005. Without the aforementioned cumulative reduction in revenue, the increase in cost would have been from 56.7 percent to 57.0 percent. This increase is primarily driven by the sale in the second quarter of fiscal 2005 of products with relatively lower margins than the mix of products sold during the three months ended January 31, 2004.

Selling, general and administrative.   Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased 17.0 percent from $11.6 million for the three months ended January 31, 2004, to $13.6 million for the three months ended January 31, 2005, due to the receipt of a $0.6 million one-time refund for the overpayment of employer taxes, during fiscal second quarter 2004, which has been reflected as a reduction in selling, general and administrative expenses and to current increased administrative costs associated with our Net2Phone Cable Telephony business. We expect to incur significant selling, general and administrative expense as we continue to grow our Net2Phone Cable Telephony business.

Back to Contents

Depreciation and amortization.   Depreciation and amortization decreased 21.1 percent from $2.7 million for the three months ended January 31, 2004 to $2.1 million for the three months ended January 31, 2005, due to an additional $0.5 million adjustment to depreciation that was recorded during the three months ended January 31, 2005, which corrected overstatements of depreciation expense relating to prior fiscal years, and to a lesser extent, due to the termination of depreciation associated with certain older asset purchases.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).   In the three months ended January 31, 2004, we recorded $2.3 million of expense on the 0.4 million shares of our Class A common stock that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through January 31, 2004. In the three months ended January 31, 2005, we reversed $0.5 million of expense on a total of 1.7 million Class A shares that may be issued to IDT for services and benefits provided by IDT through January 31, 2005. Non-cash services provided by IDT, which was recorded for the first time during the fiscal quarter ended January 31, 2004 is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. The second quarter of fiscal 2005 reversal was caused by the drop in our stock price from October 31, 2004 to January 31, 2005. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in equal annual installments over five years, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative).   Non-cash compensation decreased from $2.2 million for the three months ended January 31, 2004 to $1.2 million for the three months ended January 31, 2005. One primary factor driving this change in fiscal second quarter 2005 expense, as compared with fiscal second quarter 2004 expense, is variable accounting for repriced stock options. During the three months ended January 31, 2004, we recorded $1.9 million in variable expense related to repriced options as compared to nominal expense recorded during the three months ended January 31, 2005 due to a significant decline in our stock price during the three months ended January 31, 2005. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised, cancelled, expire or until we will be required to adopt SFAS 123 (R), which will be during our first quarter of fiscal 2006. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. (See Note 2 to the Consolidated Financial Statements contained herein for recent accounting pronouncements.) During the three months ended January 31, 2005, we recorded non-cash compensation related to a stock based incentive compensation program, vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and to funding of our 401(k) plan company match program.

Restructuring, severance, impairment and other items.   During the three months ended January 31, 2005 and 2004, we incurred severance expense of $0.5 million and $0.2 million, respectively, primarily due to ongoing charges related to the separation agreements we entered into with our former Chief Executive Officer and former Chief Financial Officer during fiscal 2002.

During the three months ended January 31, 2005, we incurred exit and other costs of $0.2 million, which related primarily to contract termination costs associated with a secondary disaster recovery site that is being migrated to an existing backup facility, and to impaired lease costs. During the three months ended January 31, 2004, we incurred exit and other costs of $0.7 million, which included a $0.5 million charge to exit our disposable calling card business, as well as $0.1 million in impaired lease costs and $0.1 million related to various contract dispute settlement costs and costs incurred to close an overseas office.

During the three months ended January 31, 2005 we incurred $0.2 million in charges related to certain internally developed capitalized software projects that we determined were no longer in service.

Back to Contents

During the three months ended January 31, 2004, restructuring, severance, impairment and other items was reduced by $0.1 million of reserve adjustments, primarily related to the recovery of assets held for sale.

Loss from operations.   We recorded a loss from operations of $10.6 million for the three months ended January 31, 2005, a 3.0 percent decrease as compared to a loss from operations of $10.9 million during the three months ended January 31, 2004. Excluding the aforementioned $2.0 million cumulative reduction in revenue, our loss from operations for the three months ended January 31, 2005 would have been $8.6 million, a $2.3 million decrease from the three months ended January 31, 2004. This decrease is primarily due to reductions in non-cash services expense due to IDT, and to non-cash compensation expense, which are both driven by a decline in our stock price as of January 31, 2005, and to an additional reduction in depreciation and amortization expense, which resulted from the correction of overstatements of depreciation expense relating to fiscal years 2003 and 2004.

Interest income, net.   Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interest income decreased from $0.7 million for the three months ended January 31, 2004, to $0.6 million for the three months ended January 31, 2005. This is primarily a result of lower cash balances during the three months ended January 31, 2005 relative to the three months ended January 31, 2004, at which time we received $58.7 million in proceeds from our November 25, 2003 Common Stock offering. This was offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources.”

Other income, net.   Other income includes the losses or gains resulting from non-operating transactions. Other income decreased from income of $0.7 million during the three months ended January 31, 2004 to a loss of $0.6 million for the three months ended January 31, 2005. This decrease is primarily attributable to the recording of a $0.6 million mark-to-market charge on Net2Phone shares held by Deutsche bank during the three months ended January 31, 2005, as compared with a $0.5 million recovery of a customer receivable and to a mark-to-market credit on Net2Phone shares held by Deutsche Bank, which serve to reduce our overall debt obligation to Deutsche Bank, during the three months ended January 31, 2004.

Operating Results by Segment

(In thousands)	Three months ended January 31,

	2005	2004	Percent increase (decrease)

NGS
Total revenue	$17,654	$19,720	(10.5)
Segment income (loss)	(284)	1,135	(125.0)

NCT
Total revenue	330	58	469.0
Segment loss	(4,366)	(2,136)	104.4

Corporate & Other
Total revenue	—	34	(100.0)
Segment loss	(1,924)	(2,111)	(8.9)

Total Consolidated
Revenue	17,984	19,812	(9.2)

Segment loss	$(6,574)	$(3,112)	111.2

Our Net2Phone Global Services segment includes our International Channel Sales and U.S. Consumer Division, formerly our Domestic Retail Services unit, and also our carrier services group. Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. During the three months ended January 31, 2005, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Net2Phone Global Services’ revenue is derived from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, and other carriers. Net2Phone Global Services revenue decreased 10.5 percent from $19.7 million for the three months ended January 31, 2004 to $17.7 million for the three months ended January 31, 2005. This decrease is primarily due to the aforementioned $2.0 million reduction in revenue. Excluding this reduction, Net2Phone Global Services revenue decreased slightly from $19.7 million for the three months ended January 31, 2004 to $19.7 million for the three months ended January 31, 2005. This decrease is primarily due to our exit in the second quarter of fiscal 2004 from the disposable calling card business. Net2Phone Global Services expects to replace revenue from this exited business with revenue from other divisions.

Back to Contents

Although these initiatives have resulted in a decline in our revenue since fiscal 2001, Net2Phone Global Services has maintained its gross margin percentages. Net2Phone Global Services segment income decreased from $1.1 million during the three months ended January 31, 2004 to a segment loss of $0.3 million during the three months ended January 31, 2005. This decrease is primarily due to the aforementioned $2.0 reduction to revenue. Excluding this reduction, Net2Phone Global Services segment income increased 54.5 percent from $1.1 million for the three months ended January 31, 2004 to $1.7 million for the three months ended January 31, 2005, primarily due to decreases in network costs, which Net2Phone Global Services has been driving through various cost consolidation projects.

Our Net2Phone Cable Telephony segment includes employees dedicated to providing cable and broadband telephony solutions to cable services and broadband operators. Although almost all of Net2Phone Cable Telephony’s revenue during the three months ended January 31, 2005 was generated by Liberty Cablevision of Puerto Rico, Inc., an affiliate of Liberty Media Corporation, Net2Phone Cable Telephony has signed several agreements with various cable services providers which we expect will generate additional revenue during subsequent quarters. During the past three months, Net2Phone Cable Telephony’s business has grown, and we expect it will begin to represent an increasing proportion of our revenue in future years. Net2Phone Cable Telephony’s revenue grew from a nominal $0.06 million for the three months ended January 31, 2004 to $0.3 million for the three months ended January 31, 2005, due to continued revenue generated by the aforementioned Liberty Cablevision contract. Net2Phone Cable Telephony’s segment loss more than doubled from $2.1 million for the three months ended January 31, 2004 to $4.4 million for the three months ended January 31, 2005 due to higher administrative costs incurred as Net2Phone Cable Telephony works to strategically staff their business.

Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary. We have ceased recording revenue in our Corporate and Other segment upon the liquidation of our ADIR Technologies, Inc. subsidiary during fiscal fourth quarter 2004. Segment loss for Corporate and Other decreased 8.9 percent, from $2.1 million recorded during the three months ended January 31, 2004 to $1.9 million recorded during the three months ended January 31, 2005, due to lower staffing levels.

The operating results of our business segments are distinguishable and are regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, other income (loss), interest income (net), non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, and certain non-recurring items. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

Reconciliation of Segment Loss to Consolidated Loss from Operations as Reported

	Three Months Ended January 31,
	2005	2004

(in thousands)

Total segment loss	$(6,574)	$(3,112)
Add/(Deduct):
Depreciation and amortization	(2,097)	(2,659)
Inventory obsolescence	—	(556)
Non-recurring SG&A expense	(374)	647
Restructuring and other items	(887)	(833)
Non-cash compensation	(1,165)	(2,155)
Non-cash services	504	(2,254)

Consolidated loss from operations as reported	(10,593)	(10,922)

Interest income, net	571	660
Other income, net	(581)	740

Net loss	$(10,603)	$(9,522)

Back to Contents

We believe that net income (loss) before special and non-cash items provides investors with a measure of our operational and financial progress that corresponds with the measurements used by management. Our management uses this measurement, instead of net income (loss) as a basis for allocating resources and making other daily operational decisions. The table above provides a detailed reconciliation of total segment operating loss before special and non-cash items to consolidated loss from operations reported in accordance with generally accepted accounting principles. For specific discussion on depreciation and amortization, restructuring, severance, impairment and other items, non-cash compensation, and non-cash services provided by IDT, please see our earlier discussion on our consolidated results for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004. The remaining reconciling items for the three months ended January 31, 2004 include a one-time $0.6 million inventory obsolescence charge taken during fiscal second quarter 2004, and a $0.6 million state tax refund received during the three months ended January 31, 2004, which was recorded to selling, general and administrative expenses. The segment results have not been adjusted to reflect the aforementioned cumulative $2.0 million reduction to revenue.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities and sales of equity securities. For the most part, our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the six months ended January 31, 2005 and 2004.

	Six months ended January 31,
	2005		2004

(in thousands)

Net cash used in operating activities		$(9,179)	$(13,089)

Net cash provided by (used in) investing activities		5,820	(35,914)
Net cash (used in) provided by financing activities		(6,611)	59,741

Net (decrease) increase in cash and cash equivalents	$	(9,970)	$10,738

As of January 31, 2005, we reported total cash, cash equivalents, restricted cash, and marketable securities of $118.0 million and working capital of $87.4 million. Of the $118.0 million, $8.1 million in short term restricted cash, cash equivalents and marketable securities and $19.7 million in long term restricted cash was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, these obligations were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $20.2 million money market account held by the bank. The letters of credit expire on August 4, 2006. In addition to the restricted cash held as collateral for our letters of credit, we have placed $6.9 million, of the $8.1 million of short term restricted cash, in an escrow account, which we have committed to fund defined capital expenditures and other investments made by certain of our cable operator customers to support the deployment of our Net2Phone Cable Telephony service. We classify this $6.9 million as short term restricted cash.

Net cash used in operating activities was $9.2 million during the six months ended January 31, 2005, compared with $13.1 million of net cash used in operating activities during the same period in fiscal 2004. The decrease in cash flow used in operating activities is primarily due to favorable changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by investing activities was $5.8 million during the six months ended January 2005, as compared to net cash used in investing activities of $35.9 million during the six months ended January 31, 2004. This increase in cash provided by investing activities is primarily due to lower net purchases of marketable securities. Our capital expenditures increased from $2.9 million during the first half of fiscal 2004 to $5.2 million during the first half of fiscal 2005.

Back to Contents

Net cash (used in) provided by financing activities changed from $59.7 million provided by financing activities during the six months ended January 31, 2004 to $6.6 million used in financing activities during the six months ended January 31, 2005. This change is due primarily to proceeds obtained from the issuance of common stock during fiscal second quarter 2004.

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

We have no off balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of January 31, 2005.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$12,500	$3,739	$7,042	$1,719	$—
Other short-term obligations	6,934	6,934	—	—	—
Other long-term obligations	17,756	—	17,756	—	—

Total contractual obligations	$37,190	$10,673	$24,798	$1,719	$—

(in thousands)	Payments Due by Period

Other Commercial	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commitments

Standby letters of credit	$20,801	$1,085	$19,716	$—	$—
Guarantees	742	742	—	—	—
Purchase commitments	816	816	—	—	—

	$22,359	$2,643	$19,716	$—	$—

Other short-term obligations include $6.9 million placed in an escrow account, which we have committed to release to fund capital expenditures related to our Net2Phone Cable Telephony service deployments in Europe over the next 12 months. We classify this $6.9 million as short-term restricted cash.

Other long-term obligations include a $17.8 million debt obligation to Deutsche Bank which matures in 2006. Market gains on shares held by Deutsche Bank will serve to reduce our overall obligation if our stock price increases above a pre-established price. This obligation is secured by standby letters of credit from a U.S. commerical bank, which are, in turn, collateralized by $20.2 million of marketable securities held by the bank.

Related Party Transactions

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. IDT, either directly or through its affiliates, owns an aggregate of 40.9 percent of our outstanding capital stock and 57.0 percent of the aggregate voting power of our capital stock. We have also entered into a Memorandum of Understanding with IDT, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT.

Back to Contents

We maintain several business relationships with IDT and its affiliates. For example, in the three and six months ended January 31, 2005, we provided carrier services to IDT of $2.0 million and $4.2 million, respectively. In the three and six months ended January 31, 2004, we provided carrier services to IDT of $1.3 million and $2.6 million, respectively. In the three and six months ended January 31, 2005, we purchased wholesale carrier services from IDT of $0.9 million and $2.2 million, respectively. In the three months and six months ended January 31, 2004, we purchased wholesale carrier services from IDT of $0.9 million and $1.9 million, respectively.

Our corporate headquarters and several other facilities are leased from IDT. In the three and six months ended January 31, 2005, IDT charged us $0.5 million and $0.9 million, respectively, for leasing their facilities. In the three and six months ended January 31, 2004, we paid IDT $0.5 million and $1.0 million, respectively, in facilities lease payments. On occasion, IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. During the three and six months ended January 31, 2005, IDT’s treasury group did not process any securities purchases or sales for us. During the fiscal second quarter of 2004, $11.5 million in securities purchases and sales were settled through IDT.

On occasion, we have aggregated long distance minutes and other services purchases with IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax consulting services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. We are also a party to an Intellectual Property Legal Services Agreement pursuant to which we pay IDT $25,000 a month for intellectual property services, including patent and trademark prosecution, and a percentage of licensing fees we may receive related to specific technologies as a result of IDT’s assistance in these matters. We are currently negotiating other service agreements with IDT. During the three and six months ended January 31, 2005, we paid IDT approximately $0.2 million and $0.3 million, respectively, for such services. During the three and six months ended January 31, 2004 we made payments totaling $0.08 million and $0.1 million, respectively, for such services.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three and six months ended January 31, 2005, we charged IDT reimbursement fees of $0.1 million and $0.4 million, respectively, and for the three and six months ended January 31, 2004 we charged IDT reimbursement fees of $0.05 million and $0.1 million, respectively, for such services.

The due to (from) IDT balances represent net amounts due to (from) IDT, principally for wholesale carrier services and facilities lease payments. On January 31, 2005, IDT owed us a net $0.2 million and on July 31, 2004, we owed IDT a net $1.0 million. The average net balance we owed to IDT during the three and six months ended January 31, 2005 was $0.1 million and $0.4 million, respectively, compared with an average net balance of $0.6 million and $0.5 million, respectively, that was owed to IDT for the three and six months ended January 31, 2004.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards currently in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the three months ended January 31, 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three and six months ended January 31, 2005 and nominal sales were recorded for the three and six months ended January 31, 2004.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of March 21, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT will provide certain services to us at IDT’s cost plus 5%, which we will record to our direct cost of revenue.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not stopped us from working together pursuant to the terms of the MOU and for IDT to support our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT.

Back to Contents

The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $1.0 million to non-cash services provided by IDT related to this agreement during the six months ended January 31, 2005, which represents marked-to-market adjustments on the 1.0 million shares we have previously recognized as potentially earned by IDT during fiscal 2004, plus new charges relating to 0.7 million shares, which we have recognized as potentially earned by IDT during the six months ended January 31, 2005, that we may issue and subsequently release from escrow to IDT for services and benefits provided by IDT during the aforementioned periods. During the three months ended January 31, 2005, we reversed $0.5 million of previous charges due to the decline in our stock price at January 31, 2005 compared with October 31, 2004. During the three and six months ended January 31, 2004, we recorded a charge of $2.3 million to non-cash services related to this agreement, which represents the fair value of the 0.4 million shares that vested during the three months ended January 31, 2004.

We followed the guidance in EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

We determined that non-cash services provided by IDT are attributable to direct cost of revenue and selling, general and administrative expense. However, given that the services provided by IDT do not individually have readily identifiable market values, and that the variable accounting treatment will result in different values being ascribed to the same services from period to period, we believe differentiating between direct cost of revenue and selling, general and administrative expense is not practicable. Therefore, we have classified the non-cash services provided by IDT in a separate line in the condensed consolidated statements of operations.

We have determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error did not have any impact on basic net loss per share for any quarterly or yearly fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets and has been corrected. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.3 million as of January 31, 2005 and $3.4 million as of July 31, 2004.

Liberty Media Corporation

As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business relationships with us through its participation on our Cable Advisory Board. On October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three and six months ended January 31, 2005, we recorded $0.3 million and $0.6 million, respectively, in revenue from Liberty Cablevision of Puerto Rico, $0.2 million and $0.5 million in receivables and $0.6 million and $0.7 million in deferred revenue from this agreement as of January 31, 2005 and July 31, 2004, respectively. Net2Phone Cable Telephony obtains up-front fees for services that are amortized over the life of the agreement, as Net2Phone Cable Telephony has a continuing performance obligation under the terms of the agreement to maintain and provide access to its platform for the life of the agreement.

Back to Contents

Loans with Chairman

 In April 2002, we loaned Mr. Greenberg, who was then our Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bears interest at the short-term applicable federal rate under code section 1274(d) and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to Mr. Greenberg and is secured by options to purchase 300,000 shares, which carry a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002. Under certain circumstances, the Board of Directors may request Mr. Greenberg to exercise sufficient options and sell sufficient stock to pay the unpaid balance of the loan. In addition, the Board may request that Mr. Greenberg not sell the stock, which will result in the unpaid loan and interest balance being reduced based upon a formula set forth in the loan agreement. Due to the uncertainty surrounding the number of options Mr. Greenberg will ultimately receive, we are accounting for the options using a variable accounting model until the options are exercised or returned to us. Furthermore, due to the non-recourse nature of the loan, we are recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan. We recorded compensation expense of $0.3 million and $0.6 million, respectively, during both the three and six months ended January 31, 2005 and 2004.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On September 23, 2004, we announced that Liore Alroy would become our Chief Executive Officer, and that our then current Chief Executive Officer, Stephen Greenberg, would assume the role of Chairman of the Board. This management change took effect on October 31, 2004. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have a grant price equal to $3.45, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and during the three and six months ended January 31, 2005, we recorded $0.3 million of non-cash compensation expense related to this agreement.

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This would require us to adopt SFAS No. 123 (R) effective August 1, 2005.

Back to Contents

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, the Company generally recognizes no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 3 to our condensed consolidated financial statements. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Public entities that used the fair-value-based method of accounting under the original provisions of SFAS No. 123 (whether for recognition or pro forma disclosure purposes) must adopt the provisions of SFAS No. 123 (R) using either the modified-prospective-transition (MPT) or the modified-retrospective-transition (MRT) methods. Under the MPT transition method entities will be required to apply all the measurement, recognition and attribution provisions of SFAS No. 123 (R) to all share-based payments granted, modified or settled after the date of adoption, while under the MRT transition method companies would restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123. We will use the MPT transition method when we adopt SFAS No. 123 (R).

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and stockholders can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements that set out anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q:

– our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions,

– dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments,

– our ability to address international markets,

– the effectiveness of our sales and marketing activities,

– the acceptance of our products in the marketplace,

– the timing and scope of deployments of our products by customers,

– fluctuations in customer sales cycles,

– our customers’ ability to obtain additional funding,

Back to Contents

– technical difficulties with respect to our products or products in development,

– the need for ongoing product development in an environment of rapid technological change,

– the emergence of new competitors in the marketplace,

– our ability to compete successfully against established competitors with greater resources,

– the uncertainty of future governmental regulation,

– our ability to manage growth and obtain patent protection and additional funds,

– general economic conditions,

– and other risks discussed in this report and in our other filings with the Securities and Exchange Commission.

An additional risk factor that could affect investor confidence and market value relates to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto (“Section 404 Rules”). As of July 31, 2005, our system of internal controls over financial reporting must comply with the requirements of the Section 404 Rules. We are currently undergoing a comprehensive effort to document and test our internal controls over financial reporting and to assess that such controls are designed and operating effectively. As discussed in Item 4 below, we have identified deficiencies in our internal controls over financial reporting and we may identify additional deficiencies in our internal controls over financial reporting in the future that we may not be able to remediate prior to reporting on internal controls over financial reporting. If we are unable to timely conclude on the effectiveness of our system of internal controls over financial reporting under the Section 404 Rules, or if we must disclose material weaknesses related to our system of internal controls over financial reporting, such as the material weakness disclosed in Item 4 below, investor confidence in our internal controls over financial reporting and financial statements could be damaged and cause our stock price to decline.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely effect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Back to Contents

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures were ineffective, solely as a result of the material weakness in our internal controls over financial reporting identified below. To address the material weakness described below, we have implemented changes to our internal controls over financial reporting which we believe will remediate this material weakness, subject to the testing described below. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements, and other financial information, in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Evaluation of Internal Controls over Financial Reporting.   We recently identified deficiencies in our internal controls over financial reporting. The first of these relates to fixed assets and depreciation expense. Management believes the systems previously in place to track the company’s fixed assets and record depreciation expense were “significantly deficient” as defined by Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“AS No. 2”). New systems have been designed and are currently in service; and we are testing these systems and expect to determine through this testing whether our remediation steps have fully addressed the deficiency no later than July 31, 2005, the date we must have tested our internal controls over financial reporting pursuant to the Section 404 Rules (as defined above).

The second financial control deficiency relates to deferred revenue, which is the accounting liability recorded to reflect prepayments by customers. Controls are in place to evaluate the adequacy of our deferred revenue liability as reflected on our balance sheet. However, management believes those controls may not have adequately reflected certain terms and conditions related to some of our products. We have updated these controls and revised our revenue recognition policy to reflect the current process of reviewing deferred revenue balances in light of the current terms and conditions related to these products and we believe the deferred revenue balance reflected in this filing is an appropriate reflection of our liability to provide services to our prepaid customers as of January 31, 2005.

As a result of the two aforementioned control issues, and additional process related deficiencies, which primarily relate to our financial statement close process and the adequacy of our finance department staffing levels, we have determined that the deficiencies, taken in the aggregate, are significant enough to be reported as a “material weakness” in our internal controls over financial reporting as defined in AS No. 2. This material weakness resulted in our need to issue, on March 9, 2005, an earnings release with preliminary financial information and caused us to file this Report on Form 10-Q with final financial information later than our expected filing date of March 14, 2005 pursuant to a five day extension permitted by Rule 12b-25 of the Exchange Act. The financial control deficiency relating to our deferred revenue resulted in a cumulative adjustment to our revenue, reducing the preliminary revenue we reported for this quarter by $2.0 million. This had the additional impact of increasing our preliminary loss from operations of $8.6 million to a final loss from operations of $10.6 million and preliminary loss per share from $0.11 to a final loss per share of $0.14. Our financial control deficiency related to systems previously in place to track our fixed assets and record depreciation expense. Upon review, only minor adjustments of $22,000 to our preliminary selling, general and administrative expense and $26,000 depreciation and amortization expense, were required.

Back to Contents

Changes in Internal Controls over Financial Reporting.   We have implemented several changes to our internal financial controls in response to the aforementioned deficiencies identified during the second quarter of fiscal 2005:

(A) New systems have been designed and are currently in service to, subject to additional required testing, accurately report fixed assets, depreciation expenses and accumulated depreciation.

 (B) We have (1) revised our revenue recognition policy as it relates to our deferred revenue account and (2) established additional controls to ensure our deferred revenue liability properly takes into account the current terms and conditions of our product offerings.

(C) We have instituted a comprehensive review of our financial statement close process and expect to see immediate improvements to the process beginning with the third quarter of fiscal 2005.

(D) We are conducting a comprehensive review of the staffing needs of our finance department and in the interim have hired temporary resources to address specific resource requirements.

There were no additional changes in our internal control over financial reporting made during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are currently a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 16, 2004. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated November 19, 2004:

(1) Election of Directors:

Nominee	For	Withheld

Liore Alroy	93,788,899	4,587,416
Harry C. McPherson, Jr.	91,990,232	6,386,083
Marc J. Oppenheimer	92,628,260	5,748,055

(2)	Approval of the Net2Phone, Inc. 1999 Amended and Restated Stock Option and Incentive Plan, including an amendment to increase the number of shares reserved for issuance thereunder by 2,000,000 shares to an aggregate of 20,940,000 shares.

For	Against	Abstain	Broker Non-Votes

65,693,340	10,023,208	81,804	22,577,963

Back to Contents

(3)	Ratification of the selection of Ernst & Young, LLP as our independent auditors for the fiscal year ending July 31, 2005

For	Against	Abstain

98,222,045	106,732	47,538

Item 5. Other Information

There was no information required to be disclosed as a Current Report on Form 8-K during the second quarter of fiscal 2005 that was not previously reported.

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

NET2PHONE, INC.

Date: March 21, 2005	By:	/s/ Liore Alroy
Liore Alroy
Chief Executive Officer

Date: March 21, 2005	By:	/s/ Arthur Dubroff
Arthur Dubroff
Chief Financial Officer