Form 10-Q
period 2005-04-30
NET2PHONE INC
filed 2005-06-09
CIK 1086472

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

     As of June 1, 2005, the registrant had outstanding 48,606,088 shares of common stock, $.01 par value, and 28,911,750 shares of Class A common stock, $.01 par value. (The number of outstanding shares of Class A common stock does not include 6.9 million shares we expect to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 7 to the Consolidated Financial Statements included herein.)

Back to Contents

NET2PHONE, INC.

Back to Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NET2PHONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	April 30, 2005 (unaudited)	July 31, 2004 (note 1)

ASSETS:
Current assets:
Cash and cash equivalents	$466	$12,408
Restricted cash, cash equivalents, and marketable securities	1,167	919
Marketable securities	84,595	98,391
Notes receivable from employees	125	925
Other current assets	10,282	9,239

Total current assets	96,635	121,882
Property and equipment, net	21,476	18,929
Restricted cash, cash equivalents, and marketable securities -- long term	19,716	20,362
Consideration paid to customers, net	7,379	—
Other assets	2,334	4,084

Total assets	$147,540	$165,257

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$1,831	$838
Accrued expenses	13,995	9,629
Deferred revenue	8,905	6,145
Capital Lease obligations	—	127
Due to IDT	112	971
Other current liabilities	692	484

Total current liabilities	25,535	18,194
Other liabilities	749	1,109
Long-term obligations	18,195	17,329

Total liabilities	44,479	36,632

Stockholders’ equity:

Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 51,795 and 50,083 shares issued and outstanding	518	501
Class A common stock, $.01 par value; 37,924 shares authorized; 28,912 shares issued and outstanding	289	289
Additional paid in capital	943,589	938,371
Accumulated deficit	(803,752)	(773,699)
Accumulated other comprehensive loss	(1,409)	(962)
Deferred compensation	(3,527)	(1,159)
Loans to stockholders	(806)	(1,171)
Treasury stock, at cost; 3,227 and 3,325 shares	(31,841)	(33,545)

Total stockholders’ equity	103,061	128,625

Total liabilities and stockholders’ equity	$147,540	$165,257

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)	Nine months ended April 30,		Three months ended April 30,

	2005	2004	2005	2004

Revenue (a)	$57,828	$61,667	$19,703	$21,451
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization and non-cash services provided by IDT) (a)	34,712	34,981	11,615	12,790
Selling, general and administrative (a)	39,639	35,949	13,388	11,787
Depreciation and amortization	6,347	7,815	2,356	2,668
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	252	2,706	(702)	452
Non-cash compensation (attributable to selling, general and administrative)	2,937	(3,063)	1,089	(7,059)
Restructuring, severance, impairment and other items (a)	2,094	1,449	329	421

Total costs and expenses	85,981	79,837	28,075	21,059

Miscellaneous income	301	—	133	—

Income (loss) from operations	(27,852)	(18,170)	(8,239)	392
Interest income, net	1,454	1,466	260	591
Other income (loss), net	(2,254)	11,817	(1,827)	(1,445)

Net loss	$(28,652)	$(4,887)	$(9,806)	$(462)

Net loss per common share -- basic and diluted	$(0.38)	$(0.07)	$(0.13)	$(0.01)

Weighted average number of common shares used in the calculation of basic and diluted net loss per common share:	76,068	68,860	76,217	75,559

(a)	Includes the following income and expenses resulting from transactions with IDT Corporation:
	Revenue	$5,300	$3,244	$1,099	$673
	Direct cost of revenue	2,960	2,847	733	985
	Selling, general and administrative	1,365	1,640	501	651
	Restructuring, severance, impairment and other items	—	479	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Contents

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED APRIL 30, 2005

(in thousands)	Common Stock		Class A Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation	Loans to Stockholders	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount	Shares	Amount						Shares	Amount

Balance at July 31, 2004	50,083	$501	28,912	$289	$938,371	$(773,699)	$(962)	$(1,159)	$(1,171)	3,325	$(33,545)	$128,625
Net loss for the nine months ended April 30, 2005	—	—	—	—	—	(28,652)	—	—	—	—	—	(28,652)
Foreign currency translation	—	—	—	—	—	—	(49)	—	—	—	—	(49)
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(398)	—	—	—	—	(398)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(29,099)
Treasury share funding of 401K Plan	—	—	—	—	—	(1,401)	—	—	—	(98)	1,704	303
Issuance of stock bonuses to employees and officers	1,701	17	—	—	4,977	—	—	(3,639)	—	—	—	1,355
Shares which may be released to IDT per memorandum of understanding	—	—	—	—	253	—	—	—	—	—	—	253
Forgiveness of loan to stockholders	—	—	—	—	—	—	—	—	365	—	—	365
Amortization of deferred compensation	—	—	—	—	—	—	—	1,271	—	—	—	1,271
Other	11	—	—	—	(12)	—	—	—	—	—	—	(12)

Balance at April 30, 2005	51,795	$518	28,912	$289	$943,589	$(803,752)	$(1,409)	$(3,527)	$(806)	3,227	$(31,841)	$103,061

Back to Contents

NET2PHONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended April 30,

	2005	2004

Operating activities
Net loss	$(28,652)	$(4,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,347	7,815
Non-cash services provided by IDT	252	2,706
Non-cash compensation	2,937	(3,063)
Gain on buyout of minority interests	—	(12,182)
Restructuring, severance, impairment, and other non-cash items	4,275	3,441
Impairment of Investment	1,410	—
Changes in assets and liabilities	(5,230)	(6,943)

Net cash used in operating activities	(18,661)	(13,113)

Investing activities:
Purchases of property and equipment	(7,147)	(4,258)
Purchases of marketable securities	(295,353)	(303,806)
Buyout of remaining ADIR minority interests	—	(496)
Proceeds from the sale of marketable securities	308,885	259,499
Other	10	(7)

Net cash provided by (used in) investing activities	6,395	(49,068)

Financing activities:
Proceeds from issuance of common stock	—	58,644
Payments of capital lease obligations	(127)	(4,234)
Proceeds from exercise of stock options	53	5,437
Proceeds from repayment of employee loans	—	670
Decrease in restricted cash obligations	398	1,831
Other	—	819

Net cash provided by financing activities	324	63,167

Net (decrease) increase in cash and cash equivalents	(11,942)	986
Cash and cash equivalents at beginning of period	12,408	9,350

Cash and cash equivalents at end of period	$466	$10,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

NET2PHONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

          General

          The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively “we” or “Net2Phone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone’s Annual Report on Form 10-K for the year ended July 31, 2004.

          Our fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2004 refers to the Fiscal Year ended July 31, 2004).

          Reclassifications

          Certain reclassifications are reflected in the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Also, the weighted average number of common shares used in the calculation of basic and diluted net loss per common share, for the three and nine months ended April 30, 2004, have been restated from previously reported amounts to reflect the reversal of 472,407 and 197,940 weighted shares, respectively. This restatement did not have any impact on basic or diluted earnings per share for these periods. In addition, Class A common stock par value and additional paid-in capital amounts as of July 31, 2004 have been restated from the amounts disclosed in our Form 10-K for the year ended July 31, 2004 for the reversal of 1,046,129 shares. The shares that were reversed relate to shares we expect to issue to IDT Corporation (“IDT”) in accordance with the October 29, 2003 Memorandum of Understanding with IDT (see Note 7). Such shares will not be treated as outstanding until a definitive agreement is reached with IDT and the shares vest in accordance with the terms of such agreement.

          Adjustments Reducing Revenue

           Our Net2Phone Global Services segment receives pre-payments from customers for communications services. These payments are recorded as deferred revenue and recognized as revenue as the communications services are provided. During the period from our inception through January 31, 2002, we also recorded revenue based on historical information regarding the percentage of prepayments for which it was probable and estimable that the customer would not ultimately utilize our service. This revenue is commonly referred to as “breakage revenue”. We determined during our financial statement close process for the third quarter of fiscal 2002 that our deferred revenue liability did not adequately reflect our liability to provide future service to our customers. We concluded that the understatement of deferred revenue was the result of the estimated breakage percentage applied in prior periods being too high. Accordingly, in the third quarter of fiscal 2002, we ceased recording breakage revenue, and we developed a deferred revenue adequacy assessment process.

Back to Contents

     The process we developed at that time to examine the adequacy of our deferred liability as of April 30, 2002 was a balance sheet focused review. We reconciled the deferred revenue liability balance in our general ledger with our customer prepaid account balance details. Based on the results of this reconciliation, we determined that an adjustment was necessary to increase the April 30, 2002 deferred revenue balance by $5.0 million, with a corresponding decrease to our revenue. We were unable to determine in which prior periods deferred revenue was understated and revenue was overstated, and by how much, because there was insufficient information available to determine what the proper estimate of breakage revenue by each period should have been in comparison to the breakage revenue that was recorded in each of those periods. Therefore, we recorded the $5.0 million reduction to revenue in the third quarter of fiscal 2002 rather than restating prior periods.

     After the third quarter of fiscal 2002, we continued to use the aforementioned deferred revenue adequacy assessment process. Our revenue recognition policy was updated to reflect this process in our fiscal 2002 Form 10-K. In quarters subsequent to the third quarter of fiscal 2002, this process often resulted in additional increases to deferred revenue and decreases to revenue, which, when all of the quarterly adjustments are aggregated, totaled $10.0 million over the period April 30, 2002 through October 31, 2004, as detailed in the table below. The table below sets forth the amount of the adjustment to reduce revenue in each period and the revenue and net income (loss) reported each period after taking into account such adjustments. Since the adjustments reducing revenue did not impact any costs, the full amount of each revenue reduction increased our net loss, or reduced our net income, by that same full amount. As we were unable to determine to which prior periods these adjustments related, and in what amounts, we recorded each of these adjustments in the then current quarters rather than restating prior periods.

      In the second quarter of fiscal 2005, we determined that the deferred revenue adequacy assessment process in place was deficient because it did not take into account the impact of changing product characteristics with certain customers, such as service charges and expiration dates, on the liability associated with those customers’ prepaid account balance details. We determined that this process was “significantly deficient” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“AS No. 2”) (see Item 4 below).

     We implemented changes to the deferred revenue adequacy assessment process as of the second quarter of fiscal 2005 to appropriately reflect the present terms and conditions of our prepaid customer accounts, including whether the account has an expiration date or service charge associated with it. These changes resulted in an additional $2.0 million increase to deferred revenue and decrease to revenue in the second quarter of fiscal 2005. The $2.0 million adjustment brought the total of all adjustments resulting from our deferred revenue adequacy assessment process that we began in the third quarter of fiscal 2002 to $12.0 million. In our Form 10-Q for the period ended January 31, 2005, we revised our revenue recognition policy to reflect our updated process. We have further updated our policy as set forth below in Update to Revenue Recognition Policy. In addition, the improvements implemented to this process in the second quarter of fiscal 2005, enabled us to quantify and segregate the amounts of prepaid balances with no service fees or expiration dates that, based on historical data, are unlikely to be used. Since this income does not result from providing services to our customers, in the third quarter of fiscal 2005 we began reporting such amounts as miscellaneous income, rather than revenue, on the accompanying Condensed Consolidated Statements of Operations. We have also reclassified such amounts recorded in the second quarter of fiscal 2005 from revenue to miscellaneous income.

     The table below sets forth the amount of the adjustment to reduce revenue in each period (which resulted in an equal reduction to net income/increase to net loss) and the revenue and net income (loss) reported each period, which reflect these adjustments.

Back to Contents

Period ended	Adjustments reducing revenue	Revenue as reported (post adjustment)	Net income (loss) as reported (post adjustment)

(In millions)
10/31/2001	$—	$42.9	$(41.4)
1/31/2002	—	37.8	(46.3)
4/30/2002	5.0	30.6	(138.5)
7/31/2002	0.8	26.6	(19.7)

Fiscal year 2002	5.8	137.9	(245.9)

10/31/2002	1.1	23.9	46.1
1/31/2003	0.6	23.1	(9.2)
4/30/2003	0.5	23.8	(9.3)
7/31/2003	1.5	21.0	(10.8)

Fiscal year 2003	3.7	91.8	16.8

10/31/2003	0.1	20.4	5.1
1/31/2004	0.1	19.8	(9.5)
4/30/2004	—	21.5	(0.5)
7/31/2004	—	21.1	(6.3)

Fiscal year 2004	0.2	82.8	(11.2)

10/31/2004	0.3	20.3	(8.2)
1/31/2005	2.0	18.0	(10.6)
4/30/05	—	19.7	(9.8)
Nine months ended 4/30/05	2.3	58.0	(28.6)

Totals	$12.0	$370.5	$(268.9)

Update to Revenue Recognition Policy

          Since the filing of our Annual Report on Form 10-K for the year ended July 31, 2004, as discussed above we have updated our revenue recognition policy to provide more clarity as to how we manage our business and how we record revenue generated by it. Our updated revenue recognition policy is set forth below:

          Revenue Recognition.   With respect to our Net2Phone Global Services business segment, our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized.  If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized.  The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

          With respect to our Net2Phone Cable Telephony segment, to date, we have not recognized significant revenue from our cable telephony business.  Based upon the terms of each contract, Net2Phone Cable Telephony expects to earn revenue from several different sources, including:

•	Platform license fees - these fees are charged to certain customers based on customer contracted commitment levels and revenue is deferred and recognized over the remaining life of the agreement.
•
Monthly recurring fees – these are generally flat monthly fees based on the level of service or calling plans that the subscriber receives. Revenue from these fees is recognized as service is provided.

•	Revenue share – these fees are charges to certain cable operators as a percentage of those operators’ telephony revenue from subscribers and revenue is recognized as service is provided.
•	Maintenance and support fees – revenue from these fees is recognized when maintenance and support services are provided.
•
Usage and transaction fees – these fees are for variable minutes usage and for certain services such as international calls, out-of-plan minutes, directory assistance and transaction fees for service activation, deactivation and number porting.  Revenue from these fees is recognized as service is provided, that is, as minutes are used or as transactions occur.

•	Equipment sales- revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

2. Stock-Based Compensation

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This would require us to adopt SFAS No. 123 (R) effective August 1, 2005.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, we generally recognize no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the table below. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This

Back to Contents

requirement is not anticipated to be material since we do not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

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

          The following table illustrates the effect on net loss and net loss per share if we had applied the fair value based method of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2005 and 2004:

	Nine Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

(in thousands, except per share amounts)

Net loss, as reported	$(28,652)	$(4,887)	$(9,806)	$(462)

Add (Deduct): Stock option-related employee compensation expense (benefit) included in reported net loss	8	(4,201)	—	(7,564)

Deduct: Total stock option-related employee compensation expense determined under the fair value based method for all awards	(2,369)	(4,373)	(713)	(226)

Pro forma net loss	$(31,013)	$(13,461)	$(10,519)	$(8,252)

Basic and diluted net loss per share, as reported	$(0.38)	$(0.07)	$(0.13)	$(0.01)

Basic and diluted net loss per share, pro forma	$(0.41)	$(0.20)	$(0.14)	$(0.11)

          Restricted Stock Grants

          During the three and nine months ended April 30, 2005, we granted 41,807 and 1,071,531, respectively, restricted shares of Net2Phone common stock to officers, employees and consultants under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restrictions on transfer of the restricted shares lapse over a three or four year period on or about the anniversary of the date of grant. Total non-cash compensation relating to restricted shares granted was $0.5 million and $1.3 million,

Back to Contents

respectively, for the three and nine months ended April 30, 2005. Deferred compensation totaled $3.5 million and $1.2 million as of April 30, 2005 and July 31, 2004, respectively. For both the three and nine months ended April 30, 2004, we recorded $0.2 million in non-cash compensation relating to restricted shares granted during such periods.

          Option Repricing

          On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options that are vested and unexercised must be marked-to-market each quarter. Based on our stock price at April 30, 2005, we did not record any non-cash compensation expense related to these repriced options for either the three or nine months ended April 30, 2005, as our stock price at this date was below the exercise price of our repriced options. Based on our stock price at April 30, 2004, we reversed $7.6 million and $4.5 million of previously recognized non-cash compensation expense related to these repriced options for the three and nine months ended April 30, 2004, respectively. As our share price changes from period to period, we will record market adjustments related to these price variations over the vesting period, until these options are exercised, are canceled or expire or until we adopt SFAS No. 123 (R), which we expect will be in the first quarter of fiscal 2006. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

          Other Stock-Based Compensation

          Non-cash compensation expense for other stock-based compensation included in net loss, as reported for the three and nine months ended April 30, 2005 was $0.6 million and $1.6 million, respectively. For the three and nine months ended April 30, 2004 non-cash compensation expense for other stock-based compensation was $0.3 million and $1.2 million, respectively. These expenses primarily relate to bonuses paid in stock, and to stock funding of our match of employee contributions as stipulated in our  401(k) plan.

3. Warrant Incentive Program

          In early fiscal 2005, we introduced a warrant incentive program, which allows selected cable operators to receive warrants to purchase shares of our common stock. Our Board of Directors has reserved up to five million shares for issuance under this plan. The execution of definitive agreements with cable operators that met specific criteria triggered warrant grants, which become exercisable as the cable operator reaches specified telephony subscriber levels. During the second and third quarters of fiscal 2005, we have issued warrants to purchase a total of 4.4 million shares of common stock to four cable operator customers, Altice One, Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC.

          The warrants expire on December 31, 2011 and may be exercised for specified purchase prices per share, which range from $3.80 to $5.93. Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in each cable operator’s service area. The shares subject to the warrants generally vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to Net2Phone’s cable telephony service pursuant to the cable telephony agreement, and thereafter until December 9, 2009, the warrant shares vest quarterly at a rate of ten shares per incremental net subscriber on the last day of each calendar quarter.

          We account for the warrants issued in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, there is no measurement date prior to the date when vesting of the warrants begins and the measurement date will occur for each group of warrants as they vest. Upon vesting of the warrants, we will record a cost equal to the fair value of the vested warrants on that date.  The cost related to the vested

Back to Contents

warrants that are issued each quarter, if any, is treated as a one-time expense and will be shown as a reduction of revenue, in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). To date, we have not recorded any expense related to the warrants issued since none of the warrants has vested.

          Net2Phone has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the shares of common stock that will be issued upon exercise of these warrants. Net2Phone did not grant demand or piggyback registration rights. The issuance of these warrants did not involve the use of an underwriter and no commissions were paid in connection with the issuance of these warrants.

4. Net Income (Loss) Per Share

          Shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share if their effect would be antidilutive.  Accordingly, stock options of 9.8 million shares for the three and nine months ended April 30, 2005, as well as stock options of 9.7 million shares for the three and nine months ended April 30, 2004, were not included in the computation of diluted net loss per share. In addition, 4.4 million shares issuable upon the exercise of warrants outstanding as of April 30, 2005 were not included in the computation of diluted net loss per share. The 6.9 million shares of Class A common stock to be issued in connection with our Memorandum of Understanding with IDT have been excluded from the calculation of diluted net loss per share for the three and nine months ended April 30, 2005 and 2004 (see Note 1 and Note 7).

5. Other Comprehensive Loss

          The accumulated balances for each classification of other comprehensive loss consist of the following:

(in thousands)	Unrealized loss on available for sale securities	Foreign currency translation	Accumulated other comprehensive loss

Balance at July 31, 2004	$(1,093)	$131	$(962)
Change during the period	(398)	(49)	(447)

Balance at April 30, 2005	$(1,491)	$82	$(1,409)

6. Consideration Paid to Customers

          In the third quarter of fiscal 2005, we completed payment of  $7.5 million to certain of our cable operator customers to fund defined capital expenditures and other investments made by these customers to support the deployment of our Net2Phone Cable Telephony service. These funds had been held in an escrow account, and were released to the customers upon their meeting specified objectives, including upgrading and testing their networks to the extent necessary to deploy our services to established numbers of homes passed, and marketing our services to these homes. The funds in escrow had previously been reported as short term restricted cash. The amount paid is now reported as “Consideration paid to customers, net” in the accompanying condensed consolidated balance sheet as of April 30, 2005, to reflect the future benefit of these exclusive business relationships. This asset is being amortized over the term of the related contracts and the amortization, which amounted to $0.1 million during the three and nine months ended April 30, 2005 is reflected as a reduction of revenue in accordance with EITF 01-9.

Back to Contents

7. Related Party Transactions

IDT Corporation

          Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of June 1, 2005, IDT, either directly or through its affiliates, owns an aggregate of 40.9 percent of our outstanding capital stock and 56.9 percent of the aggregate voting power of our capital stock.  We entered into a Memorandum of Understanding with IDT on October 29, 2003, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT.  Assuming these shares are issued, IDT would hold an aggregate of 45.7 percent of our outstanding capital stock and 61.9 percent of our aggregate voting power based on our stock outstanding on June 1, 2005.

          We maintain several business relationships with IDT and its affiliates. For example, in the three and nine months ended April 30, 2005, we provided carrier services to IDT of $1.1 million and $5.3 million, respectively. In the three and nine months ended April 30, 2004, we provided carrier services to IDT of $0.7 million and $3.2 million, respectively. In the three and nine months ended April 30, 2005, we purchased wholesale carrier services from IDT of $0.7 million and $3.0 million, respectively. In the three and nine months ended April 30, 2004, we purchased wholesale carrier services from IDT of $1.0 million and $2.8 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT.

          Our corporate headquarters and several other facilities are leased from IDT. In the three months ended April 30, 2005 and April 30, 2004, IDT charged us $0.5 million for leasing their facilities, and for the nine months ended April 30, 2005 and April 30, 2004 IDT charged us $1.4 million for leasing their facilities.

          IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines approved by the Audit Committee of our Board of Directors.  On occasion, IDT is a counterparty to our purchase or sale of investment securities. During the three and nine months ended April 30, 2004, $22.0 million and $33.5 million, respectively, in securities purchases and sales were transacted with IDT. During the three and nine months ended April 30, 2005, IDT’s treasury group did not purchase or sell any securities from us.

          We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and to an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis.  On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we have the right to retain legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate. Since January of 2003, we have been a party to an Intellectual Property Legal Services Agreement pursuant to which IDT charged us $25,000 per month for intellectual property services, including patent and trademark prosecution.  On April 4, 2005, we terminated this agreement and are either performing internally, or retaining outside counsel or other advisors to provide, the intellectual property services formerly provided by IDT.  We are in the process of negotiating a new agreement with IDT for IDT’s assistance with the development and maintenance of our intellectual property licensing and enforcement program. During the three and nine months ended April 30, 2005, IDT charged us $0.2 million and $0.5 million, respectively, for such services. During the three and nine months ended April 30, 2004, IDT charged us $0.2 million and $0.4 million, respectively, for such services.  We are currently negotiating other service agreements with IDT for the services they are providing that have not been formalized in written agreements. The costs for such services are included in the total charges noted.

Back to Contents

          On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three and nine months ended April 30, 2005, we charged IDT reimbursement fees of $0.1 million and $0.5 million, respectively, and for the three and nine months ended April 30, 2004 we charged IDT reimbursement fees of $0.05 million and $0.2 million, respectively, for such services.

          The due to IDT balances represent net amounts due to IDT principally for wholesale carrier services and facilities lease payments. On April 30, 2005, we owed IDT $0.1 million and on July 31, 2004, we owed IDT $1.0 million. The average net balance we owed to IDT during the three months ended April 30, 2005 was nil, and the average net balance we owed to IDT during the nine months ended April 30, 2005 was $0.2 million, compared with an average net balance of $1.1 million and $0.7 million, respectively, that was owed to IDT for the three and nine months ended April 30, 2004.

          During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three and nine months ended April 30, 2005 or the three months ended April 30, 2004.  Nominal sales were recorded for the nine months ended April 30, 2004.

          On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of June 9, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5%, which we record to our direct cost of revenue.  IDT billings to us for such services in the third quarter of fiscal 2005 were less than $0.1 million.

          We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $0.3 million to non-cash services provided by IDT related to this agreement during the nine months ended April 30, 2005.  The charges related to 2.1 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through April 30, 2005. During the three months ended April 30, 2005, we reversed $0.7 million of previous charges due to the decline in our stock price at April 30, 2005 compared with January 31, 2005. During the three and nine months ended April 30, 2004, we recorded charges of $0.5 million and $2.7 million, respectively, to non-cash services provided by IDT.

          We followed the guidance in EITF 96-18 in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we

Back to Contents

have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

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

          We have determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $3.6 million as of April 30, 2005 and $3.4 million as of July 31, 2004.

Liberty Media Corporation

          As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business relationships with us through its participation on our Cable Advisory Board. Previously, on October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three and nine months ended April 30, 2005, we recorded $0.5 million and $1.2 million, respectively, in revenue from Liberty Cablevision of Puerto Rico, and had $1.2 million and $0.5 million in receivables and $0.9 million and $0.7 million in deferred revenue from this agreement as of April 30, 2005 and July 31, 2004, respectively.

Loans with Chairman

          In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002.  The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.2 million and $0.8 million, respectively, during the three and nine months ended

Back to Contents

April 30, 2005, and $0.3 million and $0.9 million, respectively, in the three and nine months ended April 30, 2004. During the three and nine months ended April 30, 2005 we reversed interest income of $0.3 million to reflect the reversal of the interest that had accrued on the loan.

          We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

          On October 31, 2004, Liore Alroy became our Chief Executive Officer, and our then current Vice Chairman and Chief Executive Officer, Stephen Greenberg, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and during the three and nine months ended April 30, 2005, we recorded $0.2 million and $0.5 million, respectively, of non-cash compensation expense related to this agreement.

8. Restructuring, Severance, Impairment and Other Items

          During the three and nine months ended April 30, 2005, we incurred severance and other work force reduction expense of $0.5 million and $1.2 million, respectively, primarily due to ongoing charges related to the separation agreements we entered into with former officers. During the three and nine months ended April 30, 2004, we incurred $0.6 million and $1.1 million, respectively, of such charges.

          During the three months ended April 30, 2005, we incurred a net reduction in exit and related costs of $0.2 million resulting from the receipt of a $0.4 million insurance recovery relating to the theft of certain equipment offset by $0.2 million relating primarily to exited lease costs. During the nine months ended April 30, 2005 we incurred net exit and related costs of $0.7 million, including $1.1 million in contract termination costs relating to a secondary disaster recovery site that was being migrated to an existing backup facility and to exited lease costs, offset by the $0.4 million aforementioned insurance recovery. During the nine months ended April 30, 2004, we incurred exit and related costs of $1.0 million, which included a $0.4 million charge to exit our disposable calling card business, $0.5 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and costs incurred to close an overseas office. During the three months ended April 30, 2004, we incurred exit and related costs of $0.1 million related to losses on office leases we exited.

          During the three months ended April 30, 2005, we incurred nominal charges and in the nine months ended April 30, 2005 we incurred $0.2 million in charges related to certain internally developed capitalized software that we determined was no longer in service.

          During the three and nine months ended April 30, 2004, restructuring, severance, impairment and other items was reduced by $0.3 million and $0.7 million, respectively, of reserve adjustments, primarily related to the recovery of assets held for sale.

          As of July 31, 2004, the restructuring, severance, impairment and other items reserve balance amounted to $2.1 million. During the nine months ended April 30, 2005, the reserve balance was increased by $0.9 million of expenses and reduced by payments of $0.5 million. As of April 30, 2005, the reserve balance amounted to $2.5 million.

Back to Contents

9. Business Segment Information

          We have two reportable business segments: Net2Phone Global Services, or NGS, which includes our International Channel Sales division, Consumer division and our Carrier Services group, and Net2Phone Cable Telephony, or NCT, which is dedicated to providing cable and broadband  telephony solutions to cable and broadband operators over cable systems. Corporate and Other includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our ADIR Technologies, Inc. subsidiary, which was liquidated effective June 30, 2004.

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

          Operating results presented for our business segments are as follows:

(in thousands)	Nine Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

NGS
Revenue	$56,715	$60,138	$19,251	$20,058
Segment income	2,314	3,725	1,160	1,252

NCT
Revenue	$1,113	$1,439	$452	$1,381
Segment loss	(12,204)	(6,593)	(4,164)	(2,382)

Corporate & Other
Revenue	$—	$90	$—	$12
Segment loss	(5,605)	(6,007)	(1,810)	(1,996)

Total
Revenue	$57,828	$61,667	$19,703	$21,451

Segment loss	$(15,495)	$(8,875)	$(4,814)	$(3,126)
Add/(Deduct):
Depreciation and amortization	(6,347)	(7,815)	(2,356)	(2,668)
Inventory obsolescence	(353)	(556)	(353)	—
Non-recurring SG&A expense	(374)	168	—	—
Restructuring, severance, impairment and other items	(2,094)	(1,449)	(329)	(421)
Non-cash compensation	(2,937)	3,063	(1,089)	7,059
Non-cash services provided by IDT	(252)	(2,706)	702	(452)
Interest income, net	1,454	1,466	260	591
Other (loss) income, net	(2,254)	11,817	(1,827)	(1,445)

Consolidated net loss as reported	$(28,652)	$(4,887)	$(9,806)	$(462)

Back to Contents

	April 30, 2005	July 31, 2004

Total Assets
NGS	$34,410	$30,090
NCT	17,365	8,607
Corporate & Other	95,765	126,560

Total	$147,540	$165,257

          As a result of a review of our deferred revenue liability (see Note 1), during the nine months ended April 30, 2005 and 2004, we recorded reductions in revenue of $2.3 million and $0.2 million, respectively.  These reductions are reflected in the NGS segment.

          The inventory obsolescence charges of $0.4 million in the three and nine months ended April 30, 2005 and $0.6 million in the nine months ended April 30, 2004 are reflected as a direct cost of revenue but excluded from segment results.  These charges were recorded during the third quarter of fiscal 2005 and the first quarter of fiscal 2004 after determining that the market value of certain inventory was below the recorded cost of that inventory.

          The non-recurring selling, general and administrative expense of $0.4 million excluded from segment results in the nine months ended April 30, 2005, reflects an adjustment to selling, general and administrative expense required by our review of the expenses capitalized in prior periods relating to internally developed software. During the second quarter of fiscal 2005, we determined that certain selling, general and administrative expenses of prior periods should not have been capitalized. Therefore, after determining that the amounts involved were not material to current or prior periods, we recorded those amounts as expense in the second quarter of fiscal 2005 and reversed in the second quarter of fiscal 2005 the related fixed assets and depreciation expense recorded in prior periods.

          Segment results for the nine months ended April 30, 2004 exclude a net recovery recorded to selling, general and administrative expenses consisting of a $0.6 million state tax refund received, net of a $0.5 million loss we incurred to terminate a capital lease.

10. Investments

          In the third quarter of fiscal 2005, we determined that our recorded investment in a telephony software solutions provider experienced an other-than-temporary decline in value such that it no longer had any value to us. As a result, we wrote off the value of this investment, and the related impairment charge of $1.4 million is included in Other Income (Loss), net, in the accompanying condensed consolidated statements of operations for the three and nine months ended April 30, 2005.

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

Back to Contents

          Also in September 2003, in consideration for general releases from certain of our current and former employees, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we wrote off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we became the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional other income of $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

12. Legal Proceedings

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

          Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of June 1, 2005, IDT holds an aggregate of 40.9 percent of our outstanding capital stock and 56.9 percent of our aggregate voting power.

          Our corporate structure is primarily organized around two wholly owned operating subsidiaries, Net2Phone Global Services and Net2Phone Cable Telephony. Net2Phone Global Services delivers VoIP telephony services to businesses and consumers directly and through its global distribution network of over 500 resellers in more than 130 countries capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone Cable Telephony offers cable and other broadband operators a complete suite of services, enabling them to deliver residential phone service to their customers with comparable quality, features and functionality to that offered by traditional telephone companies.

          Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. Through Net2Phone Global Services, we offer a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world, focusing on higher margin opportunities in deregulating telecommunications markets. Net2Phone Global Services sells and markets our services through three divisions, each designed to focus on a specific market. The International Channel Sales division sells our services to incumbent and competitive telecommunications providers and resellers around the globe that have access to consumers and small to mid-sized businesses. Our Consumer division sells our direct-to-consumer VoIP services. The Carrier Services group sells wholesale minutes on our VoIP network to telecommunications providers.

          While we continue to actively pursue the opportunities in our Net2Phone Global Services business, we expect revenue generated by Net2Phone Cable Telephony to represent a growing percentage of our total revenue over the next several years.  Net2Phone Cable Telephony is actively marketing its services to a wide array of cable operators in the U.S., Europe and Latin America whom we believe may prefer to buy our services rather than build their own cable telephony service. Net2Phone Cable Telephony works with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

           Net2Phone Cable Telephony signed its first contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and subsequently signed definitive cable telephony service agreements with Northland Communications Corporation,  three Altice One entities (Coditel Luxembourg, Coditel Belgium, and EST Videocommunication),  Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. In addition, on March 1, 2005 Net2Phone Cable Telephony entered into

Back to Contents

a Master Services Agreement with the National Cable Television Cooperative, a consortium of over 1,000 cable operators in the U.S. to provide an outsourced solution that allows member cable operators to provide telephony solutions to their subscribers. To date, several member cable operators have signed Member Participation Agreements pursuant to which they are providing telephony service to their subscribers utilizing our VoiceLineSM service.

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

          On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT, pursuant to which IDT will provide us with support services, primarily for Net2Phone Cable Telephony. It is anticipated that the 6.9 million shares, once issued, will be held in escrow to secure IDT’s performance obligations, and, subsequently, released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release scheduled for the date definitive agreements are signed.  The shares are subject to variable accounting treatment and, therefore, must be marked-to-market each quarter. Consequently, we recorded net charges of $0.3 million to non-cash services provided by IDT, a separate line item on our condensed consolidated statements of operations, related to this agreement during the nine months ended April 30, 2005.  The charges related to 2.1 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through April 30, 2005. During the three months ended April 30, 2005, we reversed $0.7 million of previous charges due to the decline in our stock price at April 30, 2005 compared with January 31, 2005. During the three and nine months ended April 30, 2004, we recorded a charges of $0.5 million and $2.7 million, respectively, to non-cash services related to this agreement. Shares we may release from escrow for services received from IDT are excluded from the total number of Class A common stock shares reported as issued and outstanding in our April 30, 2005 condensed consolidated financial statements. No definitive agreement has been executed as of June 9, 2005. See “Related Party Transactions” below for more information about the MOU and our relationship with IDT

          We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT.

Adjustments Reducing Revenue

           Our Net2Phone Global Services segment receives pre-payments from customers for communications services. These payments are recorded as deferred revenue and recognized as revenue as the communications services are provided. During the period from our inception through January 31, 2002, we also recorded revenue based on historical information regarding the percentage of prepayments for which it was probable and estimable that the customer would not ultimately utilize our service. This revenue is commonly referred to as “breakage revenue”. We determined during our financial statement close process for the third quarter of fiscal 2002 that our deferred revenue liability did not adequately reflect our liability to provide future service to our customers. We concluded that the understatement of deferred revenue was the result of the estimated breakage percentage applied in prior periods being too high. Accordingly, in the third quarter of fiscal 2002, we ceased recording breakage revenue, and we developed a deferred revenue adequacy assessment process.

Back to Contents

     The process we developed at that time to examine the adequacy of our deferred liability as of April 30, 2002 was a balance sheet focused review. We reconciled the deferred revenue liability balance in our general ledger with our customer prepaid account balance details. Based on the results of this reconciliation, we determined that an adjustment was necessary to increase the April 30, 2002 deferred revenue balance by $5.0 million, with a corresponding decrease to our revenue. We were unable to determine in which prior periods deferred revenue was understated and revenue was overstated, and by how much, because there was insufficient information available to determine what the proper estimate of breakage revenue by each period should have been in comparison to the breakage revenue that was recorded in each of those periods. Therefore, we recorded the $5.0 million reduction to revenue in the third quarter of fiscal 2002 rather than restating prior periods.

     After the third quarter of fiscal 2002, we continued to use the aforementioned deferred revenue adequacy assessment process. Our revenue recognition policy was updated to reflect this process in our fiscal 2002 Form 10-K. In quarters subsequent to the third quarter of fiscal 2002, this process often resulted in additional increases to deferred revenue and decreases to revenue, which, when all of the quarterly adjustments are aggregated, totaled $10.0 million over the period April 30, 2002 through October 31, 2004, as detailed in the table below. The table below sets forth the amount of the adjustment to reduce revenue in each period and the revenue and net income (loss) reported each period after taking into account such adjustments. Since the adjustments reducing revenue did not impact any costs, the full amount of each revenue reduction increased our net loss, or reduced our net income, by that same full amount. As we were unable to determine to which prior periods these adjustments related, and in what amounts, we recorded each of these adjustments in the then current quarters rather than restating prior periods.

      In the second quarter of fiscal 2005, we determined that the deferred revenue adequacy assessment process in place was deficient because it did not take into account the impact of changing product characteristics with certain customers, such as service charges and expiration dates, on the liability associated with those customers’ prepaid account balance details. We determined that this process was “significantly deficient” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“AS No. 2”) (see Item 4 below).

     We implemented changes to the deferred revenue adequacy assessment process as of the second quarter of fiscal 2005 to appropriately reflect the present terms and conditions of our prepaid customer accounts, including whether the account has an expiration date or service charge associated with it. These changes resulted in an additional $2.0 million increase to deferred revenue and decrease to revenue in the second quarter of fiscal 2005. The $2.0 million adjustment brought the total of all adjustments resulting from our deferred revenue adequacy assessment process that we began in the third quarter of fiscal 2002 to $12.0 million. In our Form 10-Q for the period ended January 31, 2005, we revised our revenue recognition policy to reflect our updated process. We have further updated our policy as set forth below in Critical Accounting Policies. In addition, the improvements implemented to this process in the second quarter of fiscal 2005, we believe enabled us to quantify and segregate the amounts of prepaid balances with no service fees as expiration dates that, based on historical data, are unlikely to be used. Since this income does not result from providing services to our customers, in the third quarter of fiscal 2005 we began reporting such amounts as miscellaneous income, rather than revenue, on the accompanying Condensed Consolidated Statements of Operations. We have also reclassified such amounts recorded in the second quarter of fiscal 2005 from revenue to miscellaneous income.

     Even though improvements have been implemented, our deferred revenue adequacy assessment process for determining the adequacy of our deferred revenue liability will continue to be considered “significantly deficient” until testing of the improved systems is completed by our internal audit team and our independent registered public accounting firm, Ernst & Young LLP.

     The table below sets forth the amount of the adjustment to reduce revenue in each period (which resulted in an equal reduction to net income/increase to net loss) and the revenue and net income (loss) reported each period, which reflect these adjustments.

Back to Contents

Period ended	Adjustments reducing revenue	Revenue as reported (post adjustment)	Net income (loss) as reported (post adjustment)

(In millions)
10/31/2001	$—	$42.9	$(41.4)
1/31/2002	—	37.8	(46.3)
4/30/2002	5.0	30.6	(138.5)
7/31/2002	$0.8	$26.6	$(19.7)

Fiscal year 2002	5.8	137.9	(245.9)

10/31/2002	1.1	23.9	46.1
1/31/2003	0.6	23.1	(9.2)
4/30/2003	0.5	23.8	(9.3)
7/31/2003	$1.5	$21.0	$(10.8)

Fiscal year 2003	3.7	91.8	16.8

10/31/2003	0.1	20.4	5.1
1/31/2004	0.1	19.8	(9.5)
4/30/2004	—	21.5	(0.5)
7/31/2004	$—	$21.1	$(6.3)

Fiscal year 2004	0.2	82.8	(11.2)

10/31/2004	0.3	20.3	(8.2)
1/31/2005	2.0	18.0	(10.6)
4/30/2005	—	19.7	(9.8)
Nine months ended 4/30/05	$2.3	$58.0	$(28.6)

Totals	$12.0	$370.5	$(268.9)

Critical Accounting Policies

          Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2004 impact our most difficult, subjective and complex judgments used in the preparation of

Back to Contents

our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, see our Annual Report on Form 10-K.

          Since the filing of our Annual Report on Form 10-K for the year ended July 31, 2004, as discussed above we have updated our revenue recognition policy to provide more clarity as to how we manage our business and how we record revenue generated by it. Our updated revenue recognition policy is set forth below:

          Revenue Recognition.   With respect to our Net2Phone Global Services business segment, our international communications service revenue is recognized as service is provided, that is, as minutes are used. Our retail sales revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized.  If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized.  The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

          With respect to our Net2Phone Cable Telephony segment, to date, we have not recognized significant revenue from our cable telephony business.  Based upon the terms of each contract, Net2Phone Cable Telephony expects to earn revenue from several different sources, including:

•	Platform license fees - these fees are charged to certain customers based on customer contracted commitment levels and revenue is deferred and recognized over the remaining life of the agreement.
•
Monthly recurring fees – these are generally flat monthly fees based on the level of service or calling plans that the subscriber receives. Revenue from these fees is recognized as service is provided.

•	Revenue share – these fees are charges to certain cable operators as a percentage of those operators’ telephony revenue from subscribers and revenue is recognized as service is provided.
•	Maintenance and support fees – revenue from these fees is recognized when maintenance and support services are provided.
•
Usage and transaction fees – these fees are for variable minutes usage and for certain services such as international calls, out-of-plan minutes, directory assistance and transaction fees for service activation, deactivation and number porting.  Revenue from these fees is recognized as service is provided, that is, as minutes are used or as transactions occur.

•	Equipment sales- revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

          In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the fair value of warrants issued in connection with our warrant incentive program (see Note 3 to our Condensed Consolidated Financial Statements) will be recorded as a reduction of revenue on the date the warrants vest, and the amortization of consideration paid to customers (see Note 6 to our Condensed Consolidated Financial Statements) is recorded as a reduction of revenue over the term of the related contracts.

Back to Contents

Results of Operations

          In order to provide a more detailed discussion and analysis of our results of operations, we have included, in both our three and nine months results of operations discussions below, separate discussions that specifically address operating results by segment.

          Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004

          The following table sets forth certain items in our condensed consolidated statements of operations for the periods indicated:

(In thousands)	Nine months ended April 30,

	2005	2004	Percent better (worse)

Total revenue	$57,828	$61,667	(6.2)

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	34,712	34,981	0.8
Selling, general and administrative	39,639	35,949	(10.3)
Depreciation and amortization	6,347	7,815	18.8
Non-cash services provided by IDT (attributable to direct cost of revenue, and selling, general and administrative)	252	2,706	90.7

Non-cash compensation (attributable to selling, general and administrative)	2,937	(3,063)	(195.9)
Restructuring, severance, impairment and other items	2,094	1,449	(44.5)

Total costs and expenses	85,981	79,837	(7.7)

Miscellaneous income	301	—	N/A
Loss from operations	(27,852)	(18,170)	(53.3)
Interest income, net	1,454	1,466	(0.8)
Other income (loss), net	(2,254)	11,817	(119.1)

Net loss	$(28,652)	$(4,887)	(486.3)

          Revenue.   Our revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased from $61.7 million for the nine months ended April 30, 2004 to $57.8 million for the nine months ended April 30, 2005. The decrease in revenue during the nine months ended April 30, 2005 was primarily driven by adjustments to our deferred revenue totaling $2.3 million, compared with only $0.2 million of such adjustments to deferred revenue during the nine months ended April 30, 2004 (see “Adjustments Reducing Revenue” above). Excluding these adjustments, revenue would have been $60.1 million, a 2.8 percent decrease compared to adjusted revenue for the nine months ended April 30, 2004. Revenue excluding the aforementioned reductions is lower because of a decline in carrier and direct to consumer retail revenue, which is not fully offset by an increase in revenue generated through our international reseller relationships.

Back to Contents

          Direct cost of revenue.  Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue decreased 0.8 percent from $35.0 million for the nine months ended April 30, 2004 to $34.7 million for the nine months ended April 30, 2005. As a percentage of total revenue, these costs increased from 56.7 percent for the nine months ended April 30, 2004 to 60.0 percent for the nine months ended April 30, 2005. Without the aforementioned reduction to revenue, the increase in cost of revenue as a percentage of total revenue would have been from 56.5 percent to 57.7 percent. This increase is primarily driven by increased sales of services with relatively lower margins during the nine months ended April 30, 2005 as compared to the mix of services sold during the nine months ended April 30, 2004.

          Selling, general and administrative.   Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased 10.3 percent from $35.9 million for the nine months ended April 30, 2004, to $39.6 million for the nine months ended April 30, 2005. This increase was due primarily to increased administrative costs associated with our Net2Phone Cable Telephony business, as well as the receipt of a $0.6 million one-time refund for the overpayment of employer taxes, during the second quarter of fiscal 2004, which has been reflected as a reduction in selling, general and administrative expenses. We expect to incur significant additional selling, general and administrative expense as we continue to grow our Net2Phone Cable Telephony business.

          Depreciation and amortization.   Depreciation and amortization decreased 18.8 percent from $7.8 million for the nine months ended April 30, 2004 to $6.3 million for the nine months ended April 30, 2005, due primarily to a $1.1 million adjustment that was recorded during the nine months ended April 30, 2005, which corrected overstatements of depreciation expense relating to prior fiscal years. Excluding this adjustment, depreciation and amortization for the nine months ended April 30, 2005 would have been $0.4 million lower compared to the nine months ended April 30, 2004, reflecting the completion of depreciation associated with certain assets, which, based on their useful lives, have been fully depreciated.

          Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).   In the nine months ended April 30, 2005 and April 30, 2004, we recorded net charges of $0.3 million and $2.7 million, respectively, related to the receipt of services from IDT to be paid for through the issuance of 6.9 million shares of Class A common stock. The issuance of these shares is subject to variable accounting treatment, and therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. These charges represent the mark-to-market adjustment of the value at April 30, 2004 and 2005 of 1.0 million and 2.1 million Class A common shares, respectively, that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through those dates. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into definitive agreements. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in over the five year term of the MOU, which began October 29, 2003, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

          Non-cash compensation (attributable to selling, general and administrative).   Non-cash compensation increased from a net expense reduction of $3.1 million for the nine months ended April 30, 2004 to an expense of $2.9 million for the nine months ended April 30, 2005. The primary factor driving this increase is variable accounting for repriced stock options. During the nine months ended April 30, 2004, we reduced previously recorded expense by $4.5 million to reflect the mark-to-market impact on repriced options due to a decline in our stock price as of April 30, 2004.  During the nine months ended April 30, 2005, we did not record any expense related to these repriced options as our stock price remained below all repriced

Back to Contents

exercise prices at that date. If our stock price increases, we will incur charges over the vesting period with respect to repriced options until those options are exercised, cancelled, expire or until we adopt SFAS No. 123 (R), which we expect will be in the first quarter of fiscal 2006. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the nine months ended April 30, 2005 and 2004, we recorded non-cash compensation of $2.9 million and $1.4 million, respectively, related to (i) a stock based incentive compensation program, (ii) vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and (iii) funding of our 401(k) plan company match program.

          Restructuring, severance, impairment and other items.   Restructuring, severance, impairment and other items increased from $1.4 million for the nine months ended April 30, 2004, to $2.1 million for the nine months ended April 30, 2005.

          During the nine months ended April 30, 2005, we incurred severance and other work force reduction expense of $1.2 million, primarily due to ongoing charges related to the separation agreements we entered into with former officers. During the nine months ended April 30, 2004, we incurred $1.1 million of such charges.

          During the nine months ended April 30, 2005 we incurred net exit and related costs of $0.7 million relating to $1.1 million in contract termination costs relating primarily to a secondary disaster recovery site that was being migrated to an existing backup facility and exited lease costs, offset by a $0.4 million insurance recovery relating to the theft of certain equipment. During the nine months ended April 30, 2004, we incurred exit and related costs of $1.0 million, which included a $0.4 million charge to exit our disposable calling card business, $0.5 million in costs primarily related to losses on existing office leases, and $0.1 million in various contract dispute settlement costs and costs incurred to close an overseas office.

          During the nine months ended April 30, 2005, we incurred $0.2 million in charges related to certain internally developed capitalized software that we determined was no longer in service.

          During the nine months ended April 30, 2004, restructuring, severance, impairment and other items was reduced by $0.7 million of reserve adjustments, primarily related to the recovery of assets held for sale.

          Miscellaneous income.   We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. Beginning in the second quarter of fiscal 2005, if we determined that balances are unlikely to be used, we reduced the deferred revenue liability accordingly and recognized miscellaneous income. During the nine months ended April 30, 2005, we recorded $0.3 million of such income. During fiscal periods prior to the second quarter of fiscal 2005, the impact of eliminating such liabilities was recorded as revenue and we are unable to determine what such amounts might have been, if any.

          Loss from operations.  Loss from operations was $27.9 million during the nine months ended April 30, 2005, a 53.3 percent increase, as compared to a loss from operations of $18.2 million during the nine months ended April 30, 2004. This increase is primarily due to a $6.0 million increase in non-cash compensation expense, higher selling, general and administrative expense and the aforementioned $2.3 million reduction to revenue, which were partially offset by a reduction of $2.4 million in non-cash services provided by IDT, which was driven by a decline in our stock price as of April 30, 2005. In addition, depreciation and amortization expense was lower due to the adjustments to correct prior overstatements that were recorded during the nine months ended April 30, 2005.

          Interest income, net.   Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Net interest income was $1.5 million for the nine months ended April 30, 2005 and 2004. Higher investment yields and higher average investment balances held during the nine months ended April 30, 2005

Back to Contents

relative to the nine months ended April 30, 2004 were offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources” and the reversal of $0.3 million of interest income to reflect the reversal of accrued interest on a loan to our Chairman, as more fully described in “Related Party Transactions” below.

          Other income (loss), net.   Other income (loss) includes the losses or gains resulting from non-operating transactions. Other income (loss) decreased from a gain of $11.8 million during the nine months ended April 30, 2004 to a loss of $2.3 million for the nine months ended April 30, 2005. This decrease is primarily attributable to the $12.2 million gain realized from the buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004 and to a lesser extent, the recording of a $0.9 million mark-to-market charge on Net2Phone shares held by Deutsche Bank during the nine month ended April 30, 2005, as compared with a $0.8 million recovery of a customer receivable and a mark-to-market credit on Net2Phone shares held by Deutsche Bank during the nine months ended April 30, 2004.  In addition, in the third quarter of fiscal 2005, we determined that our recorded investment in a telephony software solutions provider experienced an other-than-temporary decline in value such that it no longer had any value to us. As a result, we wrote off the value of this investment, and the related impairment charge of $1.4 million is included in Other Income (Loss), net.

Operating Results by Segment

(In thousands)	Nine months ended April 30,

	2005	2004	Percent better (worse)

NGS
Total revenue	$56,715	$60,138	(5.7)
Segment income	$2,314	$3,725	(37.9)

NCT
Total revenue	$1,113	$1,439	(22.7)
Segment loss	$(12,204)	$(6,593)	(85.1)

Corporate & Other
Total revenue	$—	$90	(100.0)
Segment loss	$(5,605)	$(6,007)	6.7

Total Consolidated
Revenue	$57,828	$61,667	(6.2)

Segment loss	$(15,495)	$(8,875)	(74.6)

          Our Net2Phone Global Services segment includes our International Channel Sales division, Consumer division, and our Carrier Services group. Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. During the nine months ended April 30, 2005, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Net2Phone Global Services’ revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, and other carriers. Net2Phone Global Services revenue decreased 5.7 percent from $60.1 million for the nine months ended April 30, 2004 to $56.7 million for the nine months ended April 30, 2005. This decrease is primarily due to the aforementioned $2.3 million reduction to revenue during the nine months ended April 30, 2005, as compared to a $0.2 million reduction in revenue during the nine months ended April 30, 2004. Excluding these reductions, Net2Phone Global Services adjusted

Back to Contents

revenue would have decreased 2.2 percent to $59.0 million, which is primarily due to our exit from the disposable calling card business, which occurred during the nine months ended April 30, 2004. We believe the revenue from our disposable calling card business will be replaced by other, higher-margin businesses, such as those offered by the International Channel Sales division. Although these initiatives have resulted in a decline in our revenue since fiscal 2001, Net2Phone Global Services has maintained strong gross margin percentages. Net2Phone Global Services segment income decreased 37.9 percent from $3.7 million for the nine months ended April 30, 2004 to $2.3 million from the nine months ended April 30, 2005, primarily due to the aforementioned $2.3 million reduction to revenue. Excluding this adjustment, Net2Phone Global Services segment income increased 17.6 percent from $3.9 million for the nine months ended April 30, 2004 to $4.6 million for the nine months ended April 30, 2005, primarily due to decreases in network costs, which resulted from various cost consolidation projects.

          Our Net2Phone Cable Telephony segment includes employees dedicated to providing cable telephony solutions to cable operators. Although almost all of Net2Phone Cable Telephony’s revenue during the nine months ended April 30, 2005 was generated by Liberty Cablevision of Puerto Rico, Inc, Net2Phone Cable Telephony has signed several agreements with various cable services providers that have begun to generate additional revenue and which we expect will provide an increasing proportion of our revenue during future quarters and years. Net2Phone Cable Telephony’s revenue declined from $1.4 million for the nine months ended April 30, 2004 to $1.1 million for the nine months ended April 30, 2005, due to $1.3 million of revenue recorded from the sale of telephony equipment to our major customer in the nine months ended April 30, 2004. Net2Phone Cable Telephony’s segment loss increased from $6.6 million for the nine months ended April 30, 2004 to $12.2 million for the nine months ended April 30, 2005 due to higher administrative costs incurred as Net2Phone Cable Telephony works to strategically staff its business.

          Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our former ADIR Technologies, Inc. subsidiary. We have ceased recording revenue in our Corporate and Other segment upon the liquidation of our ADIR Technologies, Inc. subsidiary during the fourth quarter of fiscal 2004. Segment loss for the Corporate and Other segment decreased 6.7 percent from $6.0 million for the nine months ended April 30, 2004 to $5.6 million for the nine months ended April 30, 2005, due to lower staffing levels.

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

Reconciliation of Segment Loss to Consolidated Loss from Operations as Reported

(in thousands)	Nine Months Ended April 30,

	2005	2004

Consolidated segment (loss)	$(15,495)	$(8,875)
Add/(Deduct):
Depreciation and amortization	(6,347)	(7,815)
Inventory obsolescence	(353)	(556)
Non-recurring SG&A expense	(374)	168
Restructuring and other items	(2,094)	(1,449)
Non-cash compensation	(2,937)	3,063
Non-cash services	(252)	(2,706)

Consolidated loss from operations as reported	(27,852)	(18,170)
Interest income, net	1,454	1,466
Other income (loss), net	(2,254)	11,817

Net loss	$(28,652)	$(4,887)

Back to Contents

          We believe that net income (loss) before special and non-cash items provides investors with a measure of our operational and financial progress that corresponds with the measurements used by management. Our management uses this measurement, instead of net income (loss) as a basis for allocating resources and making other daily operational decisions. The table above provides a detailed reconciliation of total segment operating loss before special and non-cash items to consolidated loss from operations reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For specific discussion on depreciation and amortization, restructuring, severance, impairment and other items, non-cash compensation, and non-cash services provided by IDT, please see our earlier discussion on our consolidated results for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004.

          The remaining reconciling items for the nine months ended April 30, 2005 include a one-time $0.4 million inventory obsolescence charge recorded during the third quarter of fiscal 2005 and a $0.4 million adjustment to selling, general and administrative expense prompted by our review of the expenses capitalized in prior periods relating to internally developed software. During the second quarter of fiscal 2005, we determined that certain selling, general and administrative expenses of prior periods should not have been capitalized.  Therefore, after determining that the amounts involved were not material to current or prior periods, we recorded those amounts as expense in the second quarter of fiscal 2005 and reversed the related fixed assets and depreciation expense recorded in prior periods. The remaining reconciling items for the nine months ended April 30, 2004 include a one-time $0.6 mi llion inventory obsolescence charge taken during the second quarter of fiscal 2004, and a net recovery recorded to selling, general and administrative expenses during the nine months ended April 30, 2004, consisting of a $0.6 million state tax refund received net of a $0.5 million loss we incurred to terminate a capital lease. The segment results have not been adjusted to reflect the aforementioned $2.3 million and $0.2 million reduction to revenue during the nine months ended April 30, 2005 and 2004, respectively.

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Results of Operations

The following table sets forth certain items in our condensed consolidated statements of operations for the periods indicated:

(In thousands)	Three months ended April 30,

	2005	2004	Percent better (worse)

Total revenue	$19,703	$21,451	(8.1)

Costs and expenses:
Direct cost of revenue (exclusive of items shown below)	11,615	12,790	9.2
Selling, general and administrative	13,388	11,787	(13.6)
Depreciation and amortization	2,356	2,668	11.7
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	(702)	452	255.3
Non-cash compensation (attributable to selling, general and administrative)	1,089	(7,059)	(115.4)
Restructuring, severance, impairment and other items	329	421	21.9

Total costs and expenses	28,075	21,059	(33.3)

Miscellaneous income	133	—	N/A

Income (loss) from operations	(8,239)	392	(2,201.8)

Interest income, net	260	591	(56.0)
Other loss, net	(1,827)	(1,445)	(26.4)

Net loss	$(9,806)	$(462)	(2,022.5)

Back to Contents

          Revenue.   Our revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased from $21.5 million for the three months ended April 30, 2004 to $19.7 million for the three months ended April 30, 2005 primarily as a result of a $1.3 million sale of equipment to a major customer during the three months ended April 30, 2004. We are pursuing the sales of cable and other broadband telephony services over cable systems through Net2Phone Cable Telephony and focusing Net2Phone Global Services sales efforts on new retail-based distribution relationships.

          Direct cost of revenue.   Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue decreased 9.2 percent from $12.8 million for the three months ended April 30, 2004 to $11.6 million for the three months ended April 30, 2005. As a percentage of total revenue, these costs were essentially flat, decreasing slightly from 59.6 percent for the three months ended April 30, 2004 to 59.0 percent for the three months ended April 30, 2005.

          Selling, general and administrative.   Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased 13.6 percent from $11.8 million for the three months ended April 30, 2004, to $13.4 million for the three months ended April 30, 2005, primarily due to increased administrative costs associated with our Net2Phone Cable Telephony business. We expect to incur significant selling, general and administrative expense as we continue to grow our Net2Phone Cable Telephony business.

          Depreciation and amortization.   Depreciation and amortization decreased 11.7 percent from $2.7 million for the three months ended April 30, 2004 to $2.4 million for the three months ended April 30, 2005, reflecting the completion of depreciation associated with certain assets which, based on their estimated useful lives, have been fully depreciated.

          Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).   In the three months ended April 30, 2004, we recorded $0.5 million of net charges on the 0.7 million shares of our Class A common stock that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through April 30, 2004. In the three months ended April 30, 2005, we reversed $0.7 million of expense on a total of 2.1 million Class A shares that may be issued to IDT for services and benefits provided by IDT through April 30, 2005. Non-cash services provided by IDT,

Back to Contents

which was recorded for the first time during the fiscal quarter ended January 31, 2004 is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. The issuance of these shares is subject to variable accounting treatment, and therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. The third quarter of fiscal 2005 reversal was caused by the drop in our stock price from January 31, 2005 to April 30, 2005. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in installments over five years, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

          Non-cash compensation (attributable to selling, general and administrative).   Non-cash compensation increased from a net expense reduction of $7.1 million for the three months ended April 30, 2004 to an expense of $1.1 million for the three months ended April 30, 2005. The primary factor driving this change is variable accounting for repriced stock options. During the three months ended April 30, 2004, we reversed $7.6 million in previously recognized expense related to repriced options due to a significant decline in our stock price during the three months ended April 30, 2004. We recorded no such mark to market adjustment during the third quarter of fiscal 2005 because our stock price was below the exercise price of all repriced options both at January 31, 2005 and April 30, 2005. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised, cancelled, expire or until we adopt SFAS 123 (R), which we expect will be in the first quarter of fiscal 2006. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, during the three months ended April 30, 2005 and 2004, we recorded non-cash compensation of $1.1 million and $0.5 million, respectively, related to (i) a stock based incentive compensation program, (ii) vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and (iii) funding of our 401(k) plan company match program.

          Restructuring, severance, impairment and other items.

          During the three months ended April 30, 2005, we incurred severance and other workforce reduction expense of $0.5 million, primarily due to ongoing charges related to the separation agreements we entered into with former officers. During the three months ended April 30, 2004, we incurred $0.6 million of such charges.

          During the three months ended April 30, 2005, we incurred a net reduction in exit and related costs of $0.2 million resulting from the receipt of a $0.4 million insurance recovery relating to the theft of certain equipment offset by $0.2 million in contract termination costs relating primarily to exited lease costs. During the three months ended April 30, 2004, we incurred exit and related costs of $0.1 million related to losses on office leases we exited.

          During the three months ended April 30, 2005, we incurred nominal charges and in the nine months ended April 30, 2005 we incurred $0.2 million in charges related to certain internally developed capitalized software that we determined was no longer in service.

          During the three months ended April 30, 2004, restructuring, severance, impairment and other items was reduced by $0.3 million of reserve adjustments, primarily related to the recovery of assets held for sale.

          Miscellaneous income. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. Beginning in the second quarter of fiscal 2005, if we determined that balances are unlikely to be used, we reduced the deferred revenue liability accordingly and recognized miscellaneous income. During the three months ended April 30, 2005, we recorded $0.1 million of such income. During fiscal periods prior to the second quarter of fiscal 2005, the impact of eliminating such

Back to Contents

liabilities was recorded as revenue and we are unable to determine what such amounts might have been, if any.

          Income (loss) from operations.   Loss from operations was $8.2 million for the three months ended April 30, 2005, as compared to income from operations of $0.4 million during the three months ended April 30, 2004. This change is primarily due to the change in non-cash compensation from a reversal to expense, a decrease in revenue, as well as an increase in selling, general and administrative expense, which were partially offset by lower direct cost of revenue and depreciation and amortization, as well as the reversal of previously recorded expense for non-cash services provided by IDT, which was driven by a decline in our stock price as of April 30, 2005.

          Interest income, net.   Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interest income decreased from $0.6 million for the three months ended April 30, 2004, to $0.3 million for the three months ended April 30, 2005. This reduction was the result of the reversal of $0.3 million of interest income to reflect the reversal of accrued interest on a loan to our Chairman, as more fully described in “Related Party Transactions” below.

          Other loss, net.  Other loss includes the losses or gains resulting from non-operating transactions. Other loss increased from $1.4 million during the three months ended April 30, 2004 to $1.8 million for the three months ended April 30, 2005. This change is primarily attributable to the $1.4 million write-off of a recorded investment in a telephony software solutions provider, which resulted from an other-than-temporary decline in the investment’s value that occurred during the three months ended April 30, 2005.  In addition, we recorded a $0.4 million mark-to-market charge on Net2Phone shares held by Deutsche Bank during the three months ended April 30, 2005, as compared with a $1.4 mark-to-market change during the three months ended April 30, 2004.

Operating Results by Segment

(In thousands)	Three months ended April 30,

	2005	2004	Percent better (worse)

NGS
Total revenue	$19,251	$20,058	(4.0)
Segment income	1,160	1,252	(7.3)

NCT
Total revenue	452	1,381	(67.3)
Segment loss	(4,164)	(2,382)	(74.8)

Corporate & Other
Total revenue	—	12	(100.0)
Segment loss	(1,810)	(1,996)	9.3

Total Consolidated
Revenue	19,703	21,451	(8.1)

Segment loss	$(4,814)	$(3,126)	(54.0)

Back to Contents

          Our Net2Phone Global Services segment includes our International Channel Sales division, Consumer division, and our Carrier Services group. Substantially all of our revenue has been, and is currently, generated by Net2Phone Global Services. During the three months ended April 30, 2005, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Net2Phone Global Services’ revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, and other carriers. Net2Phone Global Services revenue decreased 4.0 percent from $20.1 million for the three months ended April 30, 2004 to $19.3 million for the three months ended April 30, 2005. This decrease is primarily due to a decline in carrier and direct to consumer retail revenue not fully offset by an increase in revenue generated through our international reseller relationships.

          Although cost reduction initiatives have resulted in a decline in our revenue since fiscal 2001, Net2Phone Global Services has maintained strong gross margin percentages. Net2Phone Global Services segment income experienced a slight decrease of $0.1 million from $1.3 million for the three months ended April 30, 2004 to $1.2 million for the three months ended April 30, 2005.

          Our Net2Phone Cable Telephony segment includes employees dedicated to providing cable and broadband telephony solutions to cable services and broadband operators. Almost all of Net2Phone Cable Telephony’s revenue during the three months ended April 30, 2005 was generated by Liberty Cablevision of Puerto Rico, Inc.  However, Net2Phone Cable Telephony has signed several agreements with various cable services providers which we expect will generate additional revenue during future quarters. During the past three months, Net2Phone Cable Telephony’s business has grown, and we expect it will begin to represent an increasing proportion of our revenue in future years. However, Net2Phone Cable Telephony’s revenue declined from  $1.4 million for the three months ended April 30, 2004 to $0.5 million for the three months ended April 30, 2005, as a result of a $1.3 million equipment sale to our major customer in the three months ended April 30, 2004. Net2Phone Cable Telephony’s segment loss increased 74.8 percent from $2.4 million for the three months ended April 30, 2004 to $4.2 million for the three months ended April 30, 2005 due to higher administrative costs incurred as Net2Phone Cable Telephony works to strategically staff its business.

          Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our former ADIR Technologies, Inc. subsidiary. We have ceased recording revenue in our Corporate and Other segment upon the liquidation of our ADIR Technologies, Inc. subsidiary during the fourth quarter of fiscal 2004. Segment loss for Corporate and Other decreased 9.3 percent, from $2.0 million recorded during the three months ended April 30, 2004 to $1.8 million recorded during the three months ended April 30, 2005, due to lower staffing levels.

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

Back to Contents

Reconciliation of Segment Loss to Consolidated Loss from Operations as Reported
(in thousands)	Three Months Ended April 30,

	2005	2004

Total segment loss	$(4,814)	$(3,126)
Add/(Deduct) :
Depreciation and amortization	(2,356)	(2,668)
Inventory obsolescence	(353)	—
Restructuring and other items	(329)	(421)
Non-cash compensation	(1,089)	7,059
Non-cash services	702	(452)

Consolidated income (loss) from operations, as reported	(8,239)	392

Interest income, net	260	591
Other loss, net	(1,827)	(1,445)

Net loss	$(9,806)	$(462)

          We believe that net income (loss) before special and non-cash items provides investors with a measure of our operational and financial progress that corresponds with the measurements used by management. Our management uses this measurement, instead of net income (loss) as a basis for allocating resources and making other daily operational decisions. The table above provides a detailed reconciliation of total segment operating loss before special and non-cash items to consolidated loss from operations reported in accordance with generally accepted accounting principles. For specific discussion on depreciation and amortization, restructuring, severance, impairment and other items, non-cash compensation, and non-cash services provided by IDT, please see our earlier discussion regarding our consolidated results for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004.  The remaining reconciling item for the three months ended April 30, 2005 is a one-time $0.4 million inventory obsolescence charge recorded during the third quarter of fiscal 2005.

Liquidity and Capital Resources

          Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities and sales of equity securities. For the most part, our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

          The following table provides our cash flow data for the nine months ended April 30, 2005 and 2004.

(in thousands)	Nine months ended April 30,

	2005	2004

Net cash used in operating activities	$(18,661)	$(13,113)

Net cash provided by (used in) investing activities	6,395	(49,068)
Net cash provided by financing activities	324	63,167

Net (decrease) increase in cash and cash equivalents	$(11,942)	$986

          As of April 30, 2005, we reported total cash, cash equivalents, restricted cash, and marketable securities of $105.9 million and working capital of $71.1 million. Of the $105.9 million, $1.2 million in short term restricted cash, and $19.7 million in long term restricted cash, cash equivalents and marketable securities was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, our obligations to the Aplio stockholders were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are

Back to Contents

secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $20.2 million money market account held by the bank. The letters of credit expire on August 4, 2006.

          In fiscal 2005, we released $7.5 million of short term restricted cash, which was previously held in an escrow account, to fund defined capital expenditures and other investments made by certain of our cable operator customers to support the deployment of our Net2Phone Cable Telephony service (see Note 6 to our Condensed Consolidated Financial Statements).  Net cash used in operating activities was $18.7 million during the nine months ended April 30, 2005, compared with $13.1 million of net cash used in operating activities during the same period in fiscal 2004. The decrease in cash flow used in operating activities is primarily due to the aforementioned release of $7.5 million.

          Net cash provided by investing activities was $6.4 million during the nine months ended April 2005, as compared to net cash used in investing activities of $49.1 million during the nine months ended April 30, 2004. This increase in cash provided by investing activities is primarily due to lower net purchases of marketable securities. Our capital expenditures increased from $4.3 million during the first nine months of fiscal 2004 to $7.1 million during the first nine months of fiscal 2005.

          Net cash provided by financing activities decreased from $63.2 million during the nine months ended April 30, 2004 to $0.3 million during the nine months ended April 30, 2005. This change is due primarily to proceeds obtained from the issuance of common stock during the second quarter of fiscal 2004.

          We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for the foreseeable future. We expect to continue to incur significant costs and capital expenditures to fund the anticipated growth of our Net2Phone Cable Telephony business. We believe that if the expected growth in our Net2Phone Cable Telephony subsidiary accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

          We have no off balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.

Contractual Obligations and Commercial Commitments

          The following table provides a summary of our contractual obligations and commercial commitments as of April 30, 2005.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$11,607	$3,586	$6,624	$1,397	$—
Other short-term obligations	—	—	—	—	—
Other long-term obligations	18,195	—	18,195	—	—

Total contractual obligations	$29,802	$3,586	$24,819	$1,397	$—

Back to Contents

(in thousands)	Payments Due by Period

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$20,801	$1,085	$19,716	$—	$—
Guarantees	947	947	—	—	—
Purchase commitments	1,431	1,431	—	—	—

	$23,179	$3,463	$19,716	$—	$—

          Other long-term obligations reflect an $18.2 million debt obligation to Deutsche Bank that matures in 2006. Market gains on shares held by Deutsche Bank will serve to reduce our overall obligation if our stock price increases above a pre-established price. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.2 million of marketable securities held by the bank.

Related Party Transactions

IDT Corporation

          Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of June 1, 2005, IDT, either directly or through its affiliates, owns an aggregate of 40.9 percent of our outstanding capital stock and 56.9 percent of the aggregate voting power of our capital stock.  We entered into a Memorandum of Understanding with IDT on October 29, 2003, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT.  Assuming these shares are issued, IDT would hold an aggregate of 45.7 percent of our outstanding capital stock and 61.9 percent of our aggregate voting power based on our stock outstanding on June 1, 2005.  IDT has previously disclosed that it intends to continuously review its investment in us, and may in the future determine, either alone or as part of a group to, among other things, (1) acquire additional securities of Net2Phone, through open market purchases, private agreements or otherwise and (2) dispose of all or a portion of the securities of Net2Phone owned by it.  No assurances can be given on the timing or terms of any possible transaction, or whether IDT will take any action at all.

          We maintain several business relationships with IDT and its affiliates. For example, in the three and nine months ended April 30, 2005, we provided carrier services to IDT of $1.1 million and $5.3 million, respectively. In the three and nine months ended April 30, 2004, we provided carrier services to IDT of $0.7 million and $3.2 million, respectively. In the three and nine months ended April 30, 2005, we purchased wholesale carrier services from IDT of $0.7 million and $3.0 million, respectively. In the three  and nine months ended April 30, 2004, we purchased wholesale carrier services from IDT of $1.0 million and $2.8 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT.

          Our corporate headquarters and several other facilities are leased from IDT. In the three months ended April 30, 2005 and April 30, 2004, IDT charged us $0.5 million for leasing their facilities, and for the nine months ended April 30, 2005 and April 30, 2004 IDT charged us $1.4 million for leasing their facilities.

          IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines

Back to Contents

approved by the Audit Committee of our Board of Directors.  On occasion, IDT is a counterparty to our purchase or sale of securities. During the three months and nine months ended April 30, 2004, $22.0 million and $33.5 million, respectively, in securities purchases and sales were transacted with IDT. During the three and nine months ended April 30, 2005, IDT’s treasury group did not purchase or sell any securities from us.

          We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis.  On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we hire legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate. Since January of 2003, we have been a party to an Intellectual Property Legal Services Agreement pursuant to which IDT charged us $25,000 per month for intellectual property services, including patent and trademark prosecution.  On April 4, 2005, we terminated this agreement and are either performing internally, or retaining outside counsel or other advisors to provide, the intellectual property services formerly provided by IDT.  We are in the process of negotiating a new agreement with IDT for IDT’s assistance with the development and maintenance of our intellectual property licensing and enforcement program.  During the three and nine months ended April 30, 2005, IDT charged us approximately $0.2 million and $0.5 million, respectively, for such services. During the three and nine months ended April 30, 2004, IDT charged us $0.2 million and $0.4 million, respectively, for such services.  We are currently negotiating other service agreements with IDT.  The costs for such services are included in the total charges noted.

          On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three and nine months ended April 30, 2005, we charged IDT reimbursement fees of $0.1 million and $0.5 million, respectively, and for the three and nine months ended April 30, 2004 we charged IDT reimbursement fees of $0.05 million and $0.2 million, respectively, for such services.

          The due to IDT balances represent net amounts due to IDT principally for wholesale carrier services and facilities lease payments. On April 30, 2005, we owed IDT $0.1 million and on July 31, 2004, we owed IDT $1.0 million. The average net balance we owed to IDT during the three months ended April 30, 2005 was nill, and the average net balance we owed to IDT during the nine months ended April 30, 2005 was $0.2 million, compared with an average net balance of $1.1 million and $0.7 million, respectively, that was owed to IDT for the three and nine months ended April 30, 2004.

          During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.5 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three and nine months ended April 30, 2005 or the three months ended April 30, 2004.  Nominal sales were recorded for the nine months ended April 30, 2004.

          On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of June 9, 2005. Once issued, the shares will be held in escrow to secure IDT’s

Back to Contents

performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5%, which we record to our direct cost of revenue.  IDT billings to us for such services in the third quarter of fiscal 2005 were less than $0.1 million.

          We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $0.3 million to non-cash services provided by IDT related to this agreement during the nine months ended April 30, 2005.  The charges related to 2.1 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through April 30, 2005.  During the three months ended April 30, 2005, we reversed $0.7 million of previous charges due to the decline in our stock price at April 30, 2005 compared with January 31, 2005. During the three and nine months ended April 30, 2004, we recorded  charges of $0.5 million and $2.7 million, respectively, to non-cash services provided by IDT.

          We followed the guidance in EITF 96-18 in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

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

          We have determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $3.6 million as of April 30, 2005 and $3.4 million as of July 31, 2004.

Back to Contents

Liberty Media Corporation

          As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business relationships with us through its participation on our Cable Advisory Board. Previously, on October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During the three and nine months ended April 30, 2005, we recorded $0.5 million and $1.2 million, respectively, in revenue from Liberty Cablevision of Puerto Rico, and had $1.2 million and $0.5 million in receivables and $0.9 million and $0.7 million in deferred revenue from this agreement as of April 30, 2005 and July 31, 2004, respectively.

Loans with Chairman

          In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002.  The loan principal and accrued interest was not repaid on the Maturity Date, and, pursuant to the terms of the loan agreement Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.2 million and $0.8 million, respectively, during the three and nine months ended April 30, 2005, and $0.3 million and $0.9 million, respectively, in the three and nine months ended April 30, 2004. During the three months and nine months ended April 30, 2005 we recorded interest expense of $0.3 million to reflect the reversal of the interest that had accrued on the loan.

          We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

          On October 31, 2004, Liore Alroy became our Chief Executive Officer, and our then current Vice Chairman and Chief Executive Officer, Stephen Greenberg, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and during the three and nine months ended April 30, 2005, we recorded $0.2 million and $0.5 million, respectively, of non-cash compensation expense related to this agreement.

Effects of Inflation

          Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Back to Contents

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

           As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, we generally recognize no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 2 to our condensed consolidated financial statements. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

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

          Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q:

•	our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions,
•	dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments,

Back to Contents

•	our ability to address international markets,
•	the effectiveness of our sales and marketing activities,
•	the acceptance of our products in the marketplace,
•	the timing and scope of deployments of our products by customers,
•	fluctuations in customer sales cycles,
•	our customers’ ability to obtain additional funding,
•	technical difficulties with respect to our products or products in development,
•	the need for ongoing product development in an environment of rapid technological change,
•	the emergence of new competitors in the marketplace,
•	our ability to compete successfully against established competitors with greater resources,
•	the uncertainty of future governmental regulation,
•	our ability to manage growth and obtain patent protection and additional funds,
•	general economic conditions, and
•
other risks discussed in this report and in our other filings with the Securities and Exchange Commission, including those risks set forth in these filings that are associated with our relationship with IDT.

          An additional risk factor that could affect investor confidence and the market value of our stock relates to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto (“Section 404 Rules”). As of July 31, 2005, we must report on the effectiveness of our system of internal controls over financial reporting pursuant to the requirements of the Section 404 Rules. We are currently undergoing a comprehensive effort to document and test our internal controls over financial reporting and to assess that such controls are designed and operating effectively. As discussed in Item 4 below, we have identified deficiencies in our internal controls over financial reporting and we may identify additional deficiencies in our internal controls over financial reporting in the future that we may not be able to remediate prior to reporting on internal controls over financial reporting. If we are unable to timely report on the effectiveness of our system of internal controls over financial reporting under the Section 404 Rules, or if we must disclose material weaknesses related to our system of internal controls over financial reporting, such as the material weakness disclosed in Item 4 below, investor confidence in our internal controls over financial reporting and financial statements could be damaged and cause our stock price to decline.

          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely effect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareholders should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Back to Contents

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

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures were ineffective, solely as a result of the material weakness in our internal controls over financial reporting identified below. To address the material weakness described below, we have implemented changes to our internal controls over financial reporting which we believe will remediate this material weakness, subject to the testing described below. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements, and other financial information in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Evaluation of Internal Controls over Financial Reporting.

          As reported last quarter, we have identified deficiencies in our internal financial controls.  These deficiencies have yet to be fully remediated.  The first of these deficiencies relates to fixed assets and depreciation expense.  We determined in the second fiscal quarter of 2005 that the systems previously in place to track our fixed assets and record depreciation expense were “significantly deficient” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“AS No. 2”). New systems have been designed and are currently in service, and testing and refinement of these systems is ongoing.

          The second financial control deficiency relates to deferred revenue. Beginning in the third quarter of fiscal 2002 and continuing through the first quarter of fiscal 2005, we performed an analysis each quarter of our deferred revenue account to determine whether the balance appropriately reflected our liability to provide services to our prepaid customers.  These analyses often resulted in increases to the deferred revenue liability with corresponding and equal decreases to revenue, which we believe resulted from revenue and deferred revenue being misstated in periods prior to the third quarter of fiscal 2002. In the aggregate, during the period from the third quarter of fiscal 2002 through the third quarter of fiscal 2005, these adjustments reduced revenue by a total of $12.0 million. Since we were not able to determine in which prior periods deferred revenue and revenue may have been misstated, and by how much, the adjustments were recorded in the quarter each analysis was completed and prior period financial results were not restated.  For additional information related to this issue, please see “Adjustments Reducing Revenue” above.

          Even though improvements have been implemented, the fixed assets/depreciation and deferred revenue accounting processes will continue to be considered “significantly deficient” until testing of the improved systems is completed by our internal audit team and our independent registered public accounting firm, Ernst & Young, LLP. As a result of the two aforementioned control issues, and an additional process related deficiency concerning the adequacy of our finance department staffing levels, we have determined that the deficiencies, taken in the aggregate, remain significant enough to continue to be reported as a “material weakness” in our financial controls as defined in AS No. 2.

          As of July 31, 2005, the end of our fiscal year, we must report on the effectiveness of our system of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto.  This report must be included within our Annual Report on Form 10-K for the year ending July 31, 2005 . If we are  unable to remediate known or additional

Back to Contents

deficiencies identified during our testing that either individually or in the aggregate result in a material weakness, both our report and Ernst & Young’s report would note these deficiencies and conclude that we did not maintain effective internal control over financial reporting as of July 31, 2005.  In this regard, Ernst & Young notified management and the Audit Committee of our Board of Directors that it believes we face a significant risk of not completing our internal control assessment on a timely basis.  We are endeavoring to complete our assessment and remediation procedures in a timely manner, and we believe we are devoting sufficient resources to achieve this goal.  However, we can provide no assurances that we will meet this objective.

Changes in Internal Controls over Financial Reporting.   We have implemented several changes to our internal financial controls in response to the aforementioned deficiencies identified during the second quarter of fiscal 2005:

          (A) New systems have been designed and are currently in service to, subject to additional required testing, accurately report fixed assets, depreciation expense and accumulated depreciation.

          (B) We have established additional controls to ensure our deferred revenue liability properly reflects the current terms and conditions of our product offerings.

          (C) We have instituted a comprehensive review of our financial statement close process and experienced improvements to the process in the third quarter of fiscal 2005.

          (D) We have conducted a comprehensive review of the staffing needs of our finance department and  have hired both full time and temporary resources to address specific resource requirements.  We are continuing our efforts to hire additional resources in this department.

          There were no additional changes in our internal control over financial reporting implemented during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Back to Contents

Item 5. Other Information

          There was no information required to be disclosed as a Current Report on Form 8-K during the third quarter of fiscal 2005 that was not previously reported.

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

NET2PHONE, INC.

Date: June 9, 2005	By:	/s/ Liore Alroy

Liore Alroy
Chief Executive Officer

Date: June 9, 2005	By:	/s/ Arthur Dubroff

Arthur Dubroff
Chief Financial Officer