Form 10-K
period 2005-07-31
NET2PHONE INC
filed 2005-10-12
CIK 1086472

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2005, OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant on January 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $114.1 million. On such date, the last sale price of registrant’s common stock was $2.49 per share.

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 6, 2005, was 48,682,319 shares of common stock and 28,909,500 shares of Class A common stock. (The number of outstanding shares of Class A common stock does not include 6.9 million shares we expect to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.)

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Back to Contents

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

Our fiscal year ends on July 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending July 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended July 31, 2005). Unless the context requires otherwise, references to “we,” “us,” “our,” “Net2Phone” and the “Company” refer to Net2Phone, Inc. and its consolidated subsidiaries.

Item 1. Business

Company Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, communications services. We began operations in 1995 as a division of IDT Corporation, or IDT, and were incorporated in Delaware as a separate subsidiary of IDT in October 1997. We have evolved from being a pioneer developer of PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. We use VoIP technology to transmit digital voice communications over managed data networks and the Internet. Since 1996, we have carried billions of VoIP minutes worldwide, including over a billion minutes in fiscal 2005 alone.

From August 2003 until the end of fiscal 2005, our corporate structure was organized around two wholly owned operating subsidiaries, which we reported as distinct segments during this period:

•
Net2Phone Global Services, which delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies; and

•
Net2Phone Cable Telephony, which offers cable and other broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, our Board of Directors approved a reorganization of our management team and business lines, which will have the effect of integrating many aspects of our Net2Phone Global Services and Net2Phone Cable Telephony businesses. We have seen over the past two fiscal years, as we have implemented successful deployments of our VoIP product and service offerings with our customers and further developed our products, that it was becoming less efficient to manage our business through two separate operating entities. Our separate research and development, operations, and sales and marketing teams increasingly found themselves working on products and services that were being offered by both entities. Net2Phone Cable Telephony customers were taking advantage of Net2Phone Global Services products and services, and vice versa, as our sales teams were seeing success cross-selling our services. This led to further integration of our telecommunications administration services, including provisioning and billing and sharing of Network Operation Center (NOC) resources between the two subsidiaries.

As this integration became more extensive through the natural growth and development of our business and the needs of our customers, our management team and our Board of Directors believed it was time to reorganize our management structure and strategy to reflect these changes. This reorganization resulted in changes to managers’ accountabilities and, therefore, to the way the internal financial reports are organized

Back to Contents

and used by management and the Board of Directors to evaluate performance. The result of these internal changes is that we no longer qualify for segment reporting under applicable accounting standards. Therefore, beginning with the first quarter of fiscal 2006, we will no longer present our financial statements on a segment basis. From August 2003 through the end of fiscal 2005, substantially all of our revenue was generated by Net2Phone Global Services and the business units that made up this segment. Through Net2Phone Global Services, we offered a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world, focusing on higher margin opportunities in deregulating telecommunications markets. Net2Phone Global Services sold and marketed our services through three divisions, each designed to focus on a specific market. The International Channel Sales division sold our services to incumbent and competitive telecommunications providers and resellers around the globe that had access to consumers and small to mid-sized businesses. Our Consumer division sold our direct-to-consumer VoIP services. The Carrier Services division sold wholesale minutes on our VoIP network to telecommunications providers. Going forward under our new reporting and management structure, we intend to continue to operate these three divisions as three of our four sales channels, and we intend to begin to report the revenue generated by each of our four sales channels, International Reseller, Consumer, Carrier and Cable. We believe this information will provide our investors with a better understanding of our financial results and operations as currently conducted and how the Board of Directors and management intend to measure performance going forward.

Going forward, we expect to continue to devote a significant amount of resources to developing and extending our cable telephony business, and we expect our revenue from our Cable Channel (previously Net2Phone Cable Telephony) to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of cable operators in the U.S., Europe and Latin America whom we believe may prefer to buy our products and services rather than build their own internally developed cable telephony service. During fiscal 2005, we signed long-term agreements with several cable operators in the U.S. and Europe, and these cable operator customers are marketing our services to over 1.2 million homes as of July 31, 2005. We will continue to work with cable operators to deploy an integrated, tested and production ready telephony service, that may include our customized operations support systems, managed switching platforms, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

We signed our first cable contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and subsequently signed definitive cable telephony service agreements with Northland Communications Corporation, three Altice One entities (Coditel Luxembourg, Coditel Belgium, and EST Videocommunication), Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. In addition, on March 1, 2005, Net2Phone Cable Telephony entered into a Master Services Agreement with the National Cable Television Cooperative, a consortium of over 1,000 cable operators in the U.S. to provide an outsourced solution that allows member cable operators to provide telephony solutions to their subscribers. To date, several member cable operators have signed Member Participation Agreements pursuant to which they are providing telephony service to their subscribers using our VoiceLineSM service. For more information regarding our cable telephony service offerings, including our VoiceLine service, please see “Our Products and Services” below.

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of October 6, 2005, IDT held an aggregate of 40.8 percent of our outstanding capital stock and 56.9 percent of our aggregate voting power. In light of the relationship between us and IDT, our Board of Directors had previously formed a committee of independent directors to review and approve agreements and other material related party transactions arising from time to time between IDT and us. On June 28, 2005, we received a letter from IDT notifying our Board of Directors that IDT intends to make an offer to purchase all outstanding shares of our common stock not owned by IDT or its affiliates, at a price of $1.70 per share. Our Board of Directors charged the independent committee with reviewing the IDT offer, and the committee found the initial IDT offer not acceptable. On September 6, 2005, IDT announced that it was changing the form of consideration in its proposed offer to purchase our outstanding shares not owned by IDT or its affiliates from $1.70 in cash to $1.70 in value of IDT’s Class B Common Stock at a ratio of

Back to Contents

0.1283 IDT shares for each of our shares and the committee stated that this offer was also not acceptable. On September 13, 2005, the committee stated that it anticipates being in a position to engage in discussions with IDT in the near future, and such discussions are ongoing. The committee is continuing to negotiate with IDT. We cannot predict how long the negotiation process will take or whether any transaction will result. For more information on our relationship with IDT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” included elsewhere in this Annual Report.

Industry Overview

The VoIP industry has grown dramatically from the early days of calls made to and from personal computers. VoIP has become a widely used alternative technology that can replace services provided by a traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to consumers in the form of lower rates or retained by the VoIP provider.

Research firm IDC predicts that there will be 27 million residential VoIP telephony subscribers in the U.S. by the end of 2009, up from 3 million in 2005. The growth of VoIP has been and continues to be driven primarily by:

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

As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers, including Net2Phone. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, such as calling cards and Internet Protocol, or IP, telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP helps telecommunications providers reduce their network costs and deliver new products and services that cannot be supported by traditional networks.

Cable Telephony Market

A subset of the overall VoIP market, the cable telephony market also continues to grow, and represents a significant revenue growth opportunity for cable operators. According to JupiterResearch, cable operators have the largest U.S. VoIP opportunities due to their brand strength, marketing muscle, quality control and “bundle-ability” with other products. Research firm Sanford C. Bernstein & Co., LLC projects there will be 20.7 million cable telephony subscribers in the U.S. by 2010, which will include 18.5 million subscribers using VoIP technology to receive this service, citing cable operators as key beneficiaries of the growth in VoIP.

We believe cable operators will continue to be motivated to deploy VoIP services such as ours for three primary reasons. First, because it completes their ability to offer a bundle of voice, video and data services, the so-called “triple play”. The ability to offer subscribers this triple play gives cable operators a competitive advantage over local phone companies, DSL competitors, and satellite television service providers, at least in

Back to Contents

the near term. Second, as cable operators face more competition from other high-speed data service providers, they will face downward pricing pressure, and will look to voice services revenue to supplement these lost revenue streams. Third, subscribers to this triple play of services are less likely to change to another service provider, and therefore customer retention rates have improved. We believe these trends will serve us well as we continue to implement our cable telephony business plan.

VoIP technology permits cable operators to implement and offer telephony services comparable to those offered by traditional telephone service providers, at costs below those associated with traditional telephony technology. VoIP cable telephony services can use the public Internet to carry voice traffic or can employ a fully managed network. VoIP cable telephony services that use the public Internet can suffer from the data loss and transmission delays associated with the Internet. In contrast, by using a fully managed VoIP network that does not rely on the public Internet, VoIP operators, such as Net2Phone, can give voice calls priority over data and video traffic or even reserve a dedicated channel for phone service on a cable operator’s network and thereby significantly improve call quality. Several cable operators including Cablevision, Time Warner Cable, Comcast and Cox Communications have deployed VoIP-based cable telephony as a product offering and in aggregate are estimated to have more than 1.7 million VoIP-based cable telephony subscribers by the end of 2005, according to Sanford C. Bernstein & Co., LLC.

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

Our Products and Services

We offer a variety of VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers around the world. Our centrally managed platform supports a full range of consumer and corporate hardware products and services that we believe can enhance quality, lower costs and improve ease of use and management. Below is a description of our products and services as sold through our four sales channels, International Reseller, Consumer, Carrier and Cable. Prior to August 1, 2005, the products and services now sold through our International Reseller, Consumer and Carrier Channels were marketed and sold through our Net2Phone Global Services subsidiary, and the products and services now marketed and sold through our Cable Channel were marketed and sold through our Net2Phone Cable Telephony subsidiary.

1. International Reseller Channel

Our International Reseller Channel primarily markets and sells our products and services to resellers around the world, who in turn sell our services to consumers, businesses, Internet cafes and others. While we may offer other products and services through this channel when the opportunity arises, we have focused and expect to continue to focus sales to our resellers on the following offerings:

•
VoiceLineSM. Our VoiceLine service is an alternative to a traditional phone line. VoiceLine is a broadband phone service that uses Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of

Back to Contents

high-speed data networks. VoiceLine allows our customers to offer residential broadband telephony solutions. One of Net2Phone’s fastest growing services, VoiceLine is now offered through our International Reseller, Consumer and Cable Channels. We believe this service is still in its early growth stage as we work with new customers to install services and current customers to add new markets. Since calls route through the Internet, the costs are lower and the savings are passed onto end users. In our International Reseller Channel, we sell VoiceLine to resellers, primarily located outside of the United States, who then market and sell our service to end users, either under our brand, as a co-branded service, or as a private label service.

•
Enterprise Solutions. We provide a suite of VoIP products and services targeting enterprise customers. The suite is designed to meet the needs of small and medium sized businesses by providing them with the flexibility of either adding VoIP to their existing analog private branch exchange, or PBX, system or replacing these systems with a full fledged Internet protocol, or IP, PBX offering. The solutions provide customers with the ability to make free calls within their corporations, connect branch offices and lower local, national and international telephone bills. The suite is comprised of three products, VoiceDirectorSM, VoiceAccessSM and VoiceLineSM Business Plus, each described below.

First, our recently introduced VoiceDirector is our most robust enterprise VoIP solution, combining IP-PBX functionality along with local, long distance and international calling plans. VoiceDirector is a complete service solution that allows corporate customers to obtain all voice communications using our platform, leveraging our technology and termination services. Users can access the VoiceDirector network via scalable gateways and office handsets, PC based softphones (which allow computer-to-computer and computer-to-telephone calling and faxing), IP phones or Wi-Fi handsets, with future versions supporting additional value-added features and applications. Built on open source software, VoiceDirector uses the Session Initiation Protocol (SIP) VoIP standard as part of our ongoing effort to incorporate industry standard protocols and platforms to respond to our customers’ needs. VoiceDirector allows businesses to deploy their communications and IP data solutions on a single, cohesive platform. Allowing small and medium sized businesses to access enterprise class PBX features provides them with the benefits of VoIP on a class usually reserved for larger businesses with significantly more resources to spend on telecommunications.

Second, for those businesses that may not need all of the features and services provided by our VoiceDirector service, our recently introduced VoiceAccess product allows small business customers to take advantage of the price benefits of our VoIP network without replacing their existing phone system. VoiceAccess allows these businesses to simply plug in a scaleable VoIP gateway, which is the hardware connection necessary to link to Net2Phone’s VoIP network, to their existing phone system (generally a PBX or key-phone system). With this supplemental VoIP plug-in, customers can place and receive VoIP calls, including free interoffice calling, on our network. This can reduce the cost of their domestic and international long distance outbound calls. In addition, this connection reduces the need to increase the number of incoming access lines on their existing system, which further reduces costs.

Third, VoiceLine Business Plus provides the advantages of our VoiceLine service to small businesses or branch offices that require only one or two lines of connectivity. VoiceLine Business Plus supports a host of advanced telephony features, including fax support, three way calling, voice mail with web access and enhanced call forwarding.

In addition to the new VoiceDirector, VoiceAccess and VoiceLine Business Plus services, we also offer our Max Private Voice Network, or Max PVN, which allows business customers to use their existing broadband connections to place free calls among their corporate offices and their primary business contacts, such as customers and suppliers. Max PVN is not based on a SIP protocol, but rather on a proprietary Net2Phone protocol. Our Max PVN and several of our other products also allow enterprises to access our VoIP platform to make low cost VoIP calls to anywhere in the world. Our Maxline product extension is designed for inbound calling to a device located anywhere in the world using a U.S. toll-free, US local or UK toll free direct inward dial, or DID, phone number. The

Back to Contents

Maxline product was designed to offer enterprise customers around the world the opportunity to create an American (or U.K.) presence in order to open up new business opportunities and markets.

•
Calling Cards and Prefix Dialing. We sell and market rechargeable calling cards in the U.S. and internationally through our resellers. We offer calling cards in over 130 countries that can be used to access our VoIP platform to place low cost local, long distance or international calls. Additionally, we offer dial-around numbers, called “prefix codes,” similar to the “10-10” service prevalent in the U.S.

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

2. Consumer Channel

Our Consumer Channel is comprised of broadband telephony, calling card services in the U.S. and our personal computer-to-telephone service, which we call PC-to-phone, which we pioneered in 1995.

•
Calling Cards. We sell and market our rechargeable calling cards in the U.S. through traditional direct-response advertising. In addition, many customers enroll for calling card services on our web site. We offer two primary calling card products, our Net2Phone DirectSM card and our PennyTalkSM card, each with features designed to fit the personal needs of our customers. We also offer a calling card that enables users to access our VoIP platform from 25 countries to place low cost calls. We also market through loyalty programs as well as through e-mail-based programs to existing customers, and other on-line advertising.

•	Broadband Telephony. We offer our broadband telephony service, which we call VoiceLine, directly to consumers from our website, www.net2phone.com.

•
PC-to-phone. We offer PC-to-phone, PC-to-fax and PC-to-PC services, primarily utilizing our Net2Phone CommCenterSM software, which allows consumers to place phone calls and send faxes to telephones and computers around the world. We provide these services to consumers globally through our website.

3. Carrier Channel

Through our Carrier Channel, we sell wholesale minutes through our VoIP network to other telecommunications providers around the world. Through our VoIP network, we offer carriers what we believe is a low cost, high quality alternative for the transport and termination of voice and fax communications.

4. Cable Channel

For the two years prior to August 1, 2005, we offered our cable telephony products and services through our Net2Phone Cable Telephony segment. Beginning August 1, 2005, we market and sell these services through our Cable Channel. Taking advantage of our experience and leadership in VoIP services, we have developed a fully outsourced VoIP service offering that enables cable operators to provide VoIP-based residential telephone services. Our offering provides comparable features and functionality to those provided by traditional phone companies.

We offer cable operators the ability to provide cable telephony services to their customers faster and with less expense than if they were to develop their own cable telephony service. Our service offerings allow cable operators to bundle telephony services with their video and data offerings. The cable operator can use its own brand, deliver a single bill and provide direct customer support to its customers. We work with cable operators to deploy an integrated, tested and operational telephony service, that may include our customized

Back to Contents

operations support systems, managed switching platforms, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Our service offering includes two primary solutions, CableLineSM and VoiceLineSM:

•	CableLine

Our CableLine service resembles traditional telephony in terms of service, quality, enhanced features, functionality and reliability, and is engineered to conform with the PacketCable technical specifications set by CableLabs, a consortium of cable operators in the U.S. Our platform uses a fully managed network and does not need to carry voice traffic over the public Internet, which may suffer from data loss and transmission delays. CableLine’s accompanying network management toolset, which we call CVOSS, enables us to guarantee quality from call inception through termination. Throughout each point in the network — the local cable hybrid fiber coaxial, or HFC, network, the Inter-Exchange Carrier, or IXC, segment and the local termination — our CableLine solution delivers end-to-end guaranteed call quality, network availability and service management. We also support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support. CableLine is comprised of three components:

(1) Planning and Deployment Services

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

(2) Switching and Service Assurance Platform

The switching and service assurance platform provides the infrastructure required to support VoIP cable telephony and consists of the following elements:

A. Call Management Server Platform.     Our call management server platform provides the features and functions typically delivered by a hardware-based switch, known as a CLASS 5 switch, but at a significantly lower cost. The software-based solution allows us to process a call and deliver it through the most efficient, cost effective and high quality route, provide CLASS 5 feature support (for example, caller ID, call waiting, distinctive ring and three-way calling), interface to the PSTN for termination and origination and provide network generated announcements.

B. Record Keeping Server.     The record-keeping server is a real-time event messaging, collection, correlation and distribution database developed by us. The database stores the information generated by the call management server platform and the real-time assurance platform described below. Both the cable operator and our operations personnel can access the record-keeping server through a Web-based or software interface. Call information can be analyzed to help improve network functions and prevent possible future network problems. The record-keeping server also stores all the usage information required for customer support, billing, back office and management functions.

C. Real-time Service Assurance Platform.     The real-time assurance platform continually monitors the call management server platform and originates and terminates test calls across each cable, PSTN and IP entry and exit point to sample call quality and network availability. This information is collected and programmed by the cable operator and Net2Phone personnel to generate real-time alarms if actual performance metrics exceed predetermined thresholds. The result is that cable operators and Net2Phone can monitor call traffic and diagnose and resolve network problems in real-time, often before the telephone user notices any problem.

D. Cable Voice Operations Support System.     The cable voice operations support system, which we have developed, consists of a web-based portal and a software client interface to access, control, monitor and manage the cable telephony service. Once the proper administrative controls have been established in the cable voice operations support system, customer service and back office personnel use this system

Back to Contents

to access data required to provide customer support and track billing and accounts payable. Additionally, we and cable operator management can use the system interfaces to access management reports such as overall network quality, end-user customer service response times, billing history and calling patterns and destinations.

(3) Telecommunications Administration

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

•	VoiceLine

Our VoiceLine service is an important component of our Cable Channel offerings. As described above in the International Reseller Channel, VoiceLine is a broadband phone service that uses Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of high-speed data networks. VoiceLine allows cable operators and other broadband service providers to offer their subscribers residential broadband telephony solutions. The VoiceLine service is a centrally managed and hosted telephony solution that supports local, long distance and international calling. It provides an end user with a local phone number for inbound calling, and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling and voice mail. Our VoiceLine service can also seamlessly integrate its front and back office systems, including its billing platform, into the operator’s infrastructure. This allows the operator to provision accounts, provide customer support, and create a unified bill for video, high-speed data, telecommunications and other services. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

Leadership and Experience in VoIP.     We pioneered the development and commercial introduction of VoIP services and have a globally recognized brand name in the VoIP industry. We have a proven track record of quickly deploying and successfully managing our VoIP services around the world, across a variety of networks and technologies. We have a senior and experienced engineering team responsible for integrating and deploying our services, many with decades of telecommunications engineering experience, much of it gained at Bell Labs and IBM research laboratories. Over our ten-year history, our research and development team has created innovative new products, feature enhancements and applications to improve the performance and quality of our services. Our cable telephony service capitalizes on the call management and monitoring platform we developed for our original VoIP business, and the lessons learned from first-hand experience in developing and deploying VoIP services around the world for over a decade.

International Business and Regulatory Expertise.     We have an international sales and marketing team, including dedicated resources in Israel, Brazil, the Netherlands, France and Singapore. We work with telecommunications companies, cable operators, resellers and other partners in over 130 countries, and 57 percent of our revenue is derived from these international customers. When we can take advantage of financial or operational efficiencies, we have used the international resources and experience of IDT, our controlling stockholder and strategic partner. We have deployed points of presence, or POPs, around the world in both developed and developing countries. These POPs facilitate the broad distribution of our products and services on a high-quality basis, and allow us to maintain redundancies on our network and lower costs by using least-cost routing techniques. Deploying these POPs requires expertise in adapting

Back to Contents

designs to comply with local regulatory and engineering requirements, and in designing and operating network management systems that enable a remote network operations center, or NOC, to operate, maintain, diagnose and repair the POPs’ systems. We believe our years of experience navigating the complex business and regulatory environments in a wide variety of countries and locations around the world represents a significant competitive advantage over many of our competitors that lack this experience, particularly new market entrants just beginning to look at international opportunities.

Platform to Deliver Centrally Managed, High Quality and Low Cost Voice Services.     We provide many of our services through our centrally managed platform, which aggregates, provisions, rates, routes, monitors and bills phone calls in real-time. Our platform allows us to offer a comprehensive array of services meeting the varied needs of consumer, enterprise, cable and carrier customers. Through our platform, we track and manage calls to optimize voice quality. Our services support multiple technical standards and work on both dial-up and high-speed Internet connections. Our centrally managed platform allows us to increase the number of end users of our services, without significant additional capital expenditures generally associated with network build-outs.

Strategic Relationships.     We have established and expect to expand our strategic relationships with cable operators, equipment suppliers and telecommunications companies. Through our relationships with companies such as IDT and Level 3, we are able to obtain access to high quality telecommunications services and networks at competitive prices. We believe our cable telephony platform, combined with our strategic relationships with companies such as IDT, create a compelling and highly competitive cable telephony service offering.

Global Distribution Channels.     Net2Phone Global Services has developed and continues to expand and improve its global distribution channel that delivers low cost, high quality VoIP services to resellers around the globe. We deliver VoIP telephone services to businesses and consumers in over 130 countries through our global distribution network of over 500 resellers and other distribution channels. As countries continue to liberalize the regulation of their telecommunications services, we can employ our distribution network and capitalize on our existing reseller relationships to partner with incumbent telecommunications providers, well-capitalized new entrants, large systems integrators or significant sales and marketing organizations. In addition, as the number of Net2Phone cable partners continues to grow, we expect to benefit from the scale and quality of that combined market power and expect to be well positioned to effectively and quickly deliver new products and services to large numbers of consumers.

Financial Strength.      We have a strong balance sheet, with $98.0 million in cash, cash equivalents, and marketable securities as of July 31, 2005, which includes $20.4 million in restricted cash, cash equivalents and marketable securities. Our financial strength allows us to pursue new VoIP opportunities, such as the cable telephony market, while at the same time growing our existing core business lines in targeted areas. In addition, our financial strength allows us to offer cable operators flexible strategic, operational and economic alternatives for deploying cable telephony in their territories.

Our Strategy

Our strategy is to become the leading provider of VoIP telephony products and services in the markets we serve. The following are key elements of our strategy:

Capitalize on the Growth of VoIP Services and the Cable Telephony Market.     We believe we are well positioned to take advantage of the expected growth of the VoIP services and cable telephony markets. Technology research firm Kagan Research predicts that VoIP telephony services will pass 76.5 million homes in the U.S. by the end of 2005 and 113.1 million homes by the end of 2009, and that there will be 5.7 million cable telephony subscribers in the U.S. by the end of 2005 and 21.3 million by the end of 2009.

Target Small to Mid-sized Cable Operators in the U.S., Europe and Latin America.     Net2Phone Cable Telephony, now our Cable Channel, targets small to mid-sized cable operators in the U.S. and operators of all sizes in Europe and Latin America, whom we believe may be more likely to buy our services than to build their own cable telephony service. These cable operators may not have the significant technical and financial resources required to develop an internal cable telephony solution, such as the personnel to support network

Back to Contents

operations, engineering, support and project management. We believe our service and our expertise in VoIP reduces cable operators’ costs, time to market and risks associated with developing and maintaining an in-house cable telephony service.

Offer Flexible Deployment and Economic Alternatives.     Net2Phone Cable Telephony, now our Cable Channel, offers cable operators a choice of strategic deployment and economic alternatives for our cable telephony offering. Depending on the particular market and financial position of each operator, we tailor our offer to fit within the business objectives and the available resources of each cable telephony opportunity. We can develop and integrate specific features and applications into our service, such as voice-mail, voice-activated dialing and Internet-based account management, which the operator can then offer to its subscribers to meet the operator’s strategic objectives. For resource and capital constrained operators, we offer alternatives that require a lower amount of human resources and financial investment by the operator.

Focus on Opportunities in Emerging Markets and New Service Offerings.     Our International Reseller Channel targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. We plan to continue to enhance our global distribution chain by securing new resellers with strong local sales and marketing channels. Our plan is to develop and integrate new services into our existing managed platform.

Sales and Marketing

From August 1, 2003 through August 1, 2005, Net2Phone Global Services sold and marketed its services through three divisions, each designed to focus on a specific market. The International Communication Services Division sold our services to resellers across the globe that have access to consumers and small to mid-sized businesses. Our Consumer Division sold our direct-to-consumer VoIP services. The Carrier Services Division sold wholesale minutes on our VoIP network to other telecommunications providers. Going forward, we will sell and market our products and services through four channels. Three of the channels (International Reseller, Consumer and Carrier) will have sales and marketing strategies similar to the three previous Net2Phone Global Services divisions, and the fourth, Cable, will maintain the sales and marketing strategies of our Net2Phone Cable Telephony subsidiary, as described below.

International Reseller.     Our International Reseller Channel, formerly our International Communications Services Division, primarily contracts with resellers around the world, who in turn sell our services to retailers, businesses, Internet cafés and others in their local markets. Our experience in building a global distribution chain and integrating our services in the emerging international telecommunications environment assists us in effectively entering markets as they open to competition. This channel will continue to market to these resellers around the world, focusing on emerging markets in the Middle East and Central and South America. Recent examples of success in this market include our agreements with Cable & Wireless in several Caribbean Islands and ETB in Colombia.

We initiate and manage relationships with our international resellers through a global marketing and sales force of 40 employees and additional consultants and sales representatives located in the U.S., South America, Europe, the Middle East and Asia. Although our resellers are generally responsible for all sales and marketing expenses, we assist in managing their marketing efforts. We are focusing our marketing efforts towards selecting resellers in markets undergoing telecommunications deregulation over the next few years.

Using our platform, resellers can quickly and easily sell our products in their own countries. We enable our resellers to generate calling card accounts, create rate tables to support different markets, provide customized billing in multiple currencies and languages and offer customer support tools.

Consumer.     Our Consumer Channel is comprised of broadband telephony, calling card services in the U.S. and our PC-to-phone service. We market our rechargeable pre-paid calling cards in the U.S. through traditional direct-response advertising. In addition, many customers enroll for calling card services on our website. We also market through loyalty programs as well as through e-mail-based programs to existing customers, and other on-line advertising. We offer our broadband telephony service, our VoiceLine product line, and our calling cards and PC-to-phone service directly to consumers from our website, www.net2phone.com.

Back to Contents

Carrier.     We sell wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. IDT was our largest traditional carrier customer in fiscal 2005, representing, together with its affiliates, 51.3 percent of our carrier revenue and 7.6 percent of our total revenue.

Cable.     We will sell and market our cable telephony products and services through our Cable Channel, targeting small to mid-sized cable operators in the U.S. and operators of all sizes in Europe and Latin America. We will target those operators who we believe may not have the significant technical and financial resources required to develop and maintain an internal cable telephony service.

Our sales process combines business case development with a proposed technical architectural design. The timing of this process is variable and driven principally by the cable operator’s own strategic priorities.

We offer cable operators a range of services, strategic deployment and economic alternatives. Our primary business model has the operator outsourcing the planning, development and aspects of the ongoing operation of cable telephony to us. Under this model, the cable operator collects revenue from its customers and pays us a fee on a per subscriber basis for providing our integrated services as well as ongoing maintenance and support fees. In some situations, this per subscriber fee is supplemented by, or, if the economic terms warrant, replaced by, a revenue sharing arrangement. In addition, in certain cases we may also receive fees for professional services delivered during the design and integration phases of a deployment. Where appropriate, a cable operator may also reimburse us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling.

In most cases, the cable operator is responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any regulatory costs associated with offering cable telephony. In some cases we are responsible for some of these services and the related expenses. In most cases, the cable operator is also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber’s premises and the upgrade to its existing cable modem termination server. In some cases, we bear the capital and operating expenses for the planning, design, procurement, deployment and operation of the VoIP cable telephony infrastructure. Our capital expenditures will often include the hardware and software costs of integrating our services and systems with the operator’s systems. Some operators may choose to purchase equipment directly from third parties.

Our fees on a particular contract will depend on a number of variables, including the size of the cable operator’s telephony footprint, its ability to sell cable telephony services to its customers, the complexity of the deployment, whether we or the operator is funding the purchase of certain equipment and whether we are providing telecommunications administration services.

Telecommunications Services Memorandum of Understanding with IDT

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of October 12, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release, including all shares earned to date, to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5 percent, which we record to our direct cost of revenue. IDT charged us $0.2 million for such services in fiscal 2005. No charges were incurred in fiscal 2004.

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

Back to Contents

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

For more information on our relationship with IDT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions”, included elsewhere in this Annual Report.

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

Network Operations Center

Our Network Operations Center is located at our headquarters in Newark, New Jersey, and employs a staff of 18 people with experience in both voice and data operations to provide twenty-four hour support to our operations and customers around the world. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.

Customer and Technical Support

We provide customer service on various levels to different customers. Within the International Communications Services division of our Net2Phone Global Services business, we provide customer service and technical support directly to our resellers. The resellers provide their own support directly to their sub-resellers and end users. U.S. consumers who access our services directly through the website receive customer service and technical support through multilingual telephone communication, web-based customer service as well as e-mail support. We use multiple call centers globally to provide better support to our worldwide customer base.

We provide cable operators with the tools, documentation and software to deliver first level customer and technical support to their subscribers. We do not interface directly with cable operator’s subscribers. We provide advanced technical support to the cable operators directly.

Back to Contents

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

Key Suppliers

We expect that IDT will be a significant supplier of telecommunications services to support our cable telephony business. For a more complete discussion of this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Related Party Transactions” included elsewhere in this Annual Report.

We rely on one of our vendors, Level3 Communications, Inc., to deliver a suite of local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E911 emergency services and local number portability. By using Level3, we gain access to its telephone numbering resources, which expands the availability of our telephony products to cable operators.

Competition

International Reseller Channel

Internationally, the competitive marketplace varies from region to region. In markets where telecommunications has been fully deregulated, the competition continues to increase. Generally, newly deregulated markets strive to allow new entrants to establish a foothold and offer competitive services relatively easily. Our competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

Consumer Channel

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

Some providers, such as Skype Technologies, Go2Call and DeltaThree, Inc., offer similar PC-to-phone services to ours, and are now offering inbound calling with features on their services which may compete with our VoiceLine service offering. Other providers, such as Vonage Holdings Corp., Packet 8, AT&T, Verizon and Primus, compete with our VoiceLine service offering, and may become competitive with our International Communications Services offerings. AOL, Google and Yahoo! offer new services that have

Back to Contents

features similar to some of the products and services we offer though our Consumer Channel, and we may therefore face competition from them in these areas.

Carrier Channel

Wholesale Internet telephony service providers, such as Teleglobe Corp. and iBasis, Inc. compete with our carrier services. We also compete with other wholesale communications providers, such as MCI, Global Crossing, IDT, Qwest Communications and Sprint.

Cable Channel

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

Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to ours. These systems include combinations of softswitches, announcement servers and gateways, but some of these vendors do not offer telecommunications administration, record keeping servers or interconnections with the public switched telephone network. We can and may partner with some of these vendors to incorporate some of their elements into our offering as we use available components to complete our solution.

We and cable operators seeking to provide telephony services directly to customers will face competition for subscribers from incumbent local exchange carriers, such as Verizon, Qwest, SBC Communications and competitive local exchange carriers that offer similar services. We expect that competition for telephony services will be on the basis of price, quality, features, customer service and the ability to offer a bundled service offering of voice, data and video. Some local exchange carriers are or may become capable of providing bundled service offerings of voice, high speed internet and video similar to those which cable operators may provide. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may adversely affect demand for our product.

Research and Development

We operate two research and development facilities in our West Long Branch and Brick, New Jersey locations. Most of the employees at these facilities have technical expertise which covers areas including software and hardware development, switching, security, voice compression, protocols, web applications, PC development, interactive voice response systems, next-generation signaling, firewalls and network address translations, engineering real-time online transactions, billing, network and call management and conferencing network monitoring and cable systems. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Our future success will depend, in part, on our ability to improve existing technology, to retain services of talented employees and to develop new products and services that incorporate leading technology.

Software development costs are our primary research and development expenditures. Such costs, which totaled $12.0 million in fiscal 2005, $8.2 million in fiscal 2004, and $5.4 million in fiscal 2003, are included in selling, general and administrative expenses.

Regulation

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently generally not as regulated as traditional telephony services within the United States, the FCC is reviewing whether to apply additional regulations to VoIP services, and the United States Congress is considering several bills that would, if passed, impose new and additional regulations on providers of VoIP services, including us. In addition, several

Back to Contents

foreign governments have adopted or proposed laws and/or regulations that could be interpreted to restrict or prohibit the provision of VoIP services. Other countries, however, have begun to open their markets to competition from new Internet-based voice services. Regulation of Internet telephony providers and services may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on many of our primary business lines.

United States

Federal Regulation

FCC IP-Enabled Notice of Proposed Rulemaking, or NPRM

To date, the FCC has not imposed broad-based regulatory charges or traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined in this section. On March 10, 2004, the FCC opened a proceeding (Docket No. 04-36) to examine several regulatory and policy issues regarding the regulation of IP-enabled services (such as VoIP), technologies, and providers. This proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network and other telecommunications related fees and regulatory obligations. The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service.

The imposition of access charges, regulatory fees, or universal service contributions could substantially increase our costs of serving our customers in the U.S. We may have to increase our prices to cover these costs, which could have a negative impact on our ability to compete with other telephony providers. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services because companies may need to divert resources from research and development to comply with regulatory and contribution requirements. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements, which we believe would be good for us. Although the FCC has indicated it will preempt state regulation for some types of VoIP services, the FCC may decline to preempt all state regulation over various types of IP-enabled services, which may result in the imposition of additional regulation of VoIP services at the state level. We cannot predict what regulations, or the extent of regulation, if any, the FCC may impose. The FCC has, however, explained that it intends to rely wherever possible on competition and apply discrete regulatory requirements only where such requirements are necessary to fulfill important policy objectives. We cannot predict when the FCC will issue a final decision, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC’s decision.

E911 Order

On May 19, 2005 (in Docket 05-196) the FCC issued an Order, the E991 Order, requiring, among other things, that as of November 28, 2005, certain VoIP service providers offer enhanced 911 service, or E911 in a manner similar to that of traditional carriers. The E911 Order applies to those services that: (1) enable real-time, two-way voice communications; (2) require a broadband connection from the user’s location; (3) require Internet protocol-compatible customer premises equipment; and (4) permit users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network, together the interconnected VoIP services. The E911 Order also places several other obligations on providers of interconnected VoIP services, such as customer notification requirements. Several of our services fall within the type of services covered by the FCC’s E911 Order.

To date, the FCC has declined to extend the statutory liability protections applied to traditional wireline and wireless carriers to VoIP providers for offering emergency services. As part of the Order, the FCC issued a Notice of Proposed Rulemaking, or NPRM, to examine, among other things, whether the additional E911

Back to Contents

requirements should be imposed on VoIP providers and whether more types of Internet services should be obligated to offer E911. There are several petitions for clarification and appeals pending on the E911 Order.

We expect to expend significant resources to comply with the E911 Order. We rely on third party underlying service providers to offer E911. We may not be able to comply with the E911 Order or aid our cable operators or other service provider clients to comply with the E911 Order if we cannot maintain our agreements with underlying E911 service providers. In addition, if these service providers are not available in a geographic location, or if it is not otherwise technically feasible, we may not be able to comply or assist our cable and service provider clients to comply with the E911 Order. If we cannot comply with the Order, we may become subject to regulatory action, including fines and other penalties, and we may decide to or be required to disconnect customers, or to renegotiate or terminate our agreements with our customers. Ambiguities in the E911 Order and the proceedings arising from the E911 Order result in added regulatory uncertainty that may have a negative impact on our business.

As we deploy E911 services, we may have an increased risk of liability resulting from provision of these services, or the failure of these services to function as required. We intend to comply with the E911 Order and expect to continue to develop technologies to support emergency access and enhanced emergency services.

Communications Assistance for Law Enforcement Act, or CALEA

On September 23, 2005, the FCC released an Order requiring certain broadband and VoIP providers to accommodate wiretaps pursuant to CALEA. The FCC found that these services can essentially replace conventional telecommunications services currently subject to wiretap rules. The FCC reasoned that the definition of “telecommunications carrier” in CALEA is broader than the definition of that term in the Communications Act and can encompass providers of services that are not regulated as telecommunications services providers under the Communications Act. The CALEA Order also encompassed a NPRM to determine whether certain classes or categories of facilities-based broadband Internet access should be exempt from CALEA. The FCC established a deadline of 18 months from the effective date of the Order, by which time newly covered entities and providers of newly covered services must be in full compliance. While Net2Phone intends to comply with the FCC CALEA Order and continues to cooperate with law enforcement to enable authorities to accomplish lawful wiretaps, we may be required to expend significant resources to comply with CALEA. If we do not comply, the FCC may subject us to fines and penalties, and we may decide to or be required to disconnect customers, or to renegotiate or terminate our agreements with our customers.

Other VoIP Proceedings

On October 18, 2002, AT&T filed for a declaratory ruling from the FCC that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on AT&T’s phone-to-phone IP services. On April 21, 2004 the FCC ruled on AT&T’s petition that AT&T’s particular phone-to-phone service was a regulated telecommunications service and was therefore subject to access charges. The FCC may extend its findings in the AT&T Order to other VoIP services and providers, thereby imposing additional and burdensome regulatory requirements on some of our services.

On February 5, 2003 pulver.com filed a petition with the FCC seeking a declaratory ruling that its “Free World Dialup,” (which facilitates point-to-point broadband Internet protocol voice communications), is neither telecommunications nor a telecommunications service. On February 19, 2004 the FCC issued an order holding that Free World Dialup is more properly classified as an information service and not subject to regulations governing traditional telecommunications providers. In another proceeding, on November 9, 2004, the FCC ruled that services similar to Vonage’s broadband Internet telephony service are interstate in nature, thereby preempting states from imposing entry regulations on providers of these services. The FCC, however, declined to preempt state laws governing taxation, fraud, commercial dealings, marketing, advertising and other business. In these proceedings, the FCC has demonstrated its preference for minimal regulation of nascent VoIP services in order to promote technological and competitive development, which is beneficial to us.

Back to Contents

Intercarrier Compensation

Currently, the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access and other fees and charges. On April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation — the payments among telecommunications carriers resulting from their interconnecting networks. In March 2005, the FCC released a further NPRM regarding intercarrier compensation reform. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in our rates as a result of new FCC regulations could have a material adverse effect on our ability to compete with other carriers. Additionally, our rates from underlying carriers may increase due to regulatory fees such as the Universal Service Fee.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, intellectual property issues, taxation of services, and licensing.

State Regulation

State governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission, or CPUC, opened a docket to investigate whether it has jurisdiction to regulate VoIP services. On December 17, 2003, the CPUC closed its investigatory docket pending the outcome of the FCC’s various VoIP-related proceedings. The New York State Public Service Commission, or NYPSC, has ruled that another company’s particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has to date, however, declined to issue a broad regulatory policy related to all types of VoIP services, although it is currently considering the regulatory framework for VoIP services as part of a larger proceeding on the state of competition in New York. On May 24, 2004, the NYPSC found that another provider’s particular broadband VoIP service was a telecommunications service subject to New York telecommunications regulations. On July 16, 2004, a federal district court issued a preliminary injunction against the NYPSC pending outcome of relevant FCC proceedings.

Following an investigative workshop held by the Florida Public Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections. There are approximately 30 states and U.S. territories that have examined or are in the process of examining the regulatory status of VoIP to some extent, and many have sent us inquiries about our services. We have responded to these letters by asserting that we are an information service and not a telecommunications provider and, therefore, are not subject to regulation under their laws. If the states require us to register as a telecommunications provider, we may become subject to significant additional fees and charges, although we may decide to challenge these charges or the regulations establishing them. There can be no assurance that these states, or others that may contact us in this regard, will accept our position or that our challenges will be successful.

Back to Contents

VoIP over Broadband, such as Cable Modem Services

The regulatory status of cable VoIP could be affected by the state and federal legislative efforts and the FCC and court decisions in the proceedings discussed above. Our ability to provide broadband telephony services to cable and other operators may also be influenced by federal and state regulations specific to Internet over broadband services such as DSL or cable (also known as cable modem services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component. On June 7, 2005 the U.S. Supreme Court upheld the FCC’s interpretation of cable modem service as an unregulated “information service.”

The FCC is engaged in several other proceedings to examine the regulatory treatment of cable modem services and other broadband technologies such as DSL that may indirectly affect the market for our cable telephony service. Although the FCC has maintained a pro- competitive regulatory policy for cable modem and broadband services, we cannot predict the impact that market forces and regulatory developments might have on its business and operations related to our broadband telephony solutions.

On the state and local levels, regulators may try to impose additional franchise fees and requirements on cable operators seeking to offer cable telephony within the state. While federal laws limit the extent of state and local regulation over cable networks used to offer telecommunications services, states may nevertheless attempt regulation. The FCC is also examining the role, if any, of state and local governmental authorities in regulating cable modem and broadband services in general. Where state or local regulators impose additional requirements on cable providers that offer voice or cable modem services, this may create disincentives for cable operators to deploy these services and, in turn, materially decrease market demand for our cable telephony solution.

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

While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. Other countries, however, are beginning to take a more structured approach to regulating VoIP. For instance, in 2002 the European Union, or EU, adopted several directives that revamp the existing EU telecommunications policies and regulations (Directives). The EU Directives, collectively referred to as the New Regulatory Framework (NRF), require Member States to adopt laws that implement the provisions of the NRF and that promote its key objectives, which include fostering competition and innovation, liberalizing markets and simplifying market entry; promoting the single European market and the interest of citizens. While the European Commission (EC) monitors and supervises the Member States of the EU to ensure they properly apply the provisions of the Directives, the primary responsibility for implementing the provisions of specific EU legislation lies with the legislatures and regulatory authorities of the Member States. Accordingly, although Member States are required to adhere to the EU laws, Member States do not necessarily take a uniform approach toward a particular service such as

Back to Contents

VoIP. Moreover, one of the key tenants of the NRF is technological neutrality, which means that a given service should in theory be subject to the same kind of regulation, regardless of the technological platform or network over which the service is delivered. The level of regulation in a given situation will depend principally on market analysis conducted by each regulatory authority. The heaviest regulatory burden will fall on providers that are found to hold a dominant position on the relevant market. Certain consumer protection, quality of service and public safety obligations may be imposed on providers of publicly available voice services, even if the providers do not hold a dominant position on the market.

There is considerable uncertainty as to how this last aspect of the NRF would apply to providers of VoIP services such as Net2Phone. Many countries are choosing to regulate VoIP like traditional phone service if the subscriber to the VoIP service is allocated a geographical telephone number of the same type as that given to users of traditional telephone service. Currently, we intend to offer our cable telephony platform, and other services, in several EU countries, including France, Belgium, and Luxemburg. We cannot guarantee that these or other EU Member States where we may elect to do business will refrain from imposing additional regulations on our VoIP services as they implement and interpret the NRF. The EU and several Member States have issued consultation documents requesting industry comments on the applicability of aspects of the NRF to various VoIP services in their respective countries. We cannot predict the outcome of these consultations or the manner in which Member States will implement the NRF with respect to VoIP services such as ours.

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

Moreover, our resellers, underlying providers, and wholesale clients such as cable companies in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with every regulatory or other legal requirement in their respective countries, or that they will be able to comply with existing or future requirements. Failure of our partners to comply with these requirements could materially and adversely affect our business.

Back to Contents

Regulation of the Internet

In addition to regulations addressing Internet telephony, cable modem and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. International governments are adopting and implementing privacy and data protection regulations that establish certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate or tax the Internet. We cannot predict whether new taxes will be imposed on our services both nationally and internationally, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

Intellectual Property

We rely on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to protect our intellectual property rights.

Patents

We currently own, directly or through wholly owned subsidiaries, twenty-nine patents issued in the United States and twenty-eight foreign patents, plus we have over twenty-seven applications pending in both the U.S. and abroad. Several of the patents relate to VoIP communications, including: (1) U.S. Patent Number 6,137,792 (Patent ‘792); (2) U.S. Patent Number 6,389,038 (Patent ‘038); (3) U.S. Patent Number 6,108,704 (Patent ‘704); (4) U.S. Patent Number 6,513,066 (Patent ‘066); and (5) U.S. Patent Number 6,009,469 (Patent ‘469). Patent ‘792 relates to a method and system for enabling data transmission over a bypass circuit-switched network between two computers connected to a public packet-switched network, such as the Internet. Patent ‘038 relates to a method and system for combining plural independently addressable packets into a larger packet, called a SuperPacket, which improves the utilization of a telecommunications channel, and helps reduce latency. Patents ‘704, ‘066 and ‘469 relate to a protocol for establishing point-to-point

Back to Contents

communications over a packet switched network, such as the Internet, in which protocol addresses are dynamically assigned. Because these patents relate to our core business, we believe the patents have value. Patent ‘792 was issued on October 24, 2000 and expires June 14, 2016. Patent ‘038 was issued May 14, 2002 and expires January 21, 2020. Patent ‘704 was issued on August 22, 2000 and expires September 24, 2015. Patent ‘066 was issued on January 28, 2003 and expires September 25, 2015. Patent ‘469 was issued on December 28, 1999 and expires September 25, 2015.

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

Trademarks

We own 40 registered trademarks in the United States and more than 100 foreign registered trademarks.

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

Domain Names

We have registered many Internet domain names that contain the term NET2PHONE. We have not obtained all of the domain names that we would like to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. We have encountered several instances of third parties who have registered the term NET2PHONE within a domain name. We have generally had success in obtaining the transfer of those domains that we deemed important to our business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings or other means, but we cannot assure you that we will be successful in the future in obtaining all domains that we deem important. Finally, there are many variations of the word NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because we are in large part an Internet business, we may be materially and adversely affected by the unauthorized use of the word NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

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

Employees

As of July 31, 2005, we employed 273 individuals full-time, one individual part-time, and 13 individuals on a temporary basis. These employees include approximately 97 in technical support, 40 in marketing and sales, 30 in management and finance, 56 in operations and 64 in research and development. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Revenues and Assets by Geographic Area

For fiscal 2005, 57 percent of our revenue was derived from international customers, and 43 percent from customers in the United States. As of July 31, 2005, 7 percent of our long-lived assets were located outside of the United States. For more detailed information concerning our geographic segments, see Notes 6 and 23 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Key Customers

IDT was our largest carrier customer in fiscal 2005, representing, together with its affiliates, 51.3 percent of our carrier revenue and 7.6 percent of our total revenue for fiscal 2005.

Executive Officers

The following are the executive officers of Net2Phone as of October 12, 2005.

Executive Name	Age	Officer Since	Present Office

Liore Alroy	37	2004	Chief Executive Officer
Arthur Dubroff	55	2002	Chief Financial Officer
Glenn J. Williams	42	1999	Executive Vice President of Business and Legal Affairs, General Counsel and Corporate Secretary
Jonathan Reich	39	1999	Chief Executive Officer, Net2Phone Global Services
David Lando	62	2003	Chief Operating Officer, Net2Phone Global Services
Michael Pastor	37	2003	President, Net2Phone Cable Telephony

Liore Alroy has served as our Chief Executive Officer and as a member of our Board of Directors since 2004. From January 2003 to October 2004, Mr. Alroy served as a Senior Vice President of IDT Corporation, our controlling shareholder. In this role, Mr. Alroy was responsible for mergers and acquisitions, strategic initiatives and related financing activities for IDT, and was also a strategic advisor for Net2Phone’s cable telephony business. From July 2001 to December 2002, Mr. Alroy served as an independent consultant to IDT, performing similar functions. From March 2000 to June 2001, Mr. Alroy was a corporate and tax attorney in private practice. From September 1999 to March 2001, Mr. Alroy was a part-time consultant for a variety of different companies, and prior to that time a tax attorney with the law firm of Skadden, Arps, Slate, Meagher and Flom LLP.

Arthur Dubroff has served as our Chief Financial Officer since November 2002. From February 2002 to November 2002, Mr. Dubroff was an independent contractor for us, serving in the capacity of Controller. Prior to February 2002, Mr. Dubroff was Chief Financial Officer of Virtual Communities, Inc., a provider of

Back to Contents

ethnic websites and content management software tools, since July 2000. He served as Chief Financial Officer of Enhance Financial Services Group Inc., a financial guaranty reinsurer from 1996 to 2000.

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

Back to Contents

RISK FACTORS

Investing in our common stock involves risks. You should carefully consider the information under “Risk Factors” and all other information included in, or incorporated by reference into, this prospectus before investing in our common stock. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline, perhaps significantly.

Risks Related to Our Business

We have reported losses from operations in every fiscal year of our operating history other than 2003.

We have never generated income from operations in any fiscal year, except for fiscal 2003, when we realized a gain from a litigation settlement, which resulted in income from operations. Our aggregate revenue from inception to July 31, 2005 was approximately $661.8 million, and our accumulated deficit was $815.1 million as of that date. We will need to generate significant additional annual revenue beyond the $78.8 million of revenue generated in fiscal 2005 to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

IDT Corporation, our majority stockholder, has made an offer to purchase all of our outstanding stock not owned by IDT, and if our independent directors accept the offer, we will be acquired by IDT.

In light of the relationship between us and IDT, our Board of Directors formed a committee of independent directors to review, evaluate and approve or disapprove of agreements and other material issues arising from time to time between IDT and us. On June 28, 2005, we received a letter from IDT Corporation, our controlling stockholder, notifying our Board of Directors that IDT intended to make an offer to purchase all outstanding shares of our common stock not owned by IDT or its affiliates, at a price of $1.70 per share in cash. Our Board of Directors charged the independent committee with reviewing the IDT offer, and the committee found the initial IDT offer not acceptable. On September 6, 2005, IDT announced that it was changing the form of consideration in its proposed offer to purchase our outstanding shares not owned by IDT or its affiliates from $1.70 in cash to $1.70 in value of IDT’s Class B Common Stock at a ratio of 0.1283 IDT shares for each of our shares and the committee stated that this offer was also not acceptable. On September 13, 2005, the committee stated that it anticipates being in a position to engage in discussions with IDT in the near future, and such discussions are ongoing. We cannot predict how long the negotiation process will take or whether any transaction will result. Even if our independent committee reaches an agreement with IDT, we cannot predict the final structure of any transaction, the per share purchase price, or the time required to close the transaction. In addition, this process involves a number of additional risks, including: the diversion of management attention from operational matters; the incurrence of significant incremental costs associated with the proposed transaction; our inability to attract and retain key personnel given the uncertainty of the transaction and the company’s future; the potential disruption of our business; and customer dissatisfaction or performance problems. The realization of all or any of the risks described above could materially and adversely affect our stock price, business and our results of operations. If our independent committee does not reach an agreement with IDT in a timely manner or at all, this could have an adverse impact on our stock price and our relationship with IDT, or IDT may choose to reduce the compensation offered in exchange for our shares or pursue a transaction without the input of our independent committee and management. For additional information on the risks associated with our relationship with IDT, see “Risks Related to Our Relationship with IDT” below.

Back to Contents

We intend to pursue new streams of revenue, including from our cable telephony business, which may not be profitable.

Beginning in fiscal 2004, we devoted, and we will continue to devote, significant capital and resources to the development of our cable telephony business, and we cannot ensure when or if this investment will be profitable. Our business models for our cable telephony business are still being defined, and have not been tested on a broad basis.

We are just beginning to test our cable telephony service on a large scale and with multiple operators in multiple jurisdictions. We cannot be sure that our service offering will be scalable to the extent necessary to serve a large customer base or that our services will deliver sufficient reliability or quality on a large scale basis, or at all. Our cable telephony business faces other risks, including, but not limited to the following:

•	end users of cable telephony services may not accept our product as an alternative to their existing telephony services on a wide-scale basis, or at all;

•	cable operators have and may in the future choose to build their own internal cable telephony services, and not outsource to providers such as us;

•	the failure of cable operators to successfully market, and help generate consumer demand for, cable telephony service;

•	international deployments may be delayed due to the variety of legal, tax and implementation issues that are often unique to the host country;

•	the long period of time required to consummate an agreement with a cable operator, deploy the service and earn revenues; and

•	the legal and regulatory environment related to cable telephony may change in a manner that would preclude us from pursuing this opportunity in a profitable manner, or at all.

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

We believe that, as the expected growth in our cable telephony business accelerates, or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Back to Contents

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

Our competitors include the following:

International Reseller Channel.     Competitors include both government-owned phone companies as well as emerging competitive carriers.

Consumer Channel.     There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors. Competitors include AT&T, MCI, Sprint, IDT and Regional Bell Operating Companies, all of whom offer their own pre-paid calling cards. Some providers, such as Skype Technologies, Go2Call and DeltaThree, Inc., offer similar PC-to-phone services to ours, and are now offering inbound calling with features on their services which may compete with our VoiceLine service offering. Other providers, such as Vonage Holdings Corp., Packet 8, AT&T, Verizon and Primus, compete with our VoiceLine service offering, and may become competitive with our International Communications Services service offerings. AOL, Google and Yahoo! offer new services that have features similar to some of the products and services we offer though our Consumer Channel, and we may therefore face competition from them in these areas.

Back to Contents

Carrier Channel.     Wholesale Internet telephony service providers, such as Teleglobe Corp. and iBasis, Inc. compete with our carrier services. We also compete with other wholesale communications providers, such as MCI, Global Crossing, IDT, Qwest Communications and Sprint.

Cable Channel.     Our ability to sell our cable telephony services may be further limited by the fact that cable operators have and may in the future elect to develop and maintain their own cable telephony service instead of buying services from us. We compete with several companies, such as Sprint Corporation, who currently market cable telephony services directly to consumers and cable operators. These companies may be able to offer services similar to ours, or features that we may be unable to provide, and they may offer services at prices lower than we intend to charge. Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to us. We along with cable operators seeking to provide our telephony services directly to customers, will face competition for subscribers for telephone service from incumbent local exchange carriers, such as Verizon, Qwest, SBC and competitive local exchange carriers for subscribers for telephone services. We expect that competition for telephone services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled voice, video and data service offering. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, data and video similar to which cable operators who have upgraded their systems to two-way digital cable can provide. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may adversely affect demand for our product.

We have previously identified material weaknesses in our internal controls over financial reporting, and if we identify additional issues, this could negatively impact our stock price.

In our quarterly reports on Form 10-Q for the periods ending January 31, 2005 and April 30, 2005, we identified deficiencies in our internal controls over financial reporting that led us to conclude that, when taken together, we had a material weakness in our internal controls over financial reporting. In addition, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto (“Section 404 Rules”), which require us to evaluate our internal financial controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as of July 31, 2005. Our management report is included in this Annual Report on Form 10-K for the year ending July 31, 2005, and it contains our assessment that we believe that we maintained effective internal controls over financial reporting as of July 31, 2005.

We will continue to report on the adequacy of our internal controls over financial reporting as required by law. If we are unable to timely report on the effectiveness of our system of internal controls over financial reporting under the Section 404 Rules, or if we must disclose material weaknesses related to our system of internal controls over financial reporting, investor confidence in our internal controls over financial reporting and financial statements could be damaged and cause our stock price to decline.

We have and plan to increasingly depend on our international operations, which subject us to unpredictable regulatory, economic and political situations.

Our customers based outside of the United States generated approximately 57 percent of our revenue during fiscal 2005. A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

•	changing regulatory requirements, which vary widely from country to country;

•	action by foreign governments or foreign telecommunications companies to limit access to our services;

•	increased bad debt and subscription fraud;

•	legal uncertainty regarding liability, tariffs and other trade barriers;

Back to Contents

•	economic and political instability; and

•	potentially adverse tax consequences.

For example, several of our largest customers are based in the Middle East, Asia and Latin America and other areas of the world where there is the potential for significant political and economic instability. More than 19 percent of our revenue was derived from customers in the Middle East in fiscal 2005. We have experienced power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. In addition, the regulatory environment in these countries changes frequently, and the regulations are often difficult to obtain in a timely manner and to interpret as applied to our technologies. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law in these countries. Moreover, developments in the Middle East, such as the continuation of hostilities by the United States or others, could result in the disruption of our business in the regions affected by the hostilities. These events could also reduce travel to these regions, which could further adversely affect our calling card business, which relies in large part on the use of calling cards by travelers. We cannot assure you that these political and economic difficulties will not continue or that they will not expand into other geographic areas experiencing political and economic instability. These difficulties could materially and adversely affect our business, financial condition and results of operations.

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

Back to Contents

We rely on the Internet and third-party communications infrastructure over which we have little control.

Our service could be disrupted, our reputation could be harmed and we could lose customers, if the quality and maintenance of the third-party communications infrastructure on which we rely suffers. This infrastructure, including the Internet and leased transmission facilities, is sometimes used to carry our voice traffic between our customers. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve this equipment, our service quality may be harmed, we may lose customers and our business, financial condition and results of operations may be materially and adversely affected. We do not control the security of the Internet and our business could be materially harmed by unauthorized activity, which results in congestion, failures or deficiencies in the infrastructure.

Our cable telephony business depends on key vendors for hardware devices, softswitches and other services.

Our Cable Channel relies on several service providers to support its cable telephony service offering. In addition to IDT, our Cable Channel relies on Level3 Communications, Inc., Intrado, Inc., Accenture, LLP, VeriSign, Inc. and other providers to deliver a suite of local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E911 emergency services and local number portability. By using these providers, we gain access to telephone numbering resources, which expands the availability of our telephony products to cable operators. To date, we have not entered into definitive written agreements with all of these service providers. In addition, we may have difficulty integrating the various services we receive form these companies into our product offerings seamlessly where such integration is required. If we cannot enter into definitive agreements with these providers and successfully integrate the services they provide into our product offerings, we would need to find replacement providers. We may not be able to find and contract with replacement providers in a timely manner, or at all. If we cannot locate, contract with and integrate with the service providers we need to deploy our cable telephony service in the various locations where we are deploying our products around the world, our Cable Channel business could be materially and adversely affected.

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

Back to Contents

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

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. For example, in February 2000, Multi-Tech, Inc. filed a lawsuit against us alleging that we infringe upon its patents. While we received a successful ruling in this case, we incurred substantial expenses defending this claim. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

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

Risks Related to Our Relationship with IDT

We are controlled by IDT and Mr. Howard Jonas.

IDT Corporation, either directly or through its affiliates, owned an aggregate of 40.8 percent of our outstanding capital stock and 56.9 percent of the aggregate voting power of our capital stock on October 6, 2005. Mr. Howard Jonas controls IDT because he beneficially owns a controlling voting interest in the voting securities of IDT and serves as the chairman of its board of directors. As a result, Mr. Jonas and IDT have

Back to Contents

the power to control or influence the selection of our board of directors, management and other decisions important to our business.

We may experience conflicts of interest resulting from IDT’s power to elect the members of our board of directors and the presence of IDT officers and directors on our board.

IDT has the power to nominate and elect the members of our board of directors when such members become eligible for re-election, so long as at least five members are not affiliated with us or IDT, as required by our bylaws. The vice chairman of our board, Howard Jonas, is also the chairman of IDT’s board of directors. On October 31, 2004, Stephen Greenberg, our previous chief executive officer and vice chairman of the board, resigned as our chief executive officer and became chairman of our board. Mr. Greenberg has received and will continue to receive compensation from IDT. One of our other directors, James Courter, serves as a director and the chief executive officer of IDT. In addition, our new chief executive officer effective October 31, 2004, Liore Alroy, whose appointment was influenced by IDT, also serves on our board. Mr. Alroy was previously a senior vice president at IDT. Although a majority of our board members are independent directors, our board may still face significant conflicts of interest with respect to matters involving IDT and other matters that may arise in the ordinary course of our business.

IDT’s holdings may limit your ability as a stockholder to influence the outcome of matters subject to a stockholder vote.

IDT is able to exert considerable influence over us, including in the election of our directors, the appointment of management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of our company or of all of our assets. In addition, we could be prevented from entering into certain transactions that could be beneficial to us and our stockholders, as IDT can effectively block these transactions through its voting control of us. Third parties will likely be discouraged from making a tender offer or bid to acquire us because of IDT’s stock ownership and voting control of us. See the risk factor “IDT Corporation, our majority stockholder, has made an offer to purchase all of our outstanding stock not owned by IDT, and if our independent directors accept the offer, we will be acquired by IDT” above.

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

IDT, together with its affiliates, was our largest carrier customer in fiscal 2005, representing 51.3 percent of our carrier revenue and 7.6 percent of our total revenue for fiscal 2005. While we have understandings in place with IDT relating to the carrier services we provide to them, only some of them have been reduced to writing, and with respect to the agreements that are not in writing, they may be terminated at any time by either party, or the terms could change without notice to us. Termination of these relationships, or a deterioration of the terms available to us, could significantly reduce our revenues, which may have a material adverse effect on our business, financial condition and results of operations.

Back to Contents

We will depend on IDT to provide various telecommunications services to us. We do not currently have a definitive agreement in place with IDT for these services.

On October 29, 2003, we entered into a binding memorandum of understanding with IDT for the provision of telecommunications services to Net2Phone Cable Telephony. Under the memorandum of understanding, it is contemplated that IDT and its affiliates will provide to us telecommunications services that will be important to our cable telephony business. We expect IDT to provide us with some or all of the following services: network access, call termination, call origination, and other related services. We expect to obtain favorable pricing on these services during the term of our agreement with IDT. We expect to purchase from IDT a significant portion of telecommunications services that we require to support our cable telephony business.

Our agreement with IDT for these services is currently in the form of a legally binding memorandum of understanding. The memorandum of understanding requires that we and IDT use good faith efforts to negotiate, execute and deliver a definitive agreement that comprehensively sets forth the obligations of IDT to supply the telecommunications services. If, for any reason, the parties do not execute a definitive agreement, IDT may elect not to provide these services to us. If we enter into the definitive agreement and IDT does not perform its obligations under the agreement, we will be required to seek alternative supply arrangements.

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

Under the terms of the memorandum of understanding, we have agreed to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive agreements in consideration for IDT providing the telecommunications and other services to us. The stock will be held in escrow to secure IDT’s performance obligations and will be released to IDT in equal annual amounts over five years, which began October 29, 2003, with the first release of all shares earned to date to occur when definitive agreements are signed. If third parties can provide services to us on more favorable terms, we may determine not to purchase services from IDT. IDT may not be able to provide these services to us in the quantities we demand. We may determine to purchase similar services from other suppliers for other reasons as well. Even if we do not purchase from IDT our anticipated or required volume of services, IDT may still be entitled to receive all of these shares so long as it is offering the services and otherwise performing its obligations under the agreement. Assuming these 6.9 million shares are issued, IDT will control 61.8 percent of our aggregate voting power based on our outstanding stock on October 6, 2005.

These shares are subject to variable accounting treatment until they are released from escrow and therefore must be marked-to-market each quarter, resulting in a quarterly charge to earnings equal to the aggregate market value of one-fourth of the shares that will vest on each anniversary of the agreement. These charges may materially reduce our earnings.

Risks Related to Our Industry

Federal and state regulations may be passed that could harm our business.

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact VoIP services are not currently subject to the same level of regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are

Back to Contents

lobbying the Federal Communications Commission, or FCC, and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that recently enacted regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of 911 services required for traditional telecommunications providers, could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. We have received directives from some state regulators that we register as a telecommunications provider in their states. In response, we are taking the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunications service. However, these states may reject our position and may subject us to regulation and require us to pay associated charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our extensive international operations, from which we derived approximately 57 percent of our revenue in fiscal 2005.

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

New regulations, such as the requirement to provide enhanced 911, or E911, services, may increase our cost of doing business and subject us to additional liability.

We expect our need to comply with new regulations to increase our costs of doing business, which means we may need to raise our prices or lower our margins, which could adversely affect our ability to be competitive and to become profitable. In addition, as we begin to offer new products and services the failure of such products and services to perform or function properly may also subject us to legal claims or actions from our customers. For instance, we intend to offer services that enable customers to access emergency services in order to comply with new FCC requirements in this area. This has required us to spend significant internal resources to develop the necessary technology, enhance our operations center to monitor compliance, and enter into agreements with service providers to provide necessary technology or services. Even with this significant effort, while these services may resemble traditional emergency services such as 911, they are fundamentally different in terms of routing and reliability. We endeavor to disclose any and all limitations of the emergency services we offer but we cannot guarantee that customers will use the services properly or read our disclosures and disclaimers. In addition, while we are working diligently to meet the requirements of the FCC’s E911 Order, it is still subject to change, and we cannot ensure that we will be able to comply with FCC regulations with respect to 911 in all of our markets, or across all of our services. This may require us to terminate certain agreements or stop providing services to some of our end users or to expand into new

Back to Contents

markets where we cannot provide E911 services, which could have a material adverse effect on our business and results of operations. If we cannot provide the service or if our service fails and a 911 call does not get through, this may subject us to additional liability if the person needing assistance cannot access emergency services. Unlike traditional local exchange service providers that are protected from this liability by statute, VoIP providers have not been granted such protection.

In addition, other new and existing laws may cover areas that impact our business that include, but are not limited to:

•	sales, excise and other taxes;

•	user privacy;

•	pricing controls;

•	export and international commerce related transactions;

•	characteristics and quality of products and services;

•	consumer protection; and

•	encryption.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any. For a complete discussion of what we believe are the most material regulations impacting our business, see “Business–Regulation” included elsewhere in this Annual Report.

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

IDT’s control of a majority of our voting stock enables it to block or deter attempts by third parties to acquire control of our company. In connection with the letter we received on June 28, 2005 from IDT notifying our Board of Directors that IDT intended to make an offer to purchase all outstanding shares of our common stock not owned by IDT, on July 6, 2005, the Independent Committee of our Board of Directors, which was established to review related party transactions, inquired whether IDT would be willing to sell its shares in Net2Phone to a third party, if that third party were willing to acquire all of Net2Phone. On July 8, 2005, IDT indicated that it would not be interested in selling the Net2Phone shares it owns to a third party. IDT, therefore, may not approve any takeover bid other than its own, even if other stockholders believe an alternative transaction is in their best interests. In addition, some of the provisions of our certificate of

Back to Contents

incorporation and bylaws and in Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium over the then market price. For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids. In addition, our certificate of incorporation authorizes the board of directors, without further stockholder approval, to issue preferred stock, which could have the effect of delaying, deferring or preventing a change in control of us. The issuance of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others. Our bylaws and articles of incorporation contain provisions that require stockholders to act only at a duly called meeting in certain circumstances and make it difficult for any person other than management to introduce business at a duly called meeting by requiring such other person to follow certain notice procedures. Certain provisions of Delaware law could delay or prevent a change in control of Net2Phone, discourage acquisition proposals or diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock or over a stockholder’s cost basis in our common stock.

Additional Information

The Company’s internet address is www.net2phone.com. We make available, via a link to the Securities and Exchange Commission’s website and through our investor relations website located at www.net2phone.com, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, Net2Phone, Inc., 520 Broad St., 8th Floor, Newark, NJ 07102.

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “may,” “will,” “should,” “continue,” “future,” “potential,” “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are our ability to expand our customer base and to develop additional and leverage our existing distribution channels for our products and solutions, include:

•	IDT Corporation’s offer to purchase all of our outstanding common stock not currently owned by IDT,

•	pursuit of new streams of revenue which may not be profitable,

•	dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments,

•	our ability to address international markets,

•	the effectiveness of our sales and marketing activities,

•	the acceptance of our products in the marketplace,

•	the timing and scope of deployments of our products by customers,

•	fluctuations in customer sales cycles,

•	our customers’ ability to obtain additional funding,

•	technical difficulties with respect to our products or products in development,

•	the need for ongoing product development in an environment of rapid technological change,

•	the emergence of new competitors in the marketplace,

•	our ability to compete successfully against established competitors with greater resources,

•	the uncertainty of future governmental regulation,

•	our ability to manage growth and obtain patent protection and additional funds,

•	general economic and business conditions, and

•	the other factors referenced in this Annual Report, including, without limitation, under the section entitled “Risk Factors”.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward- looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

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

Domestic Office Locations(1)	Total Sq. Ft.	Business Segment Served	Description	Lease Expiration Date

Newark, New Jersey	47,401	Net2Phone, NGS & NCT	Headquarters	May 31, 2010
Brick, New Jersey	14,663	NCT	Laboratories	March 31, 2011
West Long Branch, New Jersey	31,485	Net2Phone and NGS	Laboratories	September 30, 2007
Foreign Office Locations

Ramat Beit Shemesh, Israel	4,500	NGS	International Sales Office	5/31/06
Singapore	60	NGS	International Sales Office	10/31/05
Alphaville, Brazil	70	NGS	International Sales Office	Month-to- month

(1) We lease approximately 13,000 additional square feet of office space in New York, New York, all of which is currently subleased to a third party through 8/31/06.

Item 3. Legal Proceedings

On June 28, 2005, our controlling stockholder, IDT Corporation, announced its intention to commence a tender offer for all outstanding shares of our common stock not already owned by IDT or its affiliates. Thereafter, six class actions were filed on behalf of our public common stockholders against IDT, Net2Phone, Inc. and all of our directors. Five of these actions were filed in the Court of Chancery, New Castle County, in Delaware and the sixth was filed in the Superior Court of New Jersey, Chancery Division, Essex County. In these actions, plaintiffs allege that the defendants have breached their fiduciary duty to the public shareholders and seek to enjoin the transaction alleging that the proposed consideration offered by IDT is inadequate. Plaintiffs also seek damages from the defendants in the event the transaction is consummated. Plaintiffs have granted an extension to answer, move or otherwise respond to the complaints until October 28, 2005.

We are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of these additional legal proceedings to which we are currently a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2005.

Back to Contents

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year Ended July 31, 2005	High	Low

First Quarter	$4.00	$2.54
Second Quarter	$4.16	$2.32
Third Quarter	$2.97	$1.55
Fourth Quarter	$1.95	$1.37

Year Ended July 31, 2004	High	Low

First Quarter	$7.79	$4.50
Second Quarter	$8.39	$4.31
Third Quarter	$7.40	$3.49
Fourth Quarter	$4.83	$2.81

On October 6, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $1.71 per share.

Holders

As of October 6, 2005, there were approximately 282 stockholders of record of our common stock and 6 stockholders of record of our Class A common stock, par value $.01 per share.

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

	Fiscal Year Ended July 31,

Statement of Operations Data:	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Total revenue	$78,757	$82,779	$91,750	$137,855	$150,199

Income (loss) from operations	$(37,967)	$(25,384)	$9,532	$(257,794)	$(240,210)

Net income (loss) available to common stockholders	$(38,285)	$(11,168)	$16,795	$(246,061)	$(366,508)

Net income (loss) per common share — basic and diluted	$(0.50)	$(0.16)	$0.28	$(4.21)	$(6.25)

Weighted average number of common shares used in calculation of basic net income (loss) per common share (a)	76,120	70,560	59,700	58,442	58,665

Weighted average number of common shares used in calculation of diluted net income (loss) per common share (a)	76,120	70,560	60,101	58,442	58,665

Cash, cash equivalents, restricted cash and marketable securities	$98,024	$132,080	$94,111	$108,691	$253,969
Total assets	141,830	165,257	144,646	183,405	435,297
Long term obligations and redeemable common stock	717	17,329	16,170	9,753	22,253
Total stockholders’ equity	95,619	128,625	76,329	45,913	269,297
Cash dividends declared per common share	—	—	—	—	—

As discussed in further detail in “Adjustments Reducing Revenue” below, beginning in the third quarter of fiscal 2002 and continuing through fiscal 2005, we performed an analysis each quarter of our deferred revenue account to determine whether the balance appropriately reflected our liability to provide services to our prepaid customers. These analyses often resulted in increases to the deferred revenue liability with corresponding and equal decreases to revenue, which we believe resulted from revenue and deferred revenue being misstated in periods prior to the third quarter of fiscal 2002. In the aggregate, during the period from the third quarter of fiscal 2002 through the end of fiscal 2005, these adjustments reduced revenue by a total of $12.0 million. Since we were not able to determine in which prior periods deferred revenue and revenue may have been misstated, and by how much, the adjustments were recorded in the quarter each analysis was completed and prior period financial results were not restated. The adjustments totaled $5.8 million in fiscal 2002, $3.7 million in fiscal 2003, $0.2 million in fiscal 2004 and $2.3 million in fiscal 2005, and resulted in an equal reduction (increase) to income (loss) from operations and net income (loss).

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

Back to Contents

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from being a pioneer developer of PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world.

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of October 6, 2005, IDT held an aggregate of 40.8 percent of our outstanding capital stock and 56.9 percent of our aggregate voting power. In light of the relationship between us and IDT, our Board of Directors had previously formed a committee of independent directors to review and approve agreements and other material related party transactions arising from time to time between IDT and us. On June 28, 2005, we received a letter from IDT notifying our Board of Directors that IDT intends to make an offer to purchase all outstanding shares of our common stock not owned by IDT or its affiliates, at a price of $1.70 per share. Our Board of Directors charged the independent committee with reviewing the IDT offer, and the committee found the initial IDT offer not acceptable. On September 6, 2005, IDT announced that it was changing the form of consideration in its proposed offer to purchase our outstanding shares not owned by IDT or its affiliates from $1.70 in cash to $1.70 in value of IDT’s Class B Common Stock at a ratio of 0.1283 IDT shares for each of our shares and the committee stated that this offer was also not acceptable. On September 13, 2005, the committee stated that it anticipates being in a position to engage in discussions with IDT in the near future, and such discussions are ongoing. The committee is continuing to negotiate with IDT. We cannot predict how long the negotiation process will take or whether any transaction will result. For more information on our relationship with IDT, see “Related Party Transactions” below.

From August 2003 until the end of fiscal 2005, our corporate structure was organized around two wholly owned operating subsidiaries, which we reported as distinct segments during this period:

•
Net2Phone Global Services, which delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies; and

•
Net2Phone Cable Telephony, which offers cable and other broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, our Board of Directors approved a reorganization of our management team and business lines, which will have the effect of integrating many aspects of our Net2Phone Global Services and Net2Phone Cable Telephony businesses. The result of these internal changes is that we no longer qualify for segment reporting under applicable accounting standards. Therefore, beginning with the first quarter of fiscal 2006, we will no longer present our financials on a segment basis. Going forward, our reporting will focus on our four core sales channels: International Reseller, Consumer, Carrier and Cable.

From August 2003 through the end of fiscal 2005, substantially all of our revenue was generated by Net2Phone Global Services and the business units that made up this segment. Through Net2Phone Global Services, we offered a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world, focusing on higher margin opportunities in deregulating telecommunications markets. Net2Phone Global Services sold and marketed our services through three divisions, each designed to focus on a specific market. The International Channel Sales division sold our services to incumbent and competitive telecommunications providers and resellers around the globe that had access to consumers and small to mid-sized businesses. Our Consumer division sold our direct-to-consumer VoIP services. The Carrier Services division sold wholesale minutes on our VoIP network to telecommunications providers. Going forward under our new reporting and management structure, we intend to continue to operate these three divisions as three of our four sales channels, and we intend to begin to report the revenue generated by each channel. This is how the Board of Directors and management intend to measure performance going forward. We believe this information will provide our investors with a better understanding of our financial results and operations as currently conducted.

Going forward, we expect to continue to devote a significant amount of resources to developing and extending our cable telephony

Back to Contents

business, and we expect our revenue from our Cable Channel (previously Net2Phone Cable Telephony) to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of cable operators in the U.S., Europe and Latin America whom we believe may prefer to buy our products and services rather than build their own internally developed cable telephony service. During fiscal 2005, we signed long-term agreements with several cable operators in the U.S. and Europe, and our cable operator customers are marketing our services to over 1.2 million homes as of July 31, 2005. We will continue to work with cable operators to deploy an integrated, tested and production ready telephony service, that may include our customized operations support systems, managed switching platforms, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

We signed our first cable contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and subsequently signed definitive cable telephony service agreements with Northland Communications Corporation, three Altice One entities (Coditel Luxembourg, Coditel Belgium, and EST Videocommunication), Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. In addition, on March 1, 2005, Net2Phone Cable Telephony entered into a Master Services Agreement with the National Cable Television Cooperative, a consortium of over 1,000 cable operators in the U.S., to provide an outsourced solution that allows member cable operators to provide telephony solutions to their subscribers. To date, several member cable operators have signed Member Participation Agreements pursuant to which they are providing telephony service to their subscribers utilizing our VoiceLineSM service.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT, pursuant to which IDT will provide us with support services, primarily as a component of the services we are offering to cable operators. It is anticipated that the 6.9 million shares, once issued, will be held in escrow to secure IDT’s performance obligations, and, subsequently, released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release scheduled for the date definitive agreements are signed. The shares are subject to variable accounting treatment until they are released from escrow, and, therefore, must be marked-to-market each quarter. Consequently, we recorded net charges of $1.1 million to non-cash services provided by IDT, a separate line item on our consolidated statements of operations, related to this agreement during fiscal 2005. The charges related to 2.4 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through July 31, 2005. During fiscal 2004, we recorded net charges of $3.4 million to non-cash services related to this agreement. Shares we may release from escrow for services received from IDT are excluded from the total number of Class A common stock shares reported as issued and outstanding in our July 31, 2005 consolidated financial statements. No definitive agreement has been executed as of October 12, 2005. For more information about the MOU and our relationship with IDT, see “Related Party Transactions” below.

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

Adjustments Reducing Revenue

We receive prepayments from customers for communications services. These payments are recorded as deferred revenue and recognized as revenue as the communications services are provided. During the period from our inception through January 31, 2002, we also recorded revenue based on historical information regarding the percentage of prepayments for which it was probable and estimable that the customer would not ultimately utilize our service. This revenue is commonly referred to as “breakage revenue”. We determined during our financial statement close process for the third quarter of fiscal 2002 that our deferred revenue

Back to Contents

liability did not adequately reflect our liability to provide future service to our customers. We concluded that the understatement of deferred revenue was the result of the estimated breakage percentage applied in prior periods being too high. Accordingly, in the third quarter of fiscal 2002, we ceased recording breakage revenue, and we developed a deferred revenue adequacy assessment process.

The process we developed at that time to examine the adequacy of our deferred revenue liability as of April 30, 2002 was a balance sheet focused review. We reconciled the deferred revenue liability balance in our general ledger with our customer prepaid account balance details. Based on the results of this reconciliation, we determined that an adjustment was necessary to increase the April 30, 2002 deferred revenue balance by $5.0 million, with a corresponding decrease to our revenue. We were unable to determine in which prior periods deferred revenue was understated and revenue was overstated, and by how much, because there was insufficient information available to determine what the proper estimate of breakage revenue by each period should have been in comparison to the breakage revenue that was recorded in each of those periods. Therefore, we recorded the $5.0 million reduction to revenue in the third quarter of fiscal 2002 rather than restating prior periods.

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

We implemented changes to the deferred revenue adequacy assessment process as of the second quarter of fiscal 2005 to appropriately reflect the present terms and conditions of our prepaid customer accounts, including whether the account has an expiration date or service charge associated with it. These changes resulted in an additional $2.0 million increase to deferred revenue and decrease to revenue in the second quarter of fiscal 2005. The $2.0 million adjustment brought the total of all adjustments resulting from our deferred revenue adequacy assessment process that we began in the third quarter of fiscal 2002 to $12.0 million. In our Forms 10-Q for the periods ended January 31, 2005 and April 30, 2005, we revised our revenue recognition policy to reflect our updated process, as set forth below in Critical Accounting Policies. In addition, we believe the improvements implemented to this process in the second quarter of fiscal 2005 enabled us to quantify and segregate the amounts of prepaid balances with no service fees or expiration dates that, based on historical data, are unlikely to be used. Since this income does not result from providing services to our customers, we have reported this income as miscellaneous income, rather than revenue, on the accompanying consolidated statements of operations in the second through fourth quarters of fiscal 2005, in the aggregate amount of $0.7 million. As the result of the improvements that we have implemented, we have determined that the deficiencies noted above have been remediated, and that as of July 31, 2005 our deferred revenue adequacy assessment process effectively determines the adequacy of our deferred revenue liability. For more information on the adequacy of our controls and procedures, see Item 9A, “Controls and Procedures”, below.

The table below sets forth the amount of the adjustment to reduce revenue in each period (which resulted in an equal reduction (increase) to income (loss) from operations and net income (loss) and the

Back to Contents

revenue, income (loss) from operations and net income (loss) reported each period, which reflect these adjustments.

Period ended	Adjustments reducing revenue	Revenue as reported (post adjustment)	Income (loss) from operations as reported (post adjustment)	Net income (loss) as reported (post adjustment)

	(in thousands)
10/31/2001	$—	$42,891	$(50,680)	$(41,355)
1/31/2002	—	37,839	(50,036)	(46,314)
4/30/2002	5,000	30,563	(139,582)	(138,492)
7/31/2002	775	26,562	(17,496)	(19,767)

Fiscal year 2002	$5,775	$137,855	$(257,794)	$(245,928)

10/31/2002	1,150	23,948	45,467	46,124
1/31/2003	596	23,051	(9,964)	(9,241)
4/30/2003	515	23,788	(9,831)	(9,289)
7/31/2003	1,475	20,963	(16,140)	(10,800)

Fiscal year 2003	$3,736	$91,750	$9,532	$16,795

10/31/2003	160	20,405	(7,640)	5,098
1/31/2004	111	19,812	(10,922)	(9,522)
4/30/2004	—	21,451	392	(462)
7/31/2004	—	21,111	(7,214)	(6,282)

Fiscal year 2004	$271	$82,779	$(25,384)	$(11,168)

10/31/2004	286	20,309	(9,020)	(8,243)
1/31/2005	1,971	17,817	(10,593)	(10,603)
4/30/2005	—	19,814	(8,239)	(9,806)
7/31/2005	—	20,817	(10,115)	(9,633)

Fiscal year 2005	$2,257	$78,757	$(37,967)	$(38,285)

Totals	$12,039	$391,141	$(311,613)	$(278,586)

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition.     Our international reseller service revenue is recognized as service is provided, that is, as minutes are used. Our consumer revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. Prepayments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. If it is determined that

Back to Contents

balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

With respect to our relationships with cable operators and broadband providers, we have not recognized significant revenue to date. Based upon the various terms of our customer contracts, we expect to earn revenue from several different sources, including:

•	Platform license fees — these fees are charged to certain customers based on customer contracted commitment levels and revenue is deferred and recognized over the remaining life of the agreement.

•
Monthly recurring fees — these are generally flat monthly fees based on the level of service or calling plans that the subscriber receives. Revenue from these fees is recognized as service is provided.

•
Revenue share — these fees are charges to certain cable operators or broadband providers as a percentage of those operators’ telephony revenue from subscribers and revenue is recognized as service is provided.

•	Maintenance and support fees — revenue from these fees is recognized when maintenance and support services are provided.

•
Usage and transaction fees — these fees are for variable minutes usage and for certain services such as international calls, out-of-plan minutes, directory assistance and transaction fees for service activation, deactivation and number porting. Revenue from these fees is recognized as service is provided, that is, as minutes are used or as transactions occur.

•	Equipment sales — revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the fair value of warrants issued in connection with our warrant incentive program (for a discussion of our accounting for the warrant program, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report) will be recorded as a reduction of revenue on the date the warrants vest, and the amortization of consideration paid to customers (for a discussion of our accounting for consideration paid to customers, see Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report) is recorded as a reduction of revenue over the term of the related contracts.

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

If we determine that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we determine whether an impairment exists based on the projected undiscounted cash flows expected to be generated by such assets. If the expected undiscounted future cash flows are less than the carrying value of the asset, we record an impairment loss based on such difference.

Expense Recognition Compared to Capitalized Costs.     Purchases that exceed $500, provide benefit to future periods and have useful lives greater than one year are capitalized. All other purchases are expensed in the period the underlying goods and/or services are received. Specifically:

Back to Contents

•	equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years;

•	leasehold improvements are recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the improvement or the remaining term of the related lease;

•	computer software licensed from third parties is recorded at cost and amortized using the straight-line method over the shorter of five years or the term of the related agreement; and

•
software development costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Such costs consist of payments made to third parties and the compensation costs of those employees working on such software development projects. Capitalized internal use software costs are amortized using the straight-line method over the shorter of five years or the useful lives of the internal use software.

Restructuring Accruals.     In fiscal 2005, 2004, and 2003, we recorded charges related to restructuring activities, eliminating employee positions and other strategic changes. The accruals recorded include estimates pertaining to employee termination costs and remaining lease obligations for closed facilities. Although we do not anticipate significant adjustments, the actual costs may differ from these estimates.

Stock-based compensation.     We maintain a stock option and incentive plan (see Note 18 of Notes to Consolidated Financial Statements included elsewhere herein). In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This required us to adopt SFAS No. 123 (R) effective August 1, 2005.

As permitted by SFAS No. 123, through July 31, 2005 we accounted for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, we generally recognize no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Public entities that used the fair-value-based method of accounting under the original provisions of SFAS No. 123 (whether for recognition or pro forma disclosure purposes) must adopt the provisions of SFAS No. 123 (R) using either the modified-prospective- transition (MPT) or the modified-retrospective-transition (MRT) methods. Under the MPT transition method entities will be required to apply all the measurement, recognition and attribution provisions of SFAS No. 123 (R) to all share-based payments granted, modified or settled after the date of adoption, while under the MRT transition method companies would restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123. Effective August 1, 2005, we adopted SFAS No. 123 (R) using the MPT transition method.

Back to Contents

Results of Operations

The following table sets forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended July 31,
	2005	2004	2003

	(in thousands)
Total revenue	$78,757	$82,779	$91,750
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization and non-cash services provided by IDT)	46,931	46,794	52,820
Selling, general and administrative	54,399	48,446	53,728
Depreciation and amortization	8,488	10,530	11,037
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	1,071	3,369	—
Non-cash compensation (attributable to selling, general and administrative)	3,972	(3,168)	15,304
Restructuring, severance, impairment and other items	2,562	2,192	7,363
Settlement of Cisco litigation	—	—	(58,034)

Total costs and expenses	117,423	108,163	82,218

Miscellaneous income	699	—	—

Income (loss) from operations	(37,967)	(25,384)	9,532
Interest income, net	1,864	1,981	2,021
Other income (loss), net	(2,182)	12,235	696

Income (loss) before minority interests	(38,285)	(11,168)	12,249
Minority interests	—	—	4,546

Net income (loss)	$(38,285)	$(11,168)	$16,795

As discussed in further detail in “Adjustments Reducing Revenue” above, beginning in the third quarter of fiscal 2002 and continuing through the first quarter of fiscal 2005, we performed an analysis each quarter of our deferred revenue account to determine whether the balance appropriately reflected our liability to provide services to our prepaid customers. These analyses often resulted in increases to the deferred revenue liability with corresponding and equal decreases to revenue, which we believe resulted from revenue and deferred revenue being misstated in periods prior to the third quarter of fiscal 2002. In the aggregate, during the period from the third quarter of fiscal 2002 through the fourth quarter of fiscal 2005, these adjustments reduced revenue by a total of $12.0 million. No adjustments were necessary in the third and fourth quarters of fiscal 2005. Since we were not able to determine in which prior periods deferred revenue and revenue may have been misstated, and by how much, the adjustments were recorded in the quarter each analysis was completed and prior period financial results were not restated. The adjustments totaled $3.7 million in fiscal 2003, $0.2 million in fiscal 2004 and $2.3 million in fiscal 2005, and resulted in an equal reduction (increase) to income (loss) from operations and net income (loss).

Comparison of Fiscal Years Ended July 31, 2005 and 2004 — Consolidated Results of Operations

Revenue.     Our revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased 4.9 percent from $82.8 million in fiscal 2004 to $78.8 million in fiscal 2005. The decrease in revenue was primarily driven by adjustments to our deferred revenue totaling $2.3 million, compared with only $0.3 million of such adjustments to deferred revenue during fiscal 2004 (see “Adjustments Reducing Revenue” above). Excluding these adjustments, fiscal 2005 revenue would have been $81.0 million, a 2.5 percent decrease compared to revenue on the same basis in fiscal 2004. Revenue excluding the aforementioned reductions is lower because of a decline in carrier and direct to consumer revenue, which is not fully offset by an increase in revenue generated through our international reseller and cable operator relationships.

Back to Contents

Direct cost of revenue.     Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. Direct cost of revenue increased slightly from $46.8 million in fiscal 2004 to $46.9 million in fiscal 2005. As a percentage of total revenue, these costs increased from 56.5 percent in fiscal 2004 to 59.6 percent in fiscal 2005. Without the aforementioned reduction to revenue, the increase in cost of revenue as a percentage of total revenue would have been from 56.3 percent to 57.9 percent. This increase resulted primarily from slightly increased pricing pressure in fiscal 2005 in our international reseller channel business, and prior period cost reductions recorded in fiscal 2004 due to favorable settlements with several connectivity carriers.

Selling, general and administrative.     Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. Selling, general and administrative expense increased 12.3 percent from $48.4 million in fiscal 2004, to $54.4 million in fiscal 2005. This increase was due primarily to increased administrative costs associated with our Net2Phone Cable Telephony business, as well as $1.6 million in non-recurring expenses relating to legal and investment banking expenses incurred by our independent committee in considering IDT’s proposed tender offer, to reserves for the potential uncollectibility of certain stockholder loans, and to the expensing of previously capitalized labor. In addition, in fiscal 2004 we received a $0.6 million one-time refund for the overpayment of employer taxes, which was reflected as a reduction in selling, general and administrative expenses. Although we expect to incur significant additional selling, general and administrative expense as we continue to build the infrastructure required to support services provided to our cable channel customers, we expect the rate of growth of these expenses to decrease in fiscal 2006, as much of this infrastructure is now in place.

Depreciation and amortization.     Depreciation and amortization decreased 19.4 percent from $10.5 million in fiscal 2004 to $8.5 million in fiscal 2005, which decrease would have been less if not for a $1.1 million adjustment that was recorded in fiscal 2005 to correct overstatements of depreciation expense relating to prior fiscal years. Excluding this adjustment, depreciation and amortization for fiscal 2005 would have been $0.9 million lower compared to fiscal 2004, reflecting the completion of depreciation associated with certain assets, which, based on their useful lives, have been fully depreciated.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).     In fiscal 2005 and 2004, we recorded net charges of $1.1 million and $3.4 million, respectively, related to the receipt of services from IDT to be paid for through the issuance of 6.9 million shares of Class A common stock. The issuance of these shares is subject to variable accounting treatment until the shares are released from escrow, and therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. These charges represent the mark-to-market adjustment of the value at July 31, 2004 and 2005 of 1.0 million and 2.4 million Class A common shares, respectively, that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through those dates. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into definitive agreements. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements and will be held in escrow to secure IDT’s performance obligation, and, subsequently, released to IDT in over the five year term of the MOU, which began October 29, 2003, with the first release scheduled for the date definitive agreements are signed. See “Related Party Transactions” below.

Non-cash compensation (attributable to selling, general and administrative).     Non-cash compensation increased from a net expense reduction of $3.2 million in fiscal 2004 to an expense of $4.0 million in fiscal 2005. The primary factor driving this increase is variable accounting for repriced stock options. During fiscal 2004, we reduced previously recorded expense by $5.3 million to reflect the mark-to-market impact on

Back to Contents

repriced options due to a decline in our stock price as of July 31, 2004. During fiscal 2005, we did not record any expense or additional expense reduction related to these repriced options as our stock price remained below all repriced exercise prices as of July 31, 2005. During fiscal 2005 and 2004, we recorded non-cash compensation of $4.0 million and $2.1 million, respectively, related to (i) a stock based incentive compensation program, (ii) amortization of grants of restricted shares, (iii) vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of our common stock, and (iv) funding of our 401(k) plan company match program. As discussed in “Recent Accounting Pronouncements” below, we adopted SFAS No. 123 (R) effective August 1, 2005. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Restructuring, severance, impairment and other items.     Restructuring, severance, impairment and other items increased from $2.2 million in fiscal 2004, to $2.6 million in fiscal 2005. The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,
	2005	2004

	(in thousands)
Exit and other costs	$706	$1,293
Separation agreements of former CEO, CFO and COO	872	1,244
Workforce reductions	552	163
Impairment charges, including recovery on assets held for sale	247	(89)
Reserve adjustments	185	(419)

Total	$2,562	$2,192

During fiscal 2005 we incurred net exit and related costs of $0.7 million which represents $1.2 million in contract termination costs relating to a secondary disaster recovery site that was migrated to an existing backup facility and exited lease costs, offset by a $0.5 million insurance recovery relating to the theft of certain equipment. During fiscal 2004, we incurred exit and related costs of $1.3 million, which included a $0.4 million charge to exit our disposable calling card business, and $0.9 million in costs primarily related to losses on existing office leases.

During fiscal 2005, we incurred severance and other work force reduction expense of $1.4 million, primarily due to ongoing charges related to the separation agreements we entered into with former officers. During fiscal 2004, we also incurred $1.4 million of such charges.

During fiscal 2005, we incurred $0.2 million in charges related to certain internally developed capitalized software that we determined was no longer in service. During fiscal 2004, we recorded a net recovery of $0.1 million for equipment that had previously been written off.

During fiscal 2005, reserves were increased $0.2 million primarily relating to legal expenses relating to the anticipated disposition of Aplio’s debt (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). During fiscal 2004, $0.4 million in net reserves were reversed primarily due to the execution of sublease agreements at more favorable terms than originally estimated and to adjustments of employee termination agreements based on subsequent decisions to retain certain employees.

Miscellaneous income.     We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. Beginning in the second quarter of fiscal 2005, if we determined that balances are unlikely to be used, we reduced the deferred revenue liability accordingly and recognized miscellaneous income. During fiscal 2005, we recorded $0.7 million of such income. During fiscal periods prior to the second quarter of fiscal 2005, the impact of eliminating such liabilities was recorded as revenue and we are unable to determine what such amounts might have been, if any.

Loss from operations.     Loss from operations was $38.0 million in fiscal 2005, a 49.6 percent increase, as compared to a loss from operations of $25.4 million in fiscal 2004. This increase is primarily due to a

Back to Contents

$7.1 million increase in non-cash compensation expense, higher selling, general and administrative expense and the aforementioned $2.3 million reduction to revenue. These were partially offset by a reduction of $2.3 million in non-cash services provided by IDT, which was driven by a decline in our stock price as of July 31, 2005. In addition, depreciation and amortization expense was lower due to the adjustments to correct prior overstatements that were recorded during fiscal 2005.

Interest income, net.     Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Net interest income was $1.9 million and $2.0 million in fiscal 2005 and 2004, respectively. Higher investment yields and higher average investment balances held during fiscal 2005 relative to fiscal 2004 were offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources” and the reversal of $0.4 million of interest income to reflect the write-off of accrued interest on reserved employee loans, as more fully described in “Related Party Transactions” below.

Other income (loss), net.     Other income (loss) includes the losses or gains resulting from non-operating transactions. Other income (loss) decreased from a gain of $12.2 million during fiscal 2004 to a loss of $2.2 million in fiscal 2005. This decrease is primarily attributable to the $12.2 million gain realized from the buyout of ADIR’s remaining minority interest holders during fiscal 2004 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report). In addition, in the third quarter of fiscal 2005 we determined that our recorded investment in a telephony software solutions provider experienced an other-than-temporary decline in value such that it no longer had any value to us. As a result, we wrote off the value of this investment, and the related impairment charge of $1.4 million is included in other income (loss), net. Also contributing to the decrease was a lower mark-to-market adjustment on Net2Phone shares held by Deutsche Bank during fiscal 2005 as compared to fiscal 2004.

Comparison of Fiscal Years Ended July 31, 2005 and 2004 — Operating Results by Segment

As discussed above, beginning with the first quarter of fiscal 2006, we will no longer present our financials on a segment basis. However, for periods up to July 31, 2005, discussion of our results of operations by segment remains relevant.

Operating results for our business segments are as follows:

	Year ended July 31,
	2005	2004	Percent better (worse)

	(in thousands)
NGS
Total revenue	$76,322	$81,137	(5.9)

US based revenue	31,597	35,689
Foreign based revenue	44,725	45,448

Segment income	3,739	5,161	(27.6)
Depreciation and amortization	5,164	7,747	33.3
Capital expenditures	3,419	3,038	(12.5)

Total assets	$32,453	$30,090	7.9

US based assets	32,147	(a)
Foreign based assets	306	(a)

Back to Contents

	Year ended July 31,
	2005	2004		Percent better (worse)

	(in thousands)
NCT
Total revenue	$2,435	$1,551		57.0

US based revenue	2,435	1,551
Foreign based revenue	(b )	(b	)

Segment loss	(16,171)	(9,306)		(73.8)
Depreciation and amortization	2,525	1,126		(124.2)
Capital expenditures	9,116	2,481		(267.4)

Total assets	$25,529	$8,607		196.6

US based assets	15,633	(a	)
Foreign based assets	9,896	(a	)

Corporate & Other
Total revenue	$—	$91		N/A

US based revenue	—	91
Foreign based revenue	—	—
Segment loss	(7,492)	(7,928)		5.5
Depreciation and amortization	799	1,657		51.8
Capital expenditures	30	20		(50.0)
Total assets	$83,848	$126,560		(33.7)

US based assets	83,848	(a	)
Foreign based assets	—	(a	)

Total Consolidated
Revenue	$78,757	$82,779		(4.9)
Segment loss	$(19,924)	$(12,073)		(65.0)

(a) Substantially all long-lived assets were located in the United States during this period.
(b) Substantially all revenue was derived from United States based customers during these periods.

Our Net2Phone Global Services segment included our International Channel Sales division, Consumer division, and our Carrier Services group. Substantially all of our revenue has been generated by Net2Phone Global Services. During fiscal 2005, Net2Phone Global Services continued to focus its activities on opportunities in emerging markets where we believe our services can command higher margins. Net2Phone Global Services’ revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, and other carriers. Net2Phone Global Services revenue decreased 5.9 percent from $81.1 million in fiscal 2004 to $76.3 million in fiscal 2005. This decrease is primarily due to the aforementioned $2.3 million reduction to revenue during fiscal 2005, as compared to a $0.3 million reduction in revenue during fiscal 2004. Excluding these reductions, Net2Phone Global Services revenue would have decreased 3.5 percent to $78.6 million, which is primarily due to our exit from the disposable calling card business, which occurred during fiscal 2004, and declines in revenue generated by our Consumer and Carrier Channels. We believe the reductions in revenue from our disposable calling card business and our Consumer and Carrier Channels will be replaced by other, higher-margin businesses, such as those offered by the International Reseller Channel through product offerings such as VoiceLineSM and our Enterprise Solutions. Net2Phone Global Services segment income decreased 27.6 percent from $5.2 million in fiscal 2004 to $3.7 million in fiscal 2005, primarily due to the aforementioned $2.3 million reduction to revenue. Excluding this adjustment, and the similar $0.3 adjustment in fiscal 2004, Net2Phone Global Services segment income increased 10.4 percent from $5.4 million in fiscal 2004 to $6.0 million in fiscal 2005, primarily due to economies of scale realized in consolidation of production development efforts.

Back to Contents

Our Net2Phone Cable Telephony segment included employees dedicated to providing cable telephony solutions to cable operators. Although the majority of Net2Phone Cable Telephony’s revenue during fiscal 2005 was generated by Liberty Cablevision of Puerto Rico, Inc, Net2Phone Cable Telephony has signed agreements with more than a dozen cable services providers that have begun to generate additional revenue and which we expect will provide an increasing proportion of our revenue during future years. Net2Phone Cable Telephony’s revenue increased 57.0 percent from $1.6 million in fiscal 2004 to $2.4 million in fiscal 2005, due to the revenue generated by the new cable services customers. Fiscal 2005 and 2004 revenue includes revenue recorded from the sale of telephony equipment of $0.9 million and $1.3 million, respectively. Net2Phone Cable Telephony’s segment loss increased 73.8 percent from $9.3 million in fiscal 2004 to $16.2 million in fiscal 2005 due to higher administrative costs incurred by Net2Phone Cable Telephony in staffing required to provide support services to its new cable operator customers.

Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our former subsidiary, ADIR Technologies, Inc. We have ceased recording revenue in our Corporate and Other segment upon the liquidation of our ADIR Technologies, Inc. subsidiary during the fourth quarter of fiscal 2004. Segment loss for the Corporate and Other segment, which reflects the Corporate and Other costs that have not been allocated to Net2Phone Global Services or Net2Phone Cable Telephony, was $7.5 million and $7.9 million in fiscal 2005 and 2004, respectively.

Until the recent reorganization of our management team and business lines discussed above, the operating results of our business segments were distinguishable and senior executive management regularly reviewed them. We evaluated the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, other income (loss), interest income, net, non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, settlement of Cisco litigation, minority interests and certain non-recurring items. Management, in allocating resources and making other daily operating decisions, excluded these items in evaluating segment performance. Portions of corporate expenses were allocated to the business segments based on relative headcount and attributed value-added.

Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income (loss) as reported is as follows:

	Year ended July 31,
	2005	2004

	(in thousands)
Consolidated segment loss	$(19,924)	$(12,073)
Add/(Deduct):
Depreciation and amortization	(8,488)	(10,530)
Inventory obsolescence	(364)	(556)
Non-recurring SG&A expense	(1,586)	168
Restructuring and other items	(2,562)	(2,192)
Non-cash compensation	(3,972)	3,168
Non-cash services	(1,071)	(3,369)

Consolidated income (loss) from operations	(37,967)	(25,384)
Interest income, net	1,864	1,981
Other income (loss), net	(2,182)	12,235

Consolidated net income (loss) as reported	$(38,285)	$(11,168)

Comparison of Fiscal Years Ended July 31, 2004 and 2003 — Consolidated Results of Operations

Revenue. Our revenue is derived from per-minute charges to our customers, primarily on a pre-paid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators. Revenue decreased 9.8 percent from $91.8 million in fiscal 2003 to $82.8 million in fiscal 2004. As

Back to Contents

discussed above in “Adjustments Reducing Revenue”, revenue during fiscal 2004 was reduced by $0.3 million, as compared to a $3.7 million reduction in revenue during fiscal 2003. Excluding these reductions, adjusted revenue would have decreased 13.0 percent from $95.5 million in fiscal 2003 to $83.1 million in fiscal 2004. Prior to fiscal 2004, we significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenue was primarily driven by these actions, as well as a significant reduction in our sales of disposable calling cards, a line of business we discontinued in the second quarter of fiscal 2004. Disposable calling cards generated low-margin revenue of $8.9 million during fiscal 2003, compared to $1.1 million during fiscal 2004. We have been focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card, Prefix Dialing services and cable and other broadband telephony services.

Direct cost of revenue.     Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Most of these costs were incurred within Net2Phone Global Services. However, in fiscal 2004, Net2Phone Cable Telephony recorded $1.4 million in installation and operating costs relating to its deployment to one cable telephony customer. Overall, direct costs of revenue decreased 11.4 percent from $52.8 million in fiscal 2003 to $46.8 million in fiscal 2004. As a percentage of total revenue, these costs decreased from 57.6 percent in fiscal 2003 to 56.5 percent in fiscal 2004. While the dollar cost decrease is primarily attributable to lower revenue, we are also realizing cost reductions, despite a $0.6 million inventory obsolescence charge taken during the second quarter of fiscal 2004, from a more efficiently structured and utilized network and from more aggressively priced termination contracts, some of which included retroactive credits for a portion of previously terminated traffic. Our decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed us to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, general and administrative.     Selling, general and administrative expense consists of salaries of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment, and referral fees. Selling, general and administrative expense decreased 9.9 percent from $53.7 million in fiscal 2003 to $48.4 million in fiscal 2004 due to continuing cost management initiatives, and elimination of expenses directly related to restructured operations. As a percentage of total revenue, these costs remained flat at 58.5 percent for both fiscal 2004 and fiscal 2003. We expect to incur significant selling, general and administrative expense related to the future growth of our sales to cable operators.

Depreciation and amortization.     Depreciation and amortization decreased 4.5 percent from $11.0 million in fiscal 2003 to $10.5 million in fiscal 2004, due primarily to $1.2 million in fiscal 2003 year end depreciation adjustments related to the accelerated write-off of certain capitalized software during the fourth quarter of fiscal 2003. Excluding this write-off, depreciation during fiscal 2004 would have increased by $0.7 million or 7.1 percent due to increased depreciation incurred on certain capitalized software brought into service during fiscal 2004. As a percentage of total revenue, these costs, excluding the aforementioned adjustments in fiscal 2003, increased from 10.7 percent in fiscal 2003 to 12.7 percent in fiscal 2004. This increase is due primarily to a 9.8 percent decrease in revenue in fiscal 2004 as compared with fiscal 2003.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).     In fiscal 2004, we recorded an expense of $3.4 million related to the receipt of services from IDT to be paid for through the issuance of Class A common stock. This expense, which was recorded for the first time during the fiscal quarter ended January 31, 2004, is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for attractive pricing on local and inter- exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. This charge represents the market value of 1.0 million Class A common shares that we may issue and subsequently release from escrow

Back to Contents

to IDT for services and benefits provided by IDT during fiscal 2004, as these shares must be marked-to-market each quarter based on their current market value until they are released from escrow.

Non-cash compensation (attributable to selling, general and administrative).     Non-cash compensation decreased from $15.3 million in fiscal 2003 to a net expense reduction of $3.2 million for fiscal 2004. There were two primary factors driving this year over year change, variable accounting for repriced stock options and the fiscal 2003 amortization of the discount of ADIR shares. Based on changes in our stock price, we recorded a charge of $4.9 million relating to repriced options in fiscal 2003 and a reversal of $5.3 million of previously recognized non-cash compensation expense relating to stock options in fiscal 2004. If our stock price increases, we will incur charges over the vesting period with respect to repriced options, until those options are exercised, cancelled or expire. The second factor related to the decrease in non-cash compensation expense is a $6.7 million charge recorded during fiscal 2003 for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. The total discount of approximately $17.8 million was amortized over the vesting period of such shares. The remaining unamortized discount at the close of fiscal 2003 of $3.8 million was written off as a component of other income, net, during the first quarter of fiscal 2004, as a result of the termination of all remaining ADIR employees. For more information regarding ADIR, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Restructuring, severance, impairment and other items.     Restructuring, severance, impairment and other items decreased from $7.4 million in fiscal 2003 to $2.2 million in fiscal 2004.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,
	2004	2003

	(in thousands)
Exit and other costs	$1,293	$3,970
Separation agreements of former CEO, CFO and COO	1,244	2,877
Workforce reductions	163	4,116
Impairment charges, including recovery on assets held for sale	(89)	1,815
Reserve adjustments	(419)	(5,415)

Total	$2,192	$7,363

In the first half of fiscal 2002, both our Chief Executive Officer and Chief Financial Officer resigned as we began to implement an overall long term restructuring plan, which would scale down our operations, organize us to compete more efficiently, and allow us to redirect our focus and resources towards a more profitable business plan. During the following two years, we executed this plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. As we continue to execute our plan, we are realizing lower costs and identifying more attractive revenue opportunities. While the majority of our restructuring costs were incurred during fiscal 2001 and 2002, we continued to incur these costs during fiscal 2003 and 2004. Those expenses within these charges that required cash outlays were funded through current operations.

During fiscal 2004, we incurred a $0.4 million charge to exit our disposable calling card business, recorded various impaired lease and settlement costs totalling $0.9 million, recorded executive separation charges of $1.2 million, employee separation costs of $0.2 million and an asset impairment charge of $0.2 million. Except for the closing costs associated with exiting our disposable calling card business, all fiscal 2004 restructuring charges relate to pre-fiscal 2004 restructuring initiatives. Partially offsetting these charges were net reserve reversals of $0.4 million, and a $0.3 million recovery of equipment that was previously written off.

During fiscal 2003, we initiated several additional restructurings, which resulted in higher charges related to workforce reductions in fiscal 2003 compared to fiscal 2004. In addition, the charges related to the separation agreements of the former CEO, CFO and our Chief Operating Officer, who resigned in July 2003,

Back to Contents

decreased in fiscal 2004 as compared to fiscal 2003, as components of certain long-term agreements became fully amortized, and the number of agreements decreased. Exit costs were higher in fiscal 2003 compared to fiscal 2004 primarily due to charges incurred for exiting various locations and eliminating various equipment and network build-outs. Additionally, we recorded a net recovery of impaired assets during fiscal 2004, compared with various asset impairment charges recorded during fiscal 2003. Lastly, in fiscal 2003, we settled various contractual obligations for amounts less than previously established reserves. This resulted in $5.4 million of favorable reserve adjustments, as compared with $0.4 million of similar adjustments in fiscal 2004.

Income (loss) from operations.     We recorded a loss from operations of $25.4 million in fiscal 2004 as compared to income from operations of $9.5 million in fiscal 2003. This change is primarily due to the net gain of $58.0 million that we realized from the settlement of our Cisco litigation which we recorded during fiscal 2003, and to the aforementioned reductions in revenue in each of the fiscal years. Excluding these two factors, we would have realized a loss from operations in fiscal 2004 and 2003 of $25.1 million and $44.8 million, respectively, which reflects a reduction in our loss from operations of $19.7 million or 43.9 percent. This decrease is primarily attributable to an $18.5 million decrease in non-cash compensation expense and to decreases in restructuring expense and selling, general and administrative expense, partially offset by the expense of non-cash services provided by IDT, which was incurred for the first time in fiscal 2004.

Interest income, net.     Interest income consists primarily of interest earned on cash equivalents and marketable securities, which is partially offset by interest expense incurred on long-term obligations. Interest income, net, remained flat at $2.0 million in fiscal 2004 as compared with fiscal 2003. This is primarily a result of higher average cash balances held during fiscal 2004 relative to last year, which was offset by incremental interest expense incurred through our Deutsche Bank obligation described below in “Liquidity and Capital Resources” that was executed during the fourth quarter of fiscal 2003.

Other income (loss), net.     Other income (loss), net, which includes the losses or gains resulting from non-operating transactions, increased from income of $0.7 million recorded in fiscal 2003 to income of $12.2 million recorded in fiscal 2004. This increase is primarily attributable to the non-cash, non-recurring $12.6 million gain realized from the buyout of ADIR’s remaining minority interest holders during the first quarter of fiscal 2004, and to a $0.8 million gain on the sale of our interest in eXact Advertising LLC, which we recorded during the fourth quarter of fiscal 2004. Partially offsetting these gains is a mark-to-market adjustment of $1.2 million related to Net2Phone shares held by Deutsche Bank based on a decrease in our stock price at July 31, 2004. These shares may serve to reduce our overall debt obligation to Deutsche Bank, however the amount of reduction in the debt obligation that these shares will provide us will vary according to the price of our stock.

Comparison of Fiscal Years Ended July 31, 2004 and 2003 — Operating Results by Segment

Operating results for our business segments are as follows:

	Year ended July 31,
	2004	2003	Percent better (worse)

	(in thousands)
NGS
Total revenue	$81,137	$91,131	(11.0)

US based revenue	35,689	45,473	(21.5)
Foreign based revenue	45,448	45,658	(0.5)

Segment income	5,161	1,833	181.6
Depreciation and amortization	7,747	9,051	14.4
Capital expenditures	3,038	4,044	(24.9)

Total assets (a)	30,090	38,995	(22.8)

Back to Contents

	Year ended July 31,
	2004	2003	Percent better (worse)

	(in thousands)
NCT

Total revenue	$1,551	$33	4,600.0

US based revenue	1,551	33	4,600.0
Foreign based revenue	(b)	(b)

Segment loss	(9,306)	(7,202)	(29.2)
Depreciation and amortization	1,126	335	(236.1)
Capital expenditures	2,481	2,345	5.8

Total assets (a)	8,607	13,445	(36.0)

Corporate & Other

Total revenue	$91	$586	(84.5)

US based revenue	91	586	(84.5)
Foreign based revenue	—	—

Segment loss	(7,928)	(7,700)	(3.0)
Depreciation and amortization	1,657	1,651	—
Capital expenditures	20	679	(97.0)

Total assets (a)	$126,560	$92,206	37.3

Total Consolidated

Revenue	82,779	91,750	(9.8)

Segment loss	(12,073)	(13,069)	7.6

(a) Substantially all long-lived assets were located in the United States during these periods.
(b) Substantially all revenue was derived from United States based customers during these periods.

Our Net2Phone Global Services segment includes our International Channel Sales division, Consumer division, and our Carrier Services group. Net2Phone Global Services’ revenue is earned from per-minute charges to our customers, primarily on a prepaid basis. Revenue decreased 11.0 percent from $91.1 million in fiscal 2003 to $81.1 million in fiscal 2004. As discussed above in “Adjustments Reducing Revenue”, revenue during fiscal 2004 was reduced by $0.3 million, as compared to a $3.7 million reduction in revenue during fiscal 2003. Excluding these reductions, Net2Phone Global Services revenue would have decreased 14.2 percent from $94.9 million in fiscal 2003 to $81.4 million in fiscal 2004. Prior to fiscal 2004, we significantly reduced our workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenue was primarily driven by these actions, as well as by a significant reduction in our sales of disposable calling cards, a line of business we discontinued in the second quarter of fiscal 2004. Disposable calling cards generated low-margin revenue of $8.9 million during fiscal 2003, compared to $1.1 million during fiscal 2004. We have been focusing our business activities on more strategic, higher-margin services, such as Enterprise Solutions and Rechargeable Calling Card and Prefix Dialing services. The aforementioned revenue reductions account for the increase in segment income from fiscal 2003 to fiscal 2004. Excluding these reductions, segment income would have been essentially flat, with the decline in revenues offset by lower operating costs, including a decrease in depreciation primarily due to a $1.2 million accelerated write-off of certain capitalized software in fiscal 2003.

Our Net2Phone Cable Telephony segment began operations in fiscal 2003 and provides cable telephony solutions to cable operators. Revenue increased from a nominal amount in fiscal 2003 to $1.6 million in fiscal 2004, which includes $1.3 million of revenue recorded from the sale of telephony equipment to our major customer, Liberty Cablevision of Puerto Rico. Net2Phone Cable Telephony’s segment loss increased from $7.2 million in fiscal 2003 to $9.3 million in fiscal 2004 due to higher administrative costs incurred for sales, marketing and staffing as it builds its business.

Back to Contents

Our Corporate and Other segment includes all of our administrative departments, such as our executive, legal, finance, human resources and facilities departments, as well as the results of our former ADIR Technologies, Inc. subsidiary. Revenue in fiscal 2003 and 2004 was primarily attributable to ADIR. We ceased recording revenue in our Corporate and Other segment upon the liquidation of ADIR during the fourth quarter of fiscal 2004.

Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income (loss) as reported is as follows:

	Year ended July 31,
	2004	2003

	(in thousands)
Consolidated segment loss	$(12,073)	$(13,069)
Add/(Deduct):
Depreciation and amortization	(10,530)	(11,037)
Inventory obsolescence	(556)	—
Non-recurring SG&A expense	168	(481)
Forgiveness of loan to former executive	—	(1,248)
Gain on settlement of Cisco litigation	—	58,034
Restructuring and other items	(2,192)	(7,363)
Non-cash compensation	3,168	(15,304)
Non-cash services	(3,369)	—

Consolidated income (loss) from operations	(25,384)	9,532
Interest income, net	1,981	2,021
Other income, net	12,235	696
Minority interest	—	4,546

Consolidated net income (loss) as reported	$(11,168)	$16,795

Related Party Transactions

IDT Corporation

Our controlling stockholder is IDT Corporation. We maintain significant business relationships with IDT and its affiliates. The following summarizes our interactions with IDT and its affiliates and the balances due to or from IDT at the end of the fiscal years indicated.

In light of the relationship between us and IDT, our Board of Directors had previously formed a committee of independent directors to review and approve agreements and other material related party transactions arising from time to time between IDT and us. On June 28, 2005, we received a letter from IDT notifying our Board of Directors that IDT intends to make an offer to purchase all outstanding shares of our common stock not owned by IDT or its affiliates, at a price of $1.70 per share. Our Board of Directors charged the independent committee with reviewing the IDT offer, and the committee found the initial IDT offer not acceptable. On September 6, 2005, IDT announced that it was changing the form of consideration in its proposed offer to purchase our outstanding shares not owned by IDT or its affiliates from $1.70 in cash to $1.70 in value of IDT’s Class B Common Stock at a ratio of 0.1283 IDT shares for each of our shares and the committee stated that this offer was also not acceptable. On September 13, 2005, the committee stated that it anticipates being in a position to engage in discussions with IDT in the near future, and such discussions are ongoing. The committee is continuing to negotiate with IDT. We cannot predict how long the negotiation process will take or whether any transaction will result.

In fiscal 2005, 2004 and 2003, we provided carrier services to IDT of $6.0 million, $4.9 million and $7.9 million, respectively, and purchased wholesale carrier services from IDT of $3.7 million, $4.3 million and $9.3 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT. Our corporate headquarters and several other facilities are leased from

Back to Contents

IDT. During fiscal 2005, 2004, and 2003, IDT charged us $1.8 million, $1.8 million and $2.1 million, respectively, in facilities lease fees.

IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines approved by the Audit Committee of our Board of Directors. On occasion, IDT is a counterparty to our purchase or sale of investment securities. During fiscal 2005, no securities purchases or sales were settled through IDT. During fiscal 2004, $38.5 million in securities purchases and sales were settled through IDT, and during fiscal 2003, $10.1 million in securities sales were settled through IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and to an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we have the right to retain legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate. In January 2003, we entered into an Intellectual Property Legal Services Agreement pursuant to which IDT charged us $25,000 per month for intellectual property services, including patent and trademark prosecution. On April 4, 2005, we terminated this agreement and are either performing internally, or retaining outside counsel or other advisors to provide, the intellectual property services formerly provided by IDT. We are in the process of negotiating a new agreement with IDT for IDT’s assistance with the development and maintenance of our intellectual property licensing and enforcement program. During fiscal 2005, 2004 and 2003, we incurred fees totaling $0.7 million, $0.5 million and $0.1 million, respectively, for all such services. We are currently negotiating other service agreements with IDT for the services they are providing that have not been formalized in written agreements. The costs for such services are included in the total charges noted.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During fiscal 2005, 2004 and 2003, we charged IDT reimbursement fees for project support services totalling $0.7 million, $0.3 million and $0.2 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of our disposable calling cards effective December 31, 2003, and provided for an orderly wind- down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.4 million to compensate UTA for estimated obligations associated with our disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on- going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded during fiscal 2005, sales of such cards to IDT affiliates in fiscal 2004 were nominal, and sales of such cards to IDT affiliates in fiscal 2003 amounted to $6.4 million.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of October 12, 2005.

The MOU requires IDT to provide us, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable and broadband telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points.

Back to Contents

Once issued, the 6.9 million shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5 percent, which we record to our direct cost of revenue. IDT charged us $0.2 million for such services in fiscal 2005. No charges were incurred in fiscal 2004.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment until the shares are released from escrow. Therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $1.1 million to non-cash services provided by IDT related to this agreement during fiscal 2005. The charges relate to 2.4 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through July 31, 2005. We recorded charges of $3.4 million to non-cash services provided by IDT related to this agreement during fiscal 2004.

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

We have determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.4 million and $3.4 million as of July 31, 2005 and 2004, respectively.

Liberty Media Corporation

Beginning in 2001, Liberty Media Corporation had been a strategic investor in our company. As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business

Back to Contents

relationships with us through its participation on our Cable Advisory Board. Previously, on October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During fiscal 2005 and 2004, we recorded $1.8 million and $1.5 million, respectively, in revenue from Liberty Cablevision of Puerto Rico. Fiscal 2004 includes revenue of $1.3 million from infrastructure and related technology components installed during the fiscal year that were necessary for Liberty Cablevision of Puerto Rico to broadly distribute our services. As of July 31, 2005 and 2004, we had receivables from this agreement of $1.0 million and $0.5 million, respectively, and had deferred revenue from this agreement of $1.2 million and $0.7 million, respectively.

Loans with Chairman

In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002. The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.8 million, $1.2 million and $1.2 million, respectively, during fiscal 2005, 2004 and 2003. During fiscal 2005 we wrote-off $0.3 million of interest that had accrued on the loan and was forgiven.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On October 31, 2004, Liore Alroy became our Chief Executive Officer, and our then current Vice Chairman and Chief Executive Officer, Stephen Greenberg, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During fiscal 2005, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and $0.7 million of non-cash compensation expense related to this agreement.

Agreement with former General Counsel

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

Back to Contents

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

The following table provides our cash flow data for the fiscal years ended July 31, 2005, 2004 and 2003.

	Year Ended July 31,
	2005	2004	2003

	(in thousands)
Net cash used in operating activities	$(21,356)	$(16,167)	$(7,132)
Net cash provided by (used in) investing activities	9,153	(44,713)	(22,597)
Net cash provided by (used in) financing activities	736	63,938	(2,147)

Net (decrease) increase in cash and cash equivalents	$(11,467)	$3,058	$(31,876)

As of July 31, 2005, we reported total cash, cash equivalents, restricted cash, and marketable securities of $98.0 million and working capital of $63.9 million. Of the $98.0 million, $20.3 million in short term restricted cash, and $0.2 million in long term restricted cash, cash equivalents and marketable securities was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). On May 7, 2003, our obligations to the Aplio stockholders were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $19.9 million in marketable securities held by the bank. The letters of credit expire on August 4, 2006.

In fiscal 2005, we released $7.5 million, which was previously held in an escrow account, to fund defined capital expenditures and other investments made by certain of our cable operator customers to support the deployment of our service (see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report). Net cash used in operating activities was $21.4 million in fiscal 2005, compared with $16.2 million in fiscal 2004 and $7.1 million in fiscal 2003. The increase in cash flow used in operating activities from fiscal 2004 to fiscal 2005 is primarily due to the aforementioned release of $7.5 million. The increase in cash flow used in operating activities from fiscal 2003 to fiscal 2004 is primarily due to receipt of $19.5 million, in the first quarter of fiscal 2003, from the settlement of litigation with Cisco. Thus, the $16.2 million of cash used in operating activities in fiscal 2004 represents a $10.4 million improvement compared to $26.6 million used in operating activities in fiscal 2003, excluding the cash received from the settlement of litigation with Cisco. This improvement was primarily attributable to favorable changes in working capital as a result of the timing of receipts and disbursements, as well as reduced operating costs.

Net cash provided by investing activities was $9.2 million during fiscal 2005, as compared to net cash used in investing activities of $44.7 million during fiscal 2004 and $22.6 million in fiscal 2003. The increase in net cash provided by investing activities from fiscal 2004 to fiscal 2005 is primarily due to lower net purchases of marketable securities. Our capital expenditures increased from $5.5 million in fiscal 2004 to $12.6 million in fiscal 2005. The increase in net cash used in investing activities from fiscal 2003 to fiscal 2004 is primarily due to more cash being available in fiscal 2004 for investment in marketable securities following our issuance of 14 million shares of common stock in a public follow-on offering during the second quarter of fiscal 2004 (see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report). Our capital expenditures decreased from $7.1 million in fiscal 2003 to $5.5 million in fiscal 2004.

Net cash provided by financing activities decreased from $63.9 million during fiscal 2004 to $0.7 million during fiscal 2005, primarily due to the receipt of proceeds obtained from the issuance of common stock

Back to Contents

during the second quarter of fiscal 2004. Net cash provided by financing activities had increased from fiscal 2003 to fiscal 2004 by $66.0 million due to the fiscal 2004 common stock issuance.

We believe that, based upon our present business plans, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for the foreseeable future. We expect to continue to incur significant costs and capital expenditures to fund the anticipated growth of our sales to cable operators and broadband providers. We believe that if the expected growth in our sales to cable operators and broadband providers accelerates or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition or results of operations.

We have no off balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.

Contractual Obligations

The following table provides a summary of our contractual obligations and commercial commitments as of July 31, 2005. Additional detail regarding these items is included in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Contractual Obligations
Operating leases	$12,252	$3,473	$7,177	$1,391	$211
Obligation to Deutsche Bank	18,142	18,142	—	—	—
Other debt	652	652	—	—	—

Total contractual obligations	$31,046	$22,267	$7,177	$1,391	$211

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Other Commercial Commitments
Standby letters of credit and other collateral	$21,268	$21,107	$161	$—	$—
Purchase commitments	2,007	2,007	—	—	—

Total other commercial commitments	$23,275	$23,114	$161	$—	$—

The $18.1 million debt obligation to Deutsche Bank matures in May 2006. Pursuant to our agreements with Deutsche Bank, we are required to purchase from Deutsche Bank the 585,325 shares of our common stock that they own for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, we recorded a long-term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2005, the obligation was $18.1 million. Market gains on our shares held by Deutsche Bank will serve to reduce the $18.1 million debt obligation if our stock price increases above the price at July 31, 2005. Conversely, if our stock price decreases below the July 31, 2005 price, our obligation would increase from $18.1 million up to no more than $19.2 million. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $19.9 million of marketable securities held by the bank

Back to Contents

Effects of Inflation

Due to relatively low levels of inflation over the last several years, inflation has not had a material effect on our results of operations.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2005. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	July 31, 2005	April 30, 2005	Jan. 31, 2005	Oct. 31, 2004

	(in thousands, except per share data)
Total revenue	$20,817	$19,814	$17,817	$20,309
Direct cost of revenue	12,220	11,615	11,376	11,720
Income (loss) from operations	(10,115)	(8,239)	(10,593)	(9,020)
Net income (loss)	(9,633)	(9,806)	(10,603)	(8,243)
Net income (loss) per share-basic and diluted	$(0.13)	$(0.13)	$(0.14)	$(0.11)

	Quarter Ended

	July 31, 2004	April 30, 2004	Jan. 31, 2004	Oct. 31, 2003

	(in thousands, except per share data)
Total revenue	$21,111	$21,451	$19,812	$20,405
Direct cost of revenue	11,813	12,790	11,243	10,948
Income (loss) from operations	(7,214)	392	(10,922)	(7,640)
Net income (loss)	(6,282)	(462)	(9,522)	5,098
Net income (loss) per share-basic and diluted	$(0.08)	$(0.01)	$(0.13)	$0.08

As discussed in further detail in “Adjustments Reducing Revenue” above, beginning in the third quarter of fiscal 2002 and continuing through fiscal 2005, we performed an analysis each quarter of our deferred revenue account to determine whether the balance appropriately reflected our liability to provide services to our prepaid customers. These analyses often resulted in increases to the deferred revenue liability with corresponding and equal decreases to revenue, which we believe resulted from revenue and deferred revenue being misstated in periods prior to the third quarter of fiscal 2002. Since we were not able to determine in which prior periods deferred revenue and revenue may have been misstated, and by how much, the adjustments were recorded in the quarter each analysis was completed and prior period financial results were not restated. Adjustments were recorded in the following quarters: $0.2 million in the first quarter of fiscal 2004, $0.1 million in the second quarter of fiscal 2004, $0.3 million in the first quarter of fiscal 2005 and $2.0 million in the second quarter of fiscal 2005. They resulted in an equal reduction to income from operations and net income / increase to loss from operations and net loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not materially exposed to market risks from changes in foreign currency exchange rates or commodity prices. In general, we do not hold derivative financial instruments or securities for trading or speculative purposes. However, we occasionally utilize foreign exchange forward contracts to mitigate the effect of currency movements in the purchase of equipment from foreign vendors. While not qualifying as hedges, these contracts are recognized at fair value in the consolidated balance sheet, and changes in fair value are recognized currently in net income. We are

Back to Contents

exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. Our reported financial results may vary significantly based upon fluctuations in our stock price. Our long-term obligation with Deutsche Bank changes based upon our stock price. If our stock price decreases, our overall obligation will increase. If our stock price increases, our overall obligation will decrease.

Item 8. Financial Statements and Supplementary Data

The Financial Statements filed as part of this Annual Report are identified in the index to Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-35 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Report on Internal Controls Over Financial Reporting.     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal controls over financial reporting include those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on the financial statements.

Because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal controls over financial reporting as of July 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its “Internal Control-Integrated Framework” report. Based on our assessment of our internal financial controls and the COSO criteria, management believes that Net2Phone, Inc. maintained effective internal controls over financial reporting as of July 31, 2005.

Our independent registered public accounting firm, Ernst & Young, LLP, has audited our internal financial controls and issued their report on management’s assessment and on the effectiveness of our internal controls over financial reporting. This report appears on page F-2 of this Annual Report, and expresses unqualified opinions on management’s assessment and on the effectiveness of our internal controls over financial reporting as of July 31, 2005.

Back to Contents

Changes in Internal Controls over Financial Reporting.     During the quarters ended January 31, 2005 and April 30, 2005, we identified deficiencies in our internal financial controls related to (i) our fixed asset and depreciation tracking system, (ii) our accounting policies and controls related to deferred revenue liability, (iii) our financial statement closing process, and (iv) the staffing of our finance department. These deficiencies have now been fully remediated. We implemented several changes to our internal financial controls to remediate these deficiencies, including:

(A) New systems have been designed and are currently in service to accurately report fixed assets, depreciation expense and accumulated depreciation.

(B) We have established additional controls to ensure our deferred revenue liability properly reflects the current terms and conditions of our product offerings.

(C) We have instituted a comprehensive review of our financial statement close process and continue to experience improvements to the process, including for the fourth quarter and fiscal year end.

(D) We conducted a comprehensive review of the staffing needs of our finance department, replaced certain employees, promoted others and have hired both full time and temporary resources to address specific resource requirements. We are continuing our efforts to hire additional resources in this department as needed.

There were no additional changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

Information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, are incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers.”

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

Equity Compensation Plan Information

The following table provides, as of July 31, 2005, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	10,767,504	(1)	$4.07	2,454,843
Equity compensation plans not approved by security holders	0		0	0

Total	10,767,504		$4.07	2,454,843

(1)	Represents stock options granted pursuant to 1999 Net2Phone Stock Option Plan.

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

Back to Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed below in (b).

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).

3.2	Amended and Restated Bylaws. (Incorporated by reference from our Current Report on Form 8-K filed on December 16, 2005).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-78713)).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2000).

4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference from our registration statement on Form S-1. (Registration No. 333-78713)).

4.2	Form of Warrant (Incorporated by reference from our registration statement on Form S-3 (Registration No. 333-125880)).

4.3
Registration Agreement, dated November 3, 2004, among Net2Phone, Inc., Bresnan Communications, LLC and Millennium Digital Media Systems, L.L.C. (Incorporated by reference from our registration statement on Form S-3 (Registration No. 333-125880)).

4.4
Registration Agreement, dated March 11, 2005, between Net2Phone, Inc. and Atlantic Broadband Finance, LLC (Incorporated by reference from our registration statement on Form S-3 (Registration No. 333-125880)).

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

10.17	Amended and Restated Settlement Agreement, dated May 7, 2003, between Net2Phone, Inc. and Deutsche Bank AG London. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).

10.18	Continuing Letter of Credit Agreement, dated May 5, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).

10.19	Security Agreement, dated May 7, 2003, by Net2Phone, Inc. in favor of Wachovia Bank, N.A. (Incorporated by reference from our Report on Form 8-K dated May 7, 2003).

Back to Contents

Exhibit No.	Description

10.20
Agreement and Plan of Merger, dated as of June 11, 2001, by and among Adir Technologies, Inc., A Tech Merger Sub, Inc. and NetSpeak. (Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2001).

10.21
Employment Agreement by and between the Registrant and Arthur Dubroff, dated as of November 20, 2002. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.)†

10.22
Employment Agreement by and between the Registrant and Norman Klugman, dated January 1, 2003. (Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.)†

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

10.27
Memorandum of Understanding Re: Continuing Employment Agreement, effective January 8, 2004, between the Company and Bruce Shoulson. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)†

10.28	Agreement, dated January 30, 2004, between the Company and Union Telecard Alliance, LLC. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)†

10.29	Memorandum of Understanding, dated July 21, 2004, between the Company and Bryan Wiener. (Incorporated by reference from our Annual Report on Form 10-K for the year ended July 31, 2004)†

10.30
Memorandum of Amendment of Employment Agreement, effective November 1, 2004, between Net2Phone, Inc. and Stephen M. Greenberg. (Incorporated by reference from our Annual Report on Form 10-K for the year ended July 31, 2004)†

10.31	Employment Agreement, dated October 19, 2004, between Net2Phone, Inc. and Liore Alroy. (Incorporated by reference from our Report on Form 8-K/A filed on October 22, 2004).†

Back to Contents

Exhibit No.	Description

14.1	Net2Phone, Inc. Code of Conduct. (Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.)

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24	Power of Attorney (included in signature page).

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contract or compensation plan.

(c) Financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b).

Reference is hereby made to page F-35 for Schedule II—Valuation and Qualifying Accounts.

Back to Contents

NET2PHONE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Net2Phone, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Net2Phone, Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Net2Phone Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Net2Phone, Inc. maintained effective internal control over financial reporting as of July 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Net2Phone, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Net2Phone, Inc. as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005 of Net2Phone, Inc. and our report dated October 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York,
October 10, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Net2Phone, Inc.:

We have audited the accompanying consolidated balance sheets of Net2Phone, Inc. as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Net2Phone, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net2Phone, Inc. at July 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Net2Phone Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York,
October 10, 2005

Back to Contents

Net2Phone, Inc.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2005	2004

	(in thousands, except per share data)
Assets:
Current assets:
Cash and cash equivalents	$941	$12,408
Restricted cash, cash equivalents, and marketable securities	20,266	919
Marketable securities	76,656	98,391
Trade accounts receivable, net of allowance for doubtful accounts of $255 (2005) and $364 (2004)	5,095	2,822
Notes receivable from employees	125	925
Other current assets	6,323	6,417

Total current assets	109,406	121,882
Property and equipment, net	22,805	18,929
Restricted cash, cash equivalents, and marketable securities — long term	161	20,362
Consideration paid to customers, net	7,138	—
Other assets	2,320	4,084

Total assets	$141,830	$165,257

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,123	$838
Accrued expenses	13,320	9,629
Deferred revenue	8,461	6,145
Current portion of long-term obligation	18,142	—
Due to IDT	796	971
Other current liabilities	652	611

Total current liabilities	45,494	18,194
Other liabilities	717	1,109
Long-term obligations	—	17,329

Total liabilities	46,211	36,632

Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized including redeemable shares; 51,792 and 50,083 shares issued and outstanding	518	501
Class A common stock, $.01 par value; 37,924 shares authorized; 28,912 shares issued and outstanding	289	289
Additional paid in capital	944,374	938,371
Accumulated deficit	(815,065)	(773,699)
Accumulated other comprehensive loss	(1,329)	(962)
Deferred compensation	(2,967)	(1,159)
Loans to stockholders, net	(239)	(1,171)
Treasury stock, at cost; 3,106 and 3,326 shares	(29,962)	(33,545)

Total stockholders’ equity	95,619	128,625

Total liabilities and stockholders’ equity	$141,830	$165,257

See accompanying notes

Back to Contents

Net2Phone, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2005	2004	2003

	(in thousands, except per share data)
Revenue, net (a)	$78,757	$82,779	$91,750
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization and non-cash services provided by IDT) (a)	46,931	46,794	52,820
Selling, general and administrative (a)	54,399	48,446	53,728
Depreciation and amortization	8,488	10,530	11,037
Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative)	1,071	3,369	—
Non-cash compensation (attributable to selling, general and administrative)	3,972	(3,168)	15,304
Restructuring, severance, impairment and other items (a)	2,562	2,192	7,363
Settlement of Cisco litigation	—	—	(58,034)

Total costs and expenses	117,423	108,163	82,218
Miscellaneous income	699	—	—

Income (loss) from operations	(37,967)	(25,384)	9,532
Interest income, net	1,864	1,981	2,021
Other income (loss), net	(2,182)	12,235	696

Income (loss) before minority interests	(38,285)	(11,168)	12,249
Minority interests	—	—	4,546

Net income (loss)	$(38,285)	$(11,168)	$16,795

Net income (loss) per common share — basic and diluted	$(0.50)	$(0.16)	$0.28

Weighted average number of common shares used in the calculation of basic net income (loss) per common share:	76,120	70,560	59,700

Weighted average number of common shares used in the calculation of diluted net income (loss) per common share:	76,120	70,560	60,101

(a) Includes the following income and expenses resulting from transactions with IDT Corporation:

Revenue	$5,965	$4,925	$7,871
Direct cost of revenue	3,706	4,316	9,310
Selling, general and administrative	1,835	2,140	1,898
Restructuring, severance, impairment and other items	—	428	—

See accompanying notes

Back to Contents

Net2Phone, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2003, 2004, 2005

	Common Stock		Class A Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred	Loans to	Treasury Stock		Total Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Stockholders	Shares	Amount	Equity

Balance at July 31, 2002	33,871	$339	28,995	$290	$862,767	$(773,266)	$240	$(1,210)	$(2,040)	3,751	$(41,207)	$45,913
Net income for the year ended July 31, 2003	—	—	—	—	—	16,795	—	—	—	—	—	16,795
Foreign currency translation	—	—	—	—	—	—	(59)	—	—	—	—	(59)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	45	—	—	—	—	45

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	16,781
Treasury share funding of 401K Plan	—	—	—	—	—	(4,015)	—	—	—	(275)	4,934	919
Conversion of Class A stock to common stock	74	1	(74)	(1)	—	—	—	—	—	—	—	0
Conversion of Redeemable common to common stock	294	3	—	—	(3)	—	—	—	—	—	—	0
Transfer of IDT Minority Interest in ADIR to N2P	—	—	—	—	5,068	—	—	—	—	—	—	5,068
Exercise of stock options	393	3	—	—	985	—	—	—	(63)	—	—	925
Issuance of Restricted Share grant to executive	—	—	—	—	394	—	—	—	—	—	—	394
Repayment of loans to stockholders	—	—	—	—	—	—	—	—	98	—	—	98
Loan forgiveness	—	—	—	—	—	—	—	—	611	—	—	611
Forfeiture of stock options	—	—	—	—	(104)	—	—	104	—	—	—	0
Variable accounting adjustment to repriced stock options	—	—	—	—	4,970	—	—	(4,970)	—	—	—	0
Amortization of deferred compensation	—	—	—	—	—	—	—	5,620	—	—	—	5,620

Balance at July 31, 2003	34,632	$346	28,921	$289	$874,077	$(760,486)	$226	$(456)	$(1,394)	3,476	$(36,273)	$76,329
Net loss for the year ended July 31, 2004	—	—	—	—	—	(11,168)	—	—	—	—	—	(11,168)
Foreign currency translation	—	—	—	—	—	—	(50)	—	—	—	—	(50)
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(1,138)	—	—	—	—	(1,138)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,356)
Issuance of Common Stock in follow-on public offering	14,000	140	—	—	58,504	—	—	—	—	—	—	58,644
Treasury share funding of 401K Plan	—	—	—	—	—	(2,045)	—	—	—	(150)	2,728	683
Conversion of Class A stock to common stock	9	—	(9)	—	—	—	—	—	—	—	—	0
Exercise of stock options	1,270	13	—	—	5,424	—	—	—	—	—	—	5,437
Issuance of stock to employees, officers & directors	172	2	—	—	2,551	—	—	(1,449)	—	—	—	1,104
Shares which may be released to IDT per memorandum of understanding	—	—	—	—	3,368	—	—	—	—	—	—	3,368
Repayment of loan by stockholder	—	—	—	—	—	—	—	—	64	—	—	64
Variable accounting adjustment to repriced stock options	—	—	—	—	(5,553)	—	—	5,553	—	—	—	0
Forgiveness of loan to stockholder	—	—	—	—	—	—	—		159	—	—	159
Amortization of deferred compensation	—	—	—	—	—	—	—	(4,807)	—	—	—	(4,807)

Balance at July 31, 2004	50,083	$501	28,912	$289	$938,371	$(773,699)	$(962)	$(1,159)	$(1,171)	3,326	$(33,545)	$128,625
Net loss for the year ended July 31, 2005	—	—	—	—	—	(38,285)	—	—	—	—	—	(38,285)
Foreign currency translation	—	—	—	—	—	—	(21)	—	—	—	—	(21)
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(346)	—	—	—	—	(346)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(38,652)
Treasury share funding of 401K Plan	—	—	—	—	—	(3,081)	—	—	—	(220)	3,583	502
Issuance of stock to employees, officers and directors	1,698	17	—	—	4,944	—	—	(3,613)	—	—	—	1,348
Shares which may be released to IDT per memorandum of understanding	—	—	—	—	1,071	—	—	—	—	—	—	1,071
Reserve for uncollectibility of loans to stockholders									445			445
Forgiveness of loans to stockholders	—	—	—	—	—	—	—	—	487	—	—	487
Amortization of deferred compensation	—	—	—	—	—	—	—	1,805	—	—	—	1,805
Exercise of stock options and other	11	—	—	—	(12)	—	—	—	—	—	—	(12)

Balance at July 31, 2005	51,792	$518	28,912	$289	$944,374	$(815,065)	$(1,329)	$(2,967)	$(239)	3,106	$(29,962)	$95,619

See accompanying notes

Back to Contents

Net2Phone, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2005	2004	2003

	(in thousands)
Operating activities
Net income (loss)	$(38,285)	$(11,168)	$16,795
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,488	10,530	11,037
Non-cash services provided by IDT	1,071	3,369	15,304
Non-cash compensation	3,972	(3,168)	—
Gain on buyout of minority interests	—	(12,182)	—
Loss on sale of assets	—	—	348
Restructuring, severance, impairment, and other non-cash items	4,393	4,387	7,703
Impairment of Investment	1,410	—	—
Non-cash litigation settlement	—	—	(38,929)
Minority interests	—	—	(4,546)
Changes in assets and liabilities:
Accounts receivable	(2,532)	(871)	(188)
Consideration paid to customers, net	(7,138)
Other assets	(876)	2,578	1,358
Accounts payable and accrued expenses	5,983	(8,156)	(16,587)
Deferred revenue	2,332	(270)	(1,022)
Net advances from (repayments to) IDT Corporation	(174)	178	1,595
Other	—	(1,394)	—

Net cash used in operating activities	(21,356)	(16,167)	(7,132)

Investing activities:
Purchases of property and equipment	(12,565)	(5,539)	(7,068)
Purchases of marketable securities	(510,598)	(318,195)	(78,388)
Proceeds from the sale of marketable securities	532,156	278,624	62,358
Other	160	397	501

Net cash provided by (used in) investing activities	9,153	(44,713)	(22,597)
Financing activities:
Proceeds from issuance of common stock	—	58,644	—
Payments of capital lease obligations	(127)	(4,417)	(1,759)
Proceeds from exercise of stock options	53	5,436	1,055
Proceeds from repayment of employee loans	—	670	115
Decrease (increase) in restricted cash obligations	810	2,785	(1,217)
Other	—	820	(341)

Net cash provided by (used in) financing activities	736	63,938	(2,147)

Net (decrease) increase in cash and cash equivalents	(11,467)	3,058	(31,876)
Cash and cash equivalents at beginning of period	12,408	9,350	41,226

Cash and cash equivalents at end of period	$941	$12,408	$9,350

Supplemental disclosure of cash flow information:
Cash payments for interest	$708	$789	$170

See accompanying notes

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005

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

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of October 6, 2005, IDT holds an aggregate of 40.8 percent of our outstanding capital stock and 56.9 percent of our aggregate voting power. We entered into a Memorandum of Understanding with IDT on October 29, 2003, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT. Assuming these shares are issued, IDT would hold an aggregate of 45.7 percent of our outstanding capital stock and 61.8 percent of our aggregate voting power based on our stock outstanding on October 6, 2005.

In light of the relationship between us and IDT, our Board of Directors had previously formed a committee of independent directors to review and approve agreements and other material related party transactions arising from time to time between IDT and us. On June 28, 2005, we received a letter from IDT notifying our Board of Directors that IDT intends to make an offer to purchase all outstanding shares of our common stock not owned by IDT or its affiliates, at a price of $1.70 per share. Our Board of Directors charged the independent committee with reviewing the IDT offer, and the committee found the initial IDT offer not acceptable. On September 6, 2005, IDT announced that it was changing the form of consideration in its proposed offer to purchase our outstanding shares not owned by IDT or its affiliates from $1.70 in cash to $1.70 in value of IDT’s Class B Common Stock at a ratio of 0.1283 IDT shares for each of our shares and the committee stated that this offer was also not acceptable. On September 13, 2005, the committee stated that it anticipates being in a position to engage in discussions with IDT in the near future, and such discussions are ongoing. The committee is continuing to negotiate with IDT. We cannot predict how long the negotiation process will take or whether any transaction will result.

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

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the weighted average number of common shares used in the calculation of basic and diluted net loss per common share for the fiscal year ended July 31, 2004, have been restated from previously reported amounts to reflect the reversal of 353,331 weighted shares. This restatement did not have any impact on basic or diluted earnings per share for that period. In addition, Class A common stock par value and additional paid-in capital amounts as of July 31, 2004 have been restated from the amounts disclosed in our Form 10-K for fiscal 2004 for the reversal of 1,046,129 shares. The shares that were reversed relate to shares we expect to issue to IDT in accordance with the October 29, 2003 Memorandum of Understanding with IDT (see Note 4). Such shares will not be treated as outstanding until a definitive agreement is reached with IDT and the shares vest in accordance with the terms of such agreement.

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

Stock options of 9.5 million, 9.7 million, and 9.9 million shares for fiscal 2005, 2004, and 2003, respectively, were not included in the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. Additionally, restricted shares of 1.2 million and 0.3 million for fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive. The weighted average number of common shares outstanding for computing diluted earnings per share for fiscal 2003, includes 0.4 million shares for the assumed conversion of dilutive stock options. In addition, 4.4 million shares issuable upon the exercise of warrants outstanding as of July 31, 2005 were not included in the computation of diluted net loss per share. Lastly, the 6.9 million shares of our Class A common stock to be issued in connection with definitive agreements reached pursuant to the memorandum of understanding with IDT (see Note 4) have been excluded from the calculation of earnings per share for fiscal 2005 and 2004.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis. For fiscal 2005, 2004 and 2003, direct cost of revenue includes inventory write-downs of $0.4 million,

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

$0.6 million and $0.1 million, respectively, that relate to inventory identified as obsolete or slow moving. This inventory has been written down to its net realizable value.

Property and Equipment

Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the related lease.

Computer software licensed from third parties is recorded at cost and amortized using the straight-line method over the shorter of five years or the term of the related agreement.

Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Software development costs are our only research and development expenditures. For fiscal 2005, 2004, and 2003, included in selling, general administrative costs are research and development costs totaling $12.0 million, $8.2 million, and $5.4 million, respectively.

Capitalized Internal Use Software Costs

Once technological feasibility of internally developed new software products or substantial enhancements to existing software products has been established, further costs incurred on these projects are capitalized. These costs consist of payments made to third parties and the compensation costs of those employees working on such software development projects. Capitalized internal use software costs are amortized using the straight-line method over the shorter of five years or the useful lives of the internal use software. In fiscal 2005, 2004, and 2003, we capitalized approximately $4.2 million, $4.4 million, and $4.5 million, respectively, of internal use software costs.

Long-Lived Assets, Including Amortizable Intangible Assets

We review long-lived assets and certain identifiable intangibles for impairment on a quarterly basis by determining whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indicators of impairment, the analysis of the recoverability utilizes undiscounted cash flows to determine fair value. The measurement of the loss, if any, is calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Adjustments Reducing Revenue

We receive prepayments from customers for communications services. These payments are recorded as deferred revenue and recognized as revenue as the communications services are provided. During the period from our inception through January 31, 2002, we also recorded revenue based on historical information regarding the percentage of prepayments for which it was probable and estimable that the customer would not ultimately utilize our service. We referred to this revenue as “breakage revenue”. We determined during our financial statement close process for the third quarter of fiscal 2002 that our deferred revenue liability did not adequately reflect our liability to provide future service to our customers. We concluded that the understatement of deferred revenue was the result of the estimated percentage applied to determine breakage revenue in prior periods being too high. Accordingly, in the third quarter of fiscal 2002, we ceased recording breakage revenue, and we developed a deferred revenue adequacy assessment process.

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

We implemented changes to the deferred revenue adequacy assessment process as of the second quarter of fiscal 2005 to appropriately reflect the present terms and conditions of our prepaid customer accounts, including whether the account has an expiration date or service charge associated with it. These changes resulted in an additional $2.0 million increase to deferred revenue and decrease to revenue in the second quarter of fiscal 2005. The $2.0 million adjustment brought the total of all adjustments resulting from our deferred revenue adequacy assessment process that we began in the third quarter of fiscal 2002 to $12.0 million. In our Forms 10-Q for the periods ended January 31, 2005 and April 30, 2005, we revised our revenue recognition policy to reflect our updated process, as set forth below. In addition, we believe the

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

improvements implemented to this process in the second quarter of fiscal 2005 enabled us to quantify and segregate the amounts of prepaid balances with no service fees as expiration dates that, based on historical data, are unlikely to be used. Since this income does not result from providing services to our customers, we have reported this income as miscellaneous income, rather than revenue, on the accompanying consolidated statements of operations in the second through fourth quarters of fiscal 2005, in the aggregate amount of $0.7 million. The table below sets forth the amount of the adjustment to reduce revenue in each period, which resulted in an equal reduction (increase) to income (loss) from operations and net income (loss) and the revenue, income (loss) from operations and net income (loss) reported each period, which reflect these adjustments.

Period ended	Adjustments reducing revenue	Revenue as reported (post adjustment)	Income (loss) from operations as reported (post adjustment)	Net income (loss) as reported (post adjustment)

	(in thousands)
10/31/2001	$—	$42,891	$(50,680)	$(41,355)
1/31/2002	—	37,839	(50,036)	(46,314)
4/30/2002	5,000	30,563	(139,582)	(138,492)
7/31/2002	775	26,562	(17,496)	(19,767)

Fiscal year 2002	$5,775	$137,855	$(257,794)	$(245,928)

10/31/2002	1,150	23,948	45,467	46,124
1/31/2003	596	23,051	(9,964)	(9,241)
4/30/2003	515	23,788	(9,831)	(9,289)
7/31/2003	1,475	20,963	(16,140)	(10,800)

Fiscal year 2003	$3,736	$91,750	$9,532	$16,795

10/31/2003	160	20,405	(7,640)	5,098
1/31/2004	111	19,812	(10,922)	(9,522)
4/30/2004	—	21,451	392	(462)
7/31/2004	—	21,111	(7,214)	(6,282)

Fiscal year 2004	$271	$82,779	$(25,384)	$(11,168)

10/31/2004	286	20,309	(9,020)	(8,243)
1/31/2005	1,971	17,817	(10,593)	(10,603)
4/30/2005	—	19,814	(8,239)	(9,806)
7/31/2005	—	20,817	(10,115)	(9,633)

Fiscal year 2005	$2,257	$78,757	$(37,967)	$(38,285)

Totals	$12,039	$391,141	$(311,613)	$(278,586)

Revenue Recognition

Our international reseller revenue is recognized as service is provided, that is, as minutes are used. Our consumer revenue, which consists primarily of prepaid calling card revenue, is also recognized as service is provided, that is, as minutes are used, or when service fees are charged. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

accordingly to properly reflect our liability. With respect to our relationships with cable operators and broadband providers, we have not recognized significant revenue to date.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the fair value of warrants issued in connection with our warrant incentive program (see Note 3) will be recorded as a reduction of revenue on the date the warrants vest, and the amortization of consideration paid to customers (see Note 7) is recorded as a reduction of revenue over the term of the related contracts.

Direct Cost of Revenue

Direct cost of revenue consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization and non-cash services provided by IDT.

Advertising Costs

We expense the costs of advertising as incurred. For fiscal 2005, 2004, and 2003, advertising expense amounted to $1.9 million, $1.8 million and $1.8 million, respectively.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. Due to our accumulated losses, we fully offset net deferred tax assets with a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2005, we had net operating loss carry-forwards for federal income tax purposes of approximately $564.8 million expiring in years through 2025. These net operating loss carry-forwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

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

Stock Based Compensation

We have a stock option and incentive plan which is described more fully in Note 18. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This required us to adopt SFAS No. 123 (R) effective August 1, 2005.

As permitted by SFAS No. 123, through July 31, 2005 we accounted for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. As such, we generally

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

recognize no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123 (R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the table below. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Public entities that used the fair-value-based method of accounting under the original provisions of SFAS No. 123 (whether for recognition or pro forma disclosure purposes) must adopt the provisions of SFAS No. 123 (R) using either the modified-prospective- transition (MPT) or the modified-retrospective-transition (MRT) methods. Under the MPT transition method entities will be required to apply all the measurement, recognition and attribution provisions of SFAS No. 123 (R) to all share-based payments granted, modified or settled after the date of adoption, while under the MRT transition method companies would restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123. Effective August 1, 2005, we adopted SFAS No. 123 (R) using the MPT transition method.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value based method of SFAS No. 123 to stock-based employee compensation.

	Year ended July 31,
	2005	2004	2003

	(in thousands, except per share data)

Net income (loss), as reported	$(38,285)	$(11,168)	$16,795
Add (deduct): Stock option-related employee compensation expense (benefit) included in reported net income (loss)	8	(5,096)	6,255
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards	(3,216)	(4,169)	(9,860)

Pro forma net income (loss)	$(41,494)	$(20,433)	$13,190

Basic and diluted income (loss) per share, as reported	$(0.50)	$(0.16)	$0.28

Basic and diluted income (loss) per share, Pro forma	$(0.55)	$(0.29)	$0.22

The weighted average fair value of options granted was $2.03, $5.73, and $3.30 per share for fiscal 2005, 2004, and 2003, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	Year ended July 31,
Assumptions	2005	2004	2003

Average risk-free interest rate	4.16%	3.35%	2.88%
Dividend yield	—	—	—
Volatility factor of the expected market price of our common stock	110%	116%	124%
Average life	6 years	6 years	6 years

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

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

Non-cash compensation expense for other stock based compensation included in net income for the years ended July 31, 2005, 2004 and 2003 was $4.0 million, $1.9 million and $9.0 million, respectively. These expenses primarily relate to restricted stock, bonuses paid in stock, stock funding of our 401(k) plan (see Note 21), and the discount on the ADIR shares (see Note 8).

3. Warrant Incentive Program

In early fiscal 2005, we introduced a warrant incentive program, which allows selected cable operators to receive warrants to purchase shares of our common stock. Our Board of Directors reserved up to five million shares for issuance under this plan. The execution of definitive agreements with cable operators that met specific criteria triggered warrant grants, which become exercisable as the cable operator reaches specified telephony subscriber levels. During fiscal 2005, we issued warrants to purchase a total of 4.4 million shares of common stock to four cable operator customers, Altice One, Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC.

The warrants expire on December 31, 2011 and may be exercised for specified purchase prices per share, which range from $3.80 to $5.93. Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in each cable operator’s service area. The shares subject to the warrants generally vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to our cable telephony service pursuant to the cable telephony agreement, and thereafter until December 9, 2009, the warrant shares vest quarterly at a rate of ten shares per incremental net subscriber on the last day of each calendar quarter.

We account for the warrants issued in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, there is no measurement date prior to the date when vesting of the warrants begins and the measurement date will occur for each group of warrants as they vest. Upon vesting of the warrants, we will record a cost equal to the fair value of the vested warrants on that date. The cost related to the vested warrants that are issued each quarter, if any, is treated as a one-time expense and will be shown as a reduction of revenue, in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). To date, we have not recorded any expense related to the warrants issued since none of the warrants have vested.

4. Related Party Transactions

IDT Corporation

Our controlling stockholder is IDT Corporation. We maintain significant business relationships with IDT and its affiliates. The following summarizes our interactions with IDT and its affiliates and the balances due to or from IDT at the end of the fiscal years indicated.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

	Years ended July 31,

	2005	2004	2003

	(in thousands)
Due to (from) IDT – Opening Balance	$971	$1,057	$(682)
Charges to IDT affiliate for purchases of disposable calling cards from Net2Phone	(22)	(188)	(6,399)
Charges to IDT for services provided by Net2Phone	(5,965)	(4,925)	(7,871)
Charges to Net2Phone for services provided by IDT	4,393	6,223	11,124
Expenses paid by IDT on behalf of Net2Phone requiring Net2Phone remittance	2,395	1,192	2,862
Expenses paid by Net2Phone on behalf of IDT requiring IDT reimbursement	(718)	(698)	(884)
Payments received from IDT	73	648	9,948
Payments remitted to IDT	(331)	(2,338)	(7,041)

Due to IDT – Ending Balance	$796	$971	$1,057

Average Balance Owed to IDT:	$315	$854	$1,112

Securities Purchases/Sales Settled through IDT:	$—	$38,491	$10,124

In fiscal 2005, 2004 and 2003, we provided carrier services to IDT of $6.0 million, $4.9 million and $7.9 million, respectively, and purchased wholesale carrier services from IDT of $3.7 million, $4.3 million and $9.3 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT. Our corporate headquarters and several other facilities are leased from IDT. During fiscal 2005, 2004, and 2003, IDT charged us $1.8 million, $1.8 million and $2.1 million, respectively, in facilities lease fees.

IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines approved by the Audit Committee of our Board of Directors. On occasion, IDT is a counterparty to our purchase or sale of investment securities. During fiscal 2005, no securities purchases or sales were settled through IDT. During fiscal 2004, $38.5 million in securities purchases and sales were settled through IDT, and during fiscal 2003, $10.1 million in securities sales were settled through IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and to an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis. On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we have the right to retain legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate. In January 2003, we entered into an Intellectual Property Legal Services Agreement pursuant to which IDT charged us $25,000 per month for intellectual property services, including patent and trademark prosecution. On April 4, 2005, we terminated this agreement and are either performing internally, or retaining outside counsel or other advisors to provide, the intellectual property services formerly provided by IDT. We are in the process of negotiating a new agreement with IDT for IDT’s assistance with the development and maintenance of our intellectual property licensing and enforcement program. During fiscal 2005, 2004 and 2003, we incurred fees totaling $0.7 million, $0.5 million and $0.1 million, respectively, for all such services. We are currently negotiating other service agreements with IDT for the services they are providing that have not been formalized in written agreements. The costs for such services are included in the total charges noted.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During fiscal 2005, 2004 and 2003, we charged IDT reimbursement fees for project support services totaling $0.7 million, $0.3 million and $0.2 million, respectively.

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of our disposable calling cards effective December 31, 2003, and provided for an orderly wind- down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.4 million to compensate UTA for estimated obligations associated with our disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on- going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded during fiscal 2005, sales of such cards to IDT affiliates in fiscal 2004 were nominal, and sales of such cards to IDT affiliates in fiscal 2003 amounted to $6.4 million.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of October 12, 2005.

The MOU requires IDT to provide us, directly or through its subsidiaries, with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable and broadband telephony market. IDT is a competitive local exchange carrier and an inter-exchange carrier and its network includes switching facilities in several U.S. cities and additional points of presence in various countries, allowing us to co-locate our equipment and interconnect to IDT’s network at those points.

Once issued, the 6.9 million shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5 percent, which we record to our direct cost of revenue. IDT charged us $0.2 million for such services in fiscal 2005. No charges were incurred in fiscal 2004.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment until the shares are released from escrow and, therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded net charges of $1.1 million to non-cash services provided by IDT related to this agreement during fiscal 2005. The charges relate to 2.4 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through July 31, 2005. We recorded charges of $3.4 million to non-cash services provided by IDT related to this agreement during fiscal 2004.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

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

In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.4 million and $3.4 million as of July 31, 2005 and 2004, respectively.

Liberty Media Corporation

Beginning in 2001, Liberty Media Corporation had been a strategic investor in our company. As reported in a Schedule 13D/A filed by IDT and related reporting persons, on March 8, 2005, IDT purchased all of Liberty Media Corporation’s direct and indirect interests in Net2Phone. Consequently, Liberty Media Corporation no longer beneficially owns any of our outstanding stock, but continues to maintain business relationships with us through its participation on our Cable Advisory Board. Previously, on October 22, 2003, one of our wholly owned subsidiaries, Net2Phone Cable Telephony, LLC and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media Corporation, executed a Cable Telephony Production Agreement. According to the terms of this agreement, Net2Phone Cable Telephony provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone Cable Telephony acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunication services. During fiscal 2005 and 2004, we recorded $1.8 million and $1.5 million, respectively, in revenue from Liberty Cablevision of Puerto Rico. Fiscal 2004 includes revenue of $1.3 million from infrastructure and related technology components installed during the fiscal year that were necessary for Liberty Cablevision of Puerto Rico to broadly distribute our services. As of July 31, 2005 and 2004, we had receivables from this agreement of $1.0 million and $0.5 million, respectively, and had deferred revenue from this agreement of $1.2 million and $0.7 million, respectively.

Loans with Chairman

In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002. The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.8 million, $1.2 million and $1.2 million, respectively, during fiscal 2005, 2004 and 2003. During fiscal 2005 we wrote-off $0.3 million of interest that had accrued on the loan and was forgiven.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On October 31, 2004, Liore Alroy became our Chief Executive Officer, and our then current Vice Chairman and Chief Executive Officer, Stephen Greenberg, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During fiscal 2005, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and $0.7 million of non-cash compensation expense related to this agreement.

Agreement with former General Counsel

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

5. Restructuring, Severance, Impairment and Other Items

The following table summarizes the charges included in Restructuring, severance, impairment and other items in the statements of operations:

	Year ended July 31,

	2005	2004	2003

	(in thousands)

Exit and other costs	$706	$1,293	$3,970
Separation agreements of former CEO, CFO & COO	872	1,244	2,877
Workforce reductions	552	163	4,116
Impairment charges, including recovery on assets held for sale	247	(89)	1,815
Reserve adjustments	185	(419)	(5,415)

Total	$2,562	$2,192	$7,363

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Exit and Other Costs

During fiscal 2005, we incurred net exit and related costs of $0.7 million, which represents $1.2 million in contract termination costs relating to a secondary disaster recovery site that was being migrated to an existing backup facility and to exited lease costs, offset by a $0.5 million insurance recovery relating to the theft of certain equipment.

During fiscal 2004, we incurred exit and other costs of $1.3 million, which included $0.4 million in costs to exit our disposable calling card business and $0.9 million in costs primarily related to losses on existing office leases.

During fiscal 2003, we incurred exit and other costs of approximately $4.0 million. These included $1.9 million for the write off of fixed assets that we were unable to deploy in our network; $1.6 million relating to lease termination costs on various leases, and $0.5 million relating to the sale of our web-based banner advertising business in fiscal 2002.

Separation Agreements of Former CEO, CFO & COO

In October 2001, Howard Balter resigned as our Chief Executive Officer. Pursuant to an agreement between Mr. Balter and us, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15-month period, all in exchange for the settlement of various loans and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. While most of the charges relating to this agreement were recorded in fiscal 2002, during fiscal 2004 and 2003, additional charges of $0.2 million and $1.9 million, respectively, were recorded relating to Mr. Balter’s separation agreement.

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Pursuant to an agreement between Mr. Slasky and us, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with us and the guarantee of continued benefits for a similar period. We recorded charges of $0.6 million in fiscal 2003, $0.5 million in fiscal 2004 and $0.5 million in fiscal 2005 related to Mr. Slasky’s separation agreement. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us in exchange for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on the date of transfer. Under certain circumstances, we are required to guarantee to IDT that those shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. During fiscal 2002, we recorded a charge of $0.4 million relating to this guarantee based on the decrease in value of our common stock. The $0.4 million charge was reversed during fiscal 2003, based on an increase in our stock price above the $5.20 per share guaranteed value. During fiscal 2004 and 2005, we recorded charges of $0.5 million and $0.4 million, respectively, relating to this guarantee based on the decrease in value of our common stock.

In April 2003, Norman Klugman, our Chief Operating Officer, announced his intention to resign and terminated his employment with us in July 2003. During fiscal 2003, we recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman, pursuant to which he waived all of his rights under his employment agreement.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Workforce Reductions

During fiscal 2005, we incurred workforce reduction costs totaling $0.6 million relating to severance expense for 10 employees whose jobs were either consolidated or eliminated. During fiscal 2004, we incurred similar workforce reduction costs totaling $0.2 million relating to severance expense for six employees.

During fiscal 2003, we consolidated our development and support organizations and scaled back development activities which resulted in a staff reduction of approximately 23 percent, or 63 employees, over the course of the fiscal year. These staff reduction initiatives accounted for nearly all of the $4.1 million of severance related charges incurred in fiscal 2003.

Impairment Charges and Changes in Assets Held for Sale

During fiscal 2005, we incurred $0.2 million in charges related to certain internally developed capitalized software that we determined was no longer in service.

During fiscal 2004, we recorded a net recovery of $0.1 million for equipment that had been previously written off. In addition, we transferred $0.2 million of these assets to service in our network based on our operational needs. At the close of fiscal 2004 we had $0.2 million in Assets Held for Sale, which were sold in fiscal 2005.

During fiscal 2003, we recognized $0.9 million of net impairment charges related to the elimination of various equipment and network build-outs, $0.4 million of impairment charges to capitalized software related to the de-emphasis of our carrier services business and $0.2 million of charges relating to the write-off of acquired software and equipment due to vendor bankruptcies. In addition, we recorded a write-down to net realizable value of $0.3 million on equipment that we had determined would not be deployed in our network and that we would sell in the secondary equipment market.

Reserve Adjustments

During fiscal 2005, reserves were increased $0.2 million primarily relating to legal expenses relating to the anticipated disposition of Aplio’s debt (see Note 9).

During fiscal 2004, $0.4 million in net reserves were reversed primarily due to the execution of sublease agreements at more favorable terms than originally estimated and to adjustments of employee termination agreements based on subsequent decisions to retain certain employees.

During fiscal 2003, $5.4 million in net reserves were reversed. During the first quarter of fiscal 2003, we reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, we reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of fiscal 2003, we reversed $1.9 million in reserves based on final contract settlement with one of our media partners. Additionally, we reversed $0.9 million in reserves related the termination of ADIR’s Boca Raton office lease based upon executing a termination agreement relating to the lease on more favorable terms than previously anticipated.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

The following table summarizes the remaining reserve balances related to restructuring, severance, and exit costs:

	Balance @ July 31, 2004	Charged to Expense	Payments	Non-Cash Charges	Reserve Adjustments	Balance @ July 31, 2005

	(in thousands)
Workforce Reductions	$—	$230	$(155)	$(2)	$—	$73
Exit and Other Costs	1,551	706	(590)	(217)	185	1,635
Separation Agreements of Former CEO, CFO & COO	563	1,194	(21)	(807)	—	929
Impairment Charges and changes in Assets Held for Sale	—	247	2	(249)	—	—

Total Restructuring, Severance, Impairment, and Other Items	$2,114	$2,377	$(764)	$(1,275)	$185	$2,637

6. Business Segment Information

As discussed in further detail elsewhere in this Annual Report, from August 2003 until the end of fiscal 2005, our corporate structure was organized around two wholly owned operating subsidiaries, which we reported as distinct segments during this period:

•
Net2Phone Global Services, which delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies; and

•
Net2Phone Cable Telephony, which offers cable and other broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, our Board of Directors approved a reorganization of our management team and business lines, which will have the effect of integrating many aspects of our Net2Phone Global Services and Net2Phone Cable Telephony businesses. The result of these internal changes is that we no longer qualify for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Therefore, beginning with the first quarter of fiscal 2006, we will no longer present our financial results on a segment basis. Going forward, our reporting will focus on our four core sales channels: International Reseller, Consumer, Carrier and Cable.

Until the change noted above, the operating results of our business segments have been distinguishable and have been regularly reviewed by senior executive management. We evaluate the performance of our business segments based primarily on segment income (loss) and capital expenditures. Segment income (loss) excludes from net income (loss), depreciation and amortization, other income (loss), interest income, net, non-cash compensation, non-cash services provided by IDT, restructuring, severance, impairment and other items, settlement of Cisco litigation, minority interests and certain non-recurring items. Management, in allocating resources and making other daily operating decisions, excludes these items in evaluating segment performance. Portions of corporate expenses are allocated to the business segments based on relative headcount and attributed value-added.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Operating results presented for our business segments are as follows:

	Year ended July 31,

	2005	2004	2003

NGS	(in thousands)
Total revenue	$76,322	$81,137	$91,131

US based revenue	31,597	35,689	45,473
Foreign based revenue	44,725	45,448	45,658
Segment income	3,739	5,161	1,833
Depreciation and amortization	5,164	7,747	9,051
Capital expenditures	3,419	3,038	4,044
Total assets	$32,453	$30,090	$38,995

US based assets	32,147	(a)	(a)
Foreign based assets	306	(a)	(a)

NCT
Total revenue	$2,435	$1,551	$33

US based revenue	2,435	1,551	33
Foreign based revenue	(b)	(b)	—
Segment loss	(16,171)	(9,306)	(7,202)
Depreciation and amortization	2,525	1,126	335
Capital expenditures	9,116	2,481	2,345
Total assets	$25,529	$8,607	$13,445

US based assets	15,633	(a)	(a)
Foreign based assets	9,896	(a)	(a)

Corporate & Other
Total revenue	$–—	$91	$586

US based revenue	—	91	586
Foreign based revenue	—	—	—
Segment loss	(7,492)	(7,928)	(7,700)
Depreciation and amortization	799	1,657	1,651
Capital expenditures	30	20	679
Total assets	$83,848	$126,560	$92,206

US based assets	83,848	(a)	(a)
Foreign based assets	—	(a)	(a)
Total Consolidated
Revenue	$78,757	$82,779	$91,750
Segment loss	$(19,924)	$(12,073)	$(13,069)

(a)	Substantially all long-lived assets were located in the United States during this period.
(b)	Substantially all revenue was derived from United States based customers during this period.

No single customer contributed 10 percent or more to NGS revenue during fiscal 2005 and fiscal 2004. During fiscal 2003, IDT and its affiliates accounted for 18.3 percent of NGS revenue.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

Liberty Cablevision of Puerto Rico, Inc. generated the majority of NCT’s revenue during fiscal 2005 and fiscal 2004.

Reconciliation to Consolidated Financial Information

A reconciliation of segment loss to consolidated net income (loss) as reported is as follows:

	Years ended July 31,

	2005	2004	2003

	(in thousands)
Segment loss, reportable segments	$(19,924)	$(12,073)	$(13,069)
Add/(Deduct):
Depreciation and amortization	(8,488)	(10,530)	(11,037)
Inventory obsolescence expense	(364)	(556)	—
Other SG&A expense	(1,586)	168	(481)
Forgiveness of former executive loan	—	—	(1,248)
Gain on settlement of Cisco litigation	—	—	58,034
Restructuring and other charges	(2,562)	(2,192)	(7,363)
Non-cash compensation expense	(3,972)	3,168	(15,304)
Non-cash services	(1,071)	(3,369)	—
Interest income, net	1,864	1,981	2,021
Other income/(loss), net	(2,182)	12,235	696
Minority interest	—	—	4,546

Consolidated net income (loss) as reported	$(38,285)	$(11,168)	$16,795

7. Consideration Paid to Customers

In the third quarter of fiscal 2005, we completed payment of $7.5 million to certain of our cable operator customers to fund defined capital expenditures and other investments made by these customers to support the deployment of our service. These funds had been held in an escrow account, and were released to the customers upon their meeting specified objectives, including upgrading and testing their networks to the extent necessary to deploy our services to established numbers of homes passed, and marketing our services to these homes. The funds in escrow had previously been reported as short term restricted cash. The amount paid is now reported as “Consideration paid to customers, net” in the accompanying consolidated balance sheet as of July 31, 2005, to reflect the future benefit of these exclusive business relationships. This asset is being amortized over the term of the related contracts and the amortization, which amounted to $0.4 million during fiscal 2005, is reflected as a reduction of revenue in accordance with EITF 01-9.

8. ADIR Technologies, Inc.

On July 31, 2003, we acquired 4,000 shares of ADIR Technology Inc.’s Series A-1 preferred stock from IDT. As consideration for the shares, we assigned to IDT our rights to a $1.0 million note receivable from a third party. We had previously written off such note receivable, but during recovery negotiations in the fourth quarter of fiscal 2003, we estimated a $0.1 million value to our claim. As a result of this transaction, we recorded a capital contribution from IDT of approximately $4.5 million, which equalled the excess of the recorded value of IDT’s minority interest in ADIR over the $0.1 million value of the note receivable. Also, during the fourth quarter of fiscal 2003, we transferred to ADIR $14.5 million of the cash we received in the first quarter of fiscal 2003 from the settlement of the Cisco litigation (see Note 16). This transfer was recorded as a capital contribution from us to ADIR since we did not receive any additional shares in ADIR.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

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

Also in September 2003, in consideration for general releases from certain of our current and former employees, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, we wrote off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, we became the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, we recorded additional other income of $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied. Pursuant to approvals of its board of directors, ADIR was liquidated in the fourth quarter of fiscal 2004.

9. Aplio Obligation

On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A. (“Aplio”), a company located in France which owned technology that enabled VoIP hardware devices to provide our services. In the third quarter of fiscal 2001, we discontinued Aplio’s operations.

Pursuant to settlement agreements with the former Aplio shareholders, we made certain payments and transfers to the former shareholders in 2001 and 2002 and were required to pay the shareholders on April 30, 2003 a remaining balance of $19.2 million, less the then current value of 585,325 shares of our common stock previously transferred to them. On May 7, 2003, as the result of several simultaneous transactions, the former Aplio shareholders transferred their 585,325 Company shares and assigned their rights under the settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, we and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by us of annual interest of 3.5 percent on the unpaid balance during the period.

Under amended and restated settlement agreements, on May 1, 2006, we are required to purchase from Deutsche Bank the 585,325 shares for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, we

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

recorded a long-term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2005, the obligation was $18.1 million. We will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in other income (loss), net. At July 31, 2005, the obligation was reclassified to current liabilities. Interest cost incurred and charged to expense related to this obligation for fiscal years 2005, 2004 and 2003 was $0.7 million, $0.7 million and $0.2 million, respectively.

Our payment obligations are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $19.9 million of marketable securities held by the bank. The letters of credit expire on August 4, 2006, however, the restricted marketable securities have been reclassified to current assets at July 31, 2005 as they will be utilized to pay the obligation in May 2006.

Our Aplio subsidiary is indebted to a French quasi-governmental lender in the amount of 0.5 million euros, which debt was due in March 2005, at which time the lender demanded payment of the balance due, with interest at the rate of 0.7 percent from the date of demand. Aplio has notified the lender that it is unable to repay the loan. The debt and estimated legal fees in conjunction with the anticipated disposition of this debt amounted to $0.8 million at July 31, 2005 and are reflected as current liabilities in the accompanying consolidated balance sheet.

10. Marketable Securities

Marketable securities consist of U.S. Government Agency Obligations and commercial paper. We utilize a specific identification process to determine the cost basis of securities sold and amounts to be reclassified out of accumulated other comprehensive income and into earnings.

The following is a summary of the marketable securities at July 31, 2005:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses (a)	Fair Value

	(in thousands)
U.S. Government Agency Obligations	$78,095	$—	$(1,439)	$76,656
Commercial paper	—	—	—	—

Total	$78,095	$—	$(1,439)	$76,656

The following is a summary of the marketable securities at July 31, 2004:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses (a)	Fair Value

	(in thousands)
U.S. Government Agency Obligations	$98,662	$32	$(1,112)	$97,582
Commercial paper	1,556	4	(17)	1,543

Total	$100,218	$36	$(1,129)	$99,125

(a)	Gross unrealized losses relate primarily to short term fixed income securities and are temporary in nature.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

The contractual maturities of our available-for-sale marketable securities at July 31, 2005 are as follows:

	Carrying Amount	Fair Value

	(in thousands)
Within one year	$33,759	$33,144
After one year and through five years	44,336	43,512

Total	$78,095	$76,656

11. Property and Equipment

Property and equipment consists of the following:

	July 31,

	2005	2004

	(in thousands)
Equipment	$27,845	$20,122
Computer software	22,643	18,985
Furniture and fixtures	1,810	1,720

	52,298	40,827
Accumulated depreciation	(29,493)	(21,898)

Property and equipment, net	$22,805	$18,929

There were no fixed assets under capital leases at July 31, 2005, and there were $0.7 of fixed assets under capital leases at July 31, 2004. The accumulated amortization related to these assets under capital leases was nil and $0.7 million at July 31, 2005 and 2004, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation and amortization of fixed assets for the years ended July 31, 2005, 2004, and 2003 was approximately $8.2 million, $10.2 million, and $10.6 million respectively.

12. Investments

In the third quarter of fiscal 2005, we determined that our recorded investment in a telephony software solutions provider experienced an other-than-temporary decline in value such that it no longer had any value to us. As a result, we wrote off the value of this investment, and the related impairment charge of $1.4 million is included in other income (loss), net, in the accompanying consolidated statement of operations for fiscal 2005.

During the fourth quarter of fiscal 2004 we sold our minority interest in eXact Advertising resulting in a gain of $0.8 million, which is reflected in other income (loss), net, in the accompanying consolidated statement of operations for fiscal 2004.

13. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $1.7 million, net of accumulated amortization, which is attributable to our Net2Phone Global Services segment for the years ended July 31, 2005 and 2004.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

The major components and average useful lives of our other acquired intangible assets follows:

		July 31, 2005			July 31, 2004
	Amortization Period (mos.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Technology	35	$160	$(160)	$—	$160	$(123)	$37
Trademarks	36	1,488	(1,086)	402	1,387	(800)	587
Non-compete covenants	24-30	800	(800)	—	800	(800)	—

		$2,448	$(2,046)	$402	$2,347	$(1,723)	$624

Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis. Intangible assets amortization expense for the years ended July 31, 2005, 2004, and 2003 was $0.3 million $0.3 million, and $0.7 million, respectively. Intangible assets amortization expense is estimated to be $0.3 million in fiscal 2006, and $0.1 million in fiscal 2007. After fiscal 2007, all intangible assets will be fully amortized.

14. Financial Instruments

The carrying value of our financial instruments, which include our investments (see Notes 9 and 12) and marketable securities (see Note 10), approximates fair value. It was not practicable to estimate the fair value of certain of our equity investments as of July 31, 2004 because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The balance of these investments at July 31, 2005 was nil and at July 31, 2004 was $1.4 million. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

15. Common Stock Offering

On November 25, 2003, we issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT Corporation, our controlling shareholder, and Liberty Media Corporation, a former strategic investor. We received net proceeds of $58.6 million as a result of the offering.

16. Settlement of Cisco Litigation

In August 2002, Net2Phone and ADIR Technologies, Inc., a then majority-owned subsidiary (see Note 8), consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco Systems and a Cisco executive who had been a member of the board of directors of ADIR. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak Corporation in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5 percent and 7.0 percent interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, we recognized a gain of $58.0 million during fiscal 2003 consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares, receipt of settlement proceeds of $19.5 million less compensation expense of

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

$0.4 million. No income taxes have been provided for with respect to the gain as we have sufficient net operating loss carry-forwards to offset the gain.

17. Leasing Arrangements

We lease certain facilities and equipment for use in our operations under operating leases.

The aggregate minimum rental commitments under non-cancelable leases for the periods shown at July 31, 2005 are as follows:

Fiscal Years Ending July 31,	Operating Leases

(in thousands)
2006	$3,473
2007	2,846
2008	2,462
2009	1,869
2010	1,391
Thereafter	211

Total minimum rental commitments	$12,252

Rent expense for fiscal years 2005, 2004 and 2003 was $2.9 million, $2.8 million, and $3.4 million, respectively.

As of July 31, 2005, the aggregate minimum sublease rentals to be received in the future for operating subleases is $0.5 million.

18. Stock Compensation

Options

In April 1999, we adopted a stock option and incentive plan, as amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors, as well as those of IDT, are eligible to receive awards of incentives and non-qualified stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. There are currently 20,940,000 shares of common stock authorized for issuance under the plan. The compensation committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediate to four years.

In fiscal 2003 we recorded non-cash compensation expense of $6.3 million from the issuance of stock options, using the straight line method. In fiscal 2004, we reversed $5.1 million of previously recorded non-cash compensation expense relating to stock options. In fiscal 2005, non-cash compensation expense relating to stock options was less than $0.1 million. All our non-cash compensation is attributable to general and administrative expense.

Based on our stock price at July 31, 2005, there was no deferred compensation relating to the issuance of stock options.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

A summary of stock option activity under our stock option plan is as follows:

	Shares	Weighted Average Exercise Price

	(in thousands)
Outstanding at July 31, 2002	10,319
Granted	1,055	$3.30
Exercised	(393)	2.85
Cancelled	(181)	6.47
Forfeited	(447)	12.58

Outstanding at July 31, 2003	10,353
Granted	974	5.73
Exercised	(1,270)	4.18
Cancelled	(66)	5.56
Forfeited	(262)	10.58

Outstanding at July 31, 2004	9,729
Granted	1,209	3.08
Exercised	15	3.84
Cancelled	(1,000)	5.04
Forfeited	(444)	5.07

Outstanding at July 31, 2005	9,479

The following table summarizes the status of the stock options outstanding and exercisable at July 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

	(in thousands)	(in years)		(in thousands)
$0.0 – $5.56	7,930	5.9	$3.79	6,278	$3.90
$5.56 – $11.11	1,386	5.8	6.70	1,139	6.82
$11.11 – $16.67	80	4.0	15.00	80	15.00
$16.67 – $22.22	17	5.3	16.75	17	16.75
$22.22 – $27.78	1	5.0	25.00	1	25.00
$33.34 – $38.89	3	4.7	35.00	3	35.00
$38.89 – $44.45	55	4.5	42.25	55	42.25
$44.45 – $50.00	7	4.3	48.50	7	48.50

	9,479			7,580

Option Repricing

On December 18, 2001, our Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options have been subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, have been marked-to-market each quarter. Based on our stock price at July 31, 2005, we did not record any non-

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

cash compensation expense related to these repriced options for fiscal 2005, as our stock price at this date was below the exercise price of our repriced options. For fiscal 2004, we reversed $5.3 million of previously recognized non-cash compensation expense related to these repriced options. For fiscal 2003, we recorded $4.9 million of non-cash compensation expense relating to repriced options. Effective August 1, 2005, we adopted SFAS No. 123 (R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Incentive Stock Compensation

On September 20, 2005, the compensation committee of our board of directors approved a compensation program for fiscal 2005 that includes granting $1.5 million of Net2Phone’s common stock to qualifying employees as a component of the fiscal 2005 bonus program. We expect to issue fiscal 2005 bonus shares in October 2005. The corresponding cost of these shares has been recorded in non-cash compensation expense for fiscal 2005. On September 20, 2004, the compensation committee of our board of directors approved a compensation program for fiscal 2004, that included granting $1.3 million of Net2Phone’s common stock to employees as a component of the fiscal 2004 bonus programs. Fiscal 2004 bonus shares were issued on November 11, 2004 and were reflected in non-cash compensation expense for fiscal 2004. On October 9, 2003, the compensation committee of our board of directors approved a compensation program for fiscal 2003, that included granting approximately $1.0 million of Net2Phone’s common stock to employees as a component of the fiscal 2003 bonus programs. Fiscal 2003 bonus shares were issued in early 2004 and were reflected in non-cash compensation expense for fiscal 2003.

Restricted Stock Grants

During fiscal 2005 and 2004, we granted 1,112,038 and 279,881 restricted shares of Net2Phone common stock, respectively, to officers, directors, employees and consultants under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restrictions on transfer of the restricted shares lapse over a three or four year period on or about the anniversary of the date of grant. Total non-cash compensation expense relating to restricted shares granted was $1.8 million for fiscal 2005 and $0.4 million for fiscal 2004. No similar compensation expense was incurred prior to fiscal 2004. Deferred compensation related to these restricted stock grants totaled $3.0 million and $1.2 million as of July 31, 2005 and 2004, respectively, using the straight line method. Of the total restricted shares granted, 69,934 shares have been issued and are outstanding as of July 31, 2005. The weighted average price of grants issued during fiscal 2005 and 2004 was $3.39 and $5.56, respectively.

Other Stock-Based Compensation

Non-cash compensation expense for other stock-based compensation included in net loss for fiscal 2005, 2004 and 2003 was $0.6 million, $0.5 million and $0.8 million, respectively. These expenses primarily relate to the stock funding of our match of employee contributions as stipulated in our 401(k) plan (See Note 21).

19. Charitable Contributions

On December 31, 2001, we transferred 600,000 shares of our common stock to the Net2Phone Charitable Foundation Philanthropic Fund established under the auspices of the Jewish Community Foundation of MetroWest. The shares were transferred to the Net2Phone Charitable Foundation, Inc., a New Jersey not-for-profit corporation that, on February 13, 2002, was determined by the Internal Revenue Service to be a 501(c)(3) organization. The shares were used as collateral to support non-interest bearing loans of $0.4 million from Net2Phone and $1.0 million from IDT Corporation. The proceeds of the loans were used to provide liquidity to the Foundation for purposes of matching charitable gifts contributed by our employees in

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

accordance with a matching charitable gift program approved by our Board of Directors in March 2001. Certain executives of Net2Phone are also trustees and officers of the Foundation. In the third quarter of fiscal 2004, the Foundation sold the 600,000 shares of Net2Phone common stock for net proceeds of $3.9 million. The Foundation used these proceeds to repay its loan obligations to Net2Phone and IDT, and will use the remaining proceeds to continue to match charitable gifts in accordance with our matching charitable gift program.

20. Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) consist of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2003	$45	$181	$226
Change during period	(1,138)	(50)	(1,188)

Balance at July 31, 2004	$(1,093)	$131	$(962)
Change during period	(346)	(21)	(367)

Balance at July 31, 2005	$(1,439)	$110	$(1,329)

21. 401(k) Plan

During October 1999, we established a 401(k) Plan which permits employees to make contributions to the plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees 21 years old or over are eligible to participate in the plan after completing three months of service. Eligible employees may contribute up to 15 percent of their annual compensation, subject to IRS limitations. Prior to January 2002, we matched a discretionary amount of the employees’ contributions in cash. Beginning January 1, 2002, we match a discretionary amount of the employees’ contributions in our common shares. During fiscal 2005, we contributed 219,197 shares of common stock to the matching plan and bore the administrative cost of the Plan. We provided no cash contributions during fiscal 2005, 2004 and 2003. During fiscal 2005, 2004 and 2003, we recorded $0.6 million, $0.5 million, and $0.8 million, respectively, in non-cash compensation expense related to matching contributions in our common shares.

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

22. Income Taxes

Significant components of our deferred tax assets and liabilities consist of the following:

	July 31,

	2005	2004

	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$231,552	$211,506
Compensation charge from issuance of stock options	12,113	10,485
Restructuring costs	9,766	15,831
Contribution carryover	1,350	1,345
Deferred tax liabilities:
Depreciation	(15,418)	(15,418)
Other	(243)	(304)
Unrealized gain on investments		—

Net deferred tax asset	$239,120	$223,445
Valuation allowance	(239,120)	(223,445)

Total deferred tax assets	$—	$—

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At July 31, 2005, we had net operating loss carry-forwards for federal income tax purposes of approximately $564.8 million expiring in years through 2025. These net operating loss carry-forwards may be limited by both the future taxable earnings of our company and limitations imposed by Internal Revenue Code Section 382.

	Year ended July 31,

	2005	2004	2003

	(in thousands)
Tax at effective rate	$(13,400)	$(3,909)	$5,878
Non-deductible expenses	19	25	5
Losses for which no benefit is provided	13,381	3,884	(5,883)

Tax Provision	$—	$—	$—

23. Customer and Geographical Area

Revenue from customers outside the United States represented approximately 57 percent, 55 percent, and 50 percent of total revenue during fiscal years 2005, 2004, and 2003, respectively. More than 10 percent of total revenue was derived from customers in the Middle East during fiscal 2005, 2004 and 2003.

24. Legal Proceedings

On June 28, 2005, our controlling stockholder, IDT Corporation, announced its intention to commence a tender offer for all outstanding shares of our common stock not already owned by IDT or its affiliates. Thereafter, six class actions were filed on behalf of our public common stockholders against IDT, Net2Phone, Inc. and all of our directors. Five of these actions were filed in the Court of Chancery, New Castle County, in Delaware and the sixth was filed in the Superior Court of New Jersey, Chancery Division, Essex County. In these actions, plaintiffs allege that the defendants have breached their fiduciary duty to the public

Back to Contents

Net2Phone, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005

shareholders and seek to enjoin the transaction alleging that the proposed consideration offered by IDT is inadequate. Plaintiffs also seek damages from the defendants in the event the transaction is consummated. Plaintiffs have granted an extension to answer, move or otherwise respond to the complaints until October 28, 2005.

We are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of these additional legal proceedings to which we are currently a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

25. Commitments and Contingencies

Letters of Credit

As of July 31, 2005, we had letters of credit outstanding totaling $20.3 million, of which $20.2 million expires during fiscal 2006 and the remainder will expire in 2007 through 2010. The letters of credit primarily relate to payments we are required to make as a result of the Deutsche Bank agreement (See Note 9).

Purchase Commitments

We have entered into purchase commitments of approximately $2.0 million as of July 31, 2005, primarily related to our product sales. The term of commitment is less than one year for all purchase commitments.

Back to Contents

Net2Phone, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Charged to Expenses	Deductions (Note (a))	Balance at End of Period

	(in thousands)
Allowance For Uncollectible Accounts Receivable:
Fiscal 2005	$364	$312	$(421)	$255
Fiscal 2004	$581	$28	$(245)	$364
Fiscal 2003	$507	$272	$(198)	$581

(a)	Amounts written off as uncollectible.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net2Phone, Inc.

By:	/s/ LIORE ALROY

Liore Alroy
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of October, 2005.

/s/ STEPHEN M. GREENBERG Stephen M. Greenberg	Chairman of the Board	Dated: October 12, 2005

/s/ HOWARD S. JONAS Howard S. Jonas	Vice Chairman of the Board	Dated: October 12, 2005

/s/ LIORE ALROY Liore Alroy	Chief Executive Officer and Director (Principal Executive Officer)	Dated: October 12, 2005

/s/ ARTHUR DUBROFF Arthur Dubroff	Chief Financial Officer (Chief Accounting Officer)	Dated: October 12, 2005

/s/ JAMES R. MELLOR James R. Mellor	Director	Dated: October 12, 2005

/s/ JAMES A. COURTER James A. Courter	Director	Dated: October 12, 2005

/s/ HARRY C. MCPPHERSON, JR. Harry C. McPherson, Jr.	Director	Dated: October 12, 2005

/s/ JESSE P. KING Jesse P. King	Director	Dated: October 12, 2005

/s/ MICHAEL WEISS Michael Weiss	Director	Dated: October 12, 2005

/s/ MARC J. OPPENHEIMER Marc J. Oppenheimer	Director	Dated: October 12, 2005

S-1