Form 10-Q
period 2005-10-31
NET2PHONE INC
filed 2005-12-12
CIK 1086472

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

As of December 2, 2005, the registrant had outstanding 49,650,160 shares of common stock, $.01 par value, and 28,909,500 shares of Class A common stock, $.01 par value. (The number of outstanding shares of Class A common stock does not include 6.9 million shares the registrant expects to issue as of the date definitive agreements are executed between Net2Phone, Inc. and IDT Corporation as described in more detail in Note 6 to the Condensed Consolidated Financial Statements included herein.)

NET2PHONE, INC.

Back to Contents

NET2PHONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2005	2005
(in thousands, except per share data)	(unaudited)	(note 1)

Assets:
Current assets:
Cash and cash equivalents	$1,239	$941
Restricted cash, cash equivalents, and marketable securities	20,266	20,266
Marketable securities	67,342	76,656
Trade accounts receivable, net of allowance for doubtful accounts of $400
(October 31, 2005) and $255 (July 31, 2005)	7,082	5,095
Notes receivable from employees	94	125
Other current assets	8,010	6,323

Total current assets	104,033	109,406

Property and equipment, net	23,817	22,805
Restricted cash, cash equivalents, and marketable securities – long term	161	161
Consideration paid to customers, net	6,897	7,138
Other assets	2,266	2,320

Total assets	$137,174	$141,830

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,879	$4,123
Accrued expenses	12,427	13,320
Deferred revenue	8,629	8,461
Current portion of long-term obligation	18,335	18,142
Due to IDT	1,557	796
Other current liabilities	647	652

Total current liabilities	45,474	45,494

Other liabilities	645	717

Total liabilities	46,119	46,211

Stockholders' equity:

Common stock, $.01 par value; 200,000 shares authorized including redeemable
shares; 52,545 and 51,792 shares issued and outstanding	525	518
Class A common stock, $.01 par value; 37,924 shares authorized; 28,910 and
28,912 shares issued and outstanding	289	289
Additional paid-in capital	943,468	944,374
Accumulated deficit	(824,747)	(815,065)
Accumulated other comprehensive loss	(1,207)	(1,329)
Deferred compensation	—	(2,967)
Loans to stockholders, net	(146)	(239)
Treasury stock, at cost; 2,895 and 3,106 shares	(27,127)	(29,962)

Total stockholders' equity	91,055	95,619

Total liabilities and stockholders' equity	$137,174	$141,830

See accompanying notes

Back to Contents

NET2PHONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	October 31,

(in thousands, except per share data)	2005	2004

Revenue, net (a)	$21,726	$20,309
Costs and expenses:
Direct cost of revenue (exclusive of depreciation and amortization and
non-cash services provided by IDT) (a)	12,608	11,720
Selling, general and administrative (a) (b)	15,466	13,378
Depreciation and amortization	2,183	1,894
Non-cash services provided by IDT (attributable to direct cost of revenue
and selling, general and administrative)	(283)	1,459
Restructuring, severance, impairment and other items	(585)	878

Total costs and expenses	29,389	29,329
Miscellaneous income	313	—

Loss from operations	(7,350)	(9,020)
Interest income, net	244	622
Other income (loss), net	(103)	155

Net loss	$(7,209)	$(8,243)

Net loss per common share – basic and diluted	$(0.09)	$(0.11)

Weighted average number of common shares used in the calculation of basic
net loss per common share:	76,664	75,807

Weighted average number of common shares used in the calculation of diluted
net loss per common share:	76,664	75,807

(a) Includes the following income and expenses resulting from transactions with
IDT Corporation:
Revenue	$324	$2,249
Direct cost of revenue	647	1,345
Selling, general and administrative	500	406

(b) Includes non-cash compensation expense of:	$1,677	$683

See accompanying notes

Back to Contents

NET2PHONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2005
(unaudited)

	Common Stock		Class A Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred	Loans to	Treasury Stock		Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Stockholders	Shares	Amount	Equity

Balance at July 31, 2005	51,792	$518	28,912	$289	$944,374	$(815,065)	$(1,329)	$(2,967)	$(239)	3,106	$(29,962)	$95,619
Net loss for the three months ended October 31, 2005	—	—	—	—	—	(7,209)	—	—	—	—	—	(7,209)
Foreign currency translation	—	—	—	—	—	—	(58)	—	—	—	—	(58)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	180	—	—	—	—	180
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,087)
Treasury share funding of 401K Plan	—	—	—	—	—	(2,473)	—	—	—	(211)	2,835	362
Conversion of Class A stock to common stock	2	—	(2)	—	—	—	—	—	—	—	—	—
Issuance of stock to employees, officers and directors	928	9	—	—	1,454	—	—	—	—	—	—	1,463
Common shares retired	(177)	(2)	—	—	(288)	—	—	6	—	—	—	(284)
Shares which may be released to IDT per memorandum of understanding	—	—	—	—	(283)	—	—	—	—	—	—	(283)
Share based compensation	—	—	—	—	1,172	—	—	—	—	—	—	1,172
Reclassification of deferred compensation upon	—	—	—	—	—	—	—	—	—	—	—
adoption of FAS123R	—	—	—	—	(2,961)	—	—	2,961	—	—	—	—
Forgiveness of loans to stockholders	—	—	—	—	—	—	—	—	93	—	—	93

Balance at October 31, 2005	52,545	$525	28,910	$289	$943,468	$(824,747)	$(1,207)	$—	$(146)	2,895	$(27,127)	$91,055

See accompanying notes

Back to Contents

NET2PHONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	October 31,

	2005	2004

	(in thousands)
Operating activities
Net loss	$(7,209)	$(8,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,183	1,894
Non-cash services provided by IDT	(283)	1,459
Non-cash compensation	1,677	683
Restructuring, severance, impairment, and other non-cash items	1,740	854
Changes in assets and liabilities:	(4,053)	(1,280)

Net cash used in operating activities	(5,945)	(4,633)

Investing activities:
Purchases of property and equipment	(3,141)	(2,600)
Purchases of marketable securities	(79,956)	(30,026)
Proceeds from the sale of marketable securities	89,450	25,850
Other	34	(12)

Net cash provided by (used in) investing activities	6,387	(6,788)

Financing activities:
Payments of capital lease obligations	—	(127)
Common shares retired	(144)	—
Other	—	(1)

Net cash used in financing activities	(144)	(128)

Net increase (decrease) in cash and cash equivalents	298	(11,549)
Cash and cash equivalents at beginning of period	941	12,408

Cash and cash equivalents at end of period	$1,239	$859

See accompanying notes

Back to Contents

NET2PHONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements of Net2Phone, Inc. and its subsidiaries (collectively “we” or “Net2Phone” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, including normal recurring accruals and other items, have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at July 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete audited financial statements. For further information, refer to the audited financial statements and notes thereto included in Net2Phone’s Annual Report on Form 10-K for the year ended July 31, 2005.

Our fiscal year ends on July 31 of each year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the year indicated (e.g., fiscal 2006 refers to the Fiscal Year ending July 31, 2006).

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of December 2, 2005, IDT beneficially owns an aggregate of 40.3 percent of our outstanding capital stock and 56.4 percent of our aggregate voting power. We entered into a Memorandum of Understanding with IDT on October 29, 2003, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT. Assuming these shares are issued, IDT would beneficially own an aggregate of 45.1 percent of our outstanding capital stock and 61.3 percent of our aggregate voting power based on our stock outstanding on December 2, 2005.

In light of the relationship between us and IDT, on February 17, 2004 our Board of Directors formed a committee of independent directors (“Independent Committee”) to review, evaluate, and approve or disapprove of agreements and other material issues arising from time to time between IDT and us, and if appropriate, to take action on behalf of the Board of Directors. On October 12, 2004, our Board of Directors made the Independent Committee a standing committee and adopted a charter under which the Independent Committee is to operate.

     On March 17, 2005, our Board of Directors considered the prospect of a transaction whereby IDT would take the Company private, and authorized and directed the Independent Committee to review, consider and negotiate the terms of the transaction with IDT, and, on behalf of the Board of Directors, to determine conclusively whether the Board should recommend any proposed transaction to the public stockholders. On November 10, 2005, IDT made an unsolicited tender offer for all of the outstanding shares of our common stock that IDT and its affiliates do not currently own for $2.00 per share in cash, without interest. Our Board of Directors delegated the authority to respond to the tender offer on behalf of the Company to the Independent Committee. On November 25, 2005, the Independent Committee filed on behalf of the Company a Solicitation/Recommendation Statement on Schedule 14D-9 in which the Independent Committee expressed no opinion and made no recommendation to shareholders, respecting the tender offer. For more information on our relationship with IDT, see “Related Party Transactions” below.

Back to Contents

Reclassifications

In accordance with Staff Accounting Bulletin No. 107 issued on March 29, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission, effective August 1, 2005 we are reporting non-cash compensation expense within selling, general and administrative expense in the accompanying condensed consolidated statement of operations. We have previously reported this expense as a separate line item. We have reclassified prior year’s non-cash compensation expense to conform to this presentation.

In addition, the weighted average number of common shares used in the calculation of basic and diluted net loss per common share, for the three months ended October 31, 2004, have been restated from previously reported amounts to reflect the reversal of 1,221,129 weighted shares. This restatement did not have any impact on basic or diluted earnings per share for this period. The shares that were reversed relate to shares we expect to issue to IDT Corporation (“IDT”) in accordance with the October 29, 2003 Memorandum of Understanding with IDT (see Note 6). Such shares will not be treated as outstanding until a definitive agreement is reached with IDT and the shares vest in accordance with the terms of such agreement.

Elimination of Segment reporting

From August 2003 until the end of fiscal 2005, our corporate structure was organized around two wholly owned operating subsidiaries, which we reported as distinct segments during that period:

•	Net2Phone Global Services, which delivered VoIP telephone services to businesses and consumers directly and through its global distribution network; and

•	Net2Phone Cable Telephony, which offered cable and other broadband operators a suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, our Board of Directors approved a reorganization of our business lines, with corresponding changes to the responsibilities of members of our management team, which had the effect of integrating many aspects of our Net2Phone Global Services and Net2Phone Cable Telephony businesses. The result of these internal changes is that we no longer qualify for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Therefore, beginning with this first quarter of fiscal 2006, we no longer present our financial results on a segment basis. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Form 10-Q for a description of our four core distribution channels, International Reseller, Cable, Consumer and Carrier, and the revenues generated by each.

Adjustment Reducing Restructuring Expense

During the first quarter of fiscal 2006, we noted that we had inadvertently overstated restructuring expense relating to fiscal 2004 and fiscal 2005 by $0.4 million and $0.5 million, respectively. We corrected this error during the first quarter of fiscal 2006, which resulted in a $0.9 million reduction to restructuring expense (see Note 6).

Adjustments Reducing Revenue

As a result of our quarterly deferred revenue adequacy assessment process, which is more fully described in our fiscal 2005 Annual Report on Form 10-K, the accompanying statement of operations reflects a $0.3 million adjustment to decrease revenue in the first quarter of fiscal 2005.

Since the filing of our Annual Report on Form 10-K for the year ended July 31, 2005, we have updated our revenue recognition policy to provide more clarity as to how we record the revenue generated by our distribution channels. Our updated revenue recognition policy is set forth below:

Back to Contents

Revenue Recognition

Our products and services are sold through our four distribution channels, International Reseller, Cable, Consumer, and Carrier, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations found elsewhere in this Form 10-Q. Revenue is recognized from these products and services as follows:

Postpaid minutes revenue–revenue from these sales, primarily on a wholesale basis, is recognized as minutes are used.

Prepaid minutes revenue–prepayments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

Platform license fees – these fees are charged to certain customers based on customer contracted commitment levels and revenue is deferred and recognized over the remaining life of the agreement.

Monthly recurring fees – these are generally flat monthly fees based on the level of service or calling plans that the subscriber receives. Revenue from these fees is recognized as service is provided.

Revenue share – these fees are charges to certain cable operators or broadband service providers as a percentage of those operators’ telephony revenue from subscribers and revenue is recognized as service is provided.

Maintenance and support fees – revenue from these fees is recognized when maintenance and support services are provided.

Transaction fees – these fees are for certain services such as out-of-plan minutes, directory assistance and transaction fees for service activation, deactivation and number porting. Revenue from these fees is recognized as service is provided, that is, as minutes are used or as transactions occur.

Equipment sales – revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

Miscellaneous Income

In the second quarter of fiscal 2005, we began reporting as miscellaneous income, rather than revenue, prepaid balances with no services fees or expiration dates that, based on historical data, are unlikely to be used. For the first quarter of fiscal 2006, we reported miscellaneous income of $0.3 million.

2. Stock-Based Compensation

In April 1999, we adopted a stock option and incentive plan, which has been amended on several occasions since that time. Prior to August 1, 2005, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). In accordance with APB 25, no employee compensation cost related to stock options is recognized for options granted under the plan where the exercise price is equal to the market value of the underlying common stock on the date of grant. Effective August 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended October 31, 2005 reflects the quarter’s proportional share of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Back to Contents

As a result of adopting Statement 123(R) on August 1, 2005, our net loss for the three months ended October 31, 2005 is $0.7 million higher than if we had continued to account for share-based compensation based upon Opinion 25. Basic and diluted loss per share for the three months ended October 31, 2005 would have been $(0.08) if we had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.09).

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement does not impact us since we do not currently recognize a benefit of excess tax deductions given the federal and state net operating loss carryforwards available to us to offset our future U.S. federal and state taxable income.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan in the three months ended October 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

October 31, 2004

Net loss, as reported	$(8,243)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(914)

Pro forma net loss	$(9,157)

Loss per share
Basic and diluted– as reported	$(0.11)

Basic and diluted– pro forma	$(0.12)

Restricted Stock Grants

During the three months ended October 31, 2005, we granted 10,500 restricted shares of Net2Phone common stock to officers, employees and directors under our 1999 Amended and Restated Stock Option and Incentive Plan. In general, the restrictions on transfer of the restricted shares granted to employees are removed, referred to as a “lapse”, over a three or four year period from the date of grant, and there are no restrictions on shares granted to non-employee directors as part of an annual award program. Total non-cash compensation expense relating to the lapse of restrictions on all outstanding restricted shares was $0.5 million and $0.2 million for the three months ended October 31, 2005 and 2004, respectively. Deferred compensation totaled $3.0 million as of July 31, 2005. Upon the adoption of Statement No. 123(R) on August 1, 2005, deferred compensation was eliminated against additional paid-in capital.

Back to Contents

Option Repricing

On December 18, 2001, the Board of Directors approved the repricing of options to purchase 6,373,863 shares of our common stock granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. Until we adopted Statement No. 123(R) on August 1, 2005, the repriced options were subject to variable accounting treatment and, therefore, the repriced options that were vested and unexercised were marked-to-market each quarter. Based on our stock price at October 31, 2004, we recorded no non-cash compensation expense related to these repriced options for the three months ended October 31, 2004.

Other Stock-Based Compensation

Non-cash compensation expense for other stock-based compensation included in net loss for the three months ended October 31, 2005 and 2004 was $0.5 million in each period. These expenses primarily relate to bonuses paid in stock and to the use of stock to fund the matching of employee contributions under our 401(k) plan.

3. Net Loss Per Share

Shares issuable upon the exercise of stock options and warrants or the lapsing of restrictions on restricted shares are excluded from the calculation of net loss per share if their effect would be antidilutive.  Accordingly, stock options of 9.5 million shares and 10.4 million shares for the three months ended October 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share. Additionally, restricted shares of 0.7 million and 0.9 million for the three months ended October 31, 2005 and 2004, respectively, and 4.4 million shares issuable upon the exercise of warrants outstanding as of October 31, 2005 were not included in the computation of diluted earnings per share. Also, the 6.9 million shares of Class A common stock to be issued in connection with our Memorandum of Understanding with IDT have been excluded from the calculation of diluted net loss per share for the three months ended October 31, 2005 and 2004 (see Note 1 and Note 6).

4. Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) consist of the following:

	Unrealized gain (loss) on available for sale securities	Foreign Currency Translation	Accumulated other comprehensive income (loss)

	(in thousands)
Balance at July 31, 2005	$(1,439)	$110	$(1,329)
Change during period	180	(58)	122

Balance at October 31, 2005	$(1,259)	$52	$(1,207)

5. Consideration Paid to Customers

In the third quarter of fiscal 2005, we completed payment of  $7.5 million to certain of our cable operator customers controlled by Altice One: Coditel, S.A., Coditel Brabant, S.A. and EST Videocommunication SAS (collectively “Altice”) to fund defined capital expenditures and other investments made by these customers to support the deployment of our cable telephony service. These funds had been held in an escrow account, and were released to the customers upon their meeting specified objectives, including upgrading and testing their networks to the extent necessary to deploy our services to established numbers of homes passed, and marketing our services to these homes. The amount paid is reported as “Consideration paid to customers, net” in the accompanying condensed consolidated balance sheet as of October 31, 2005, to reflect the future benefit of these exclusive business relationships. This asset was being amortized over the term of the related contracts and the amortization, which amounted to $0.2 million during the three months ended October 31, 2005 is reflected as a reduction of revenue in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As more fully described in Note 11, on November 15, 2005, each of the Altice entities notified us that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the three cable telephony agreements with the Altice entities, and that therefore, the agreements were being terminated. As a result, the unamortized balance of this asset will be written off in the second quarter of fiscal 2006. This write-off will be an element in the calculation of the net gain that will be recognized as a result of the Altice contract termination (see Note 11).

Back to Contents

6. Related Party Transactions

IDT Corporation

As more fully described in Note 1, IDT Corporation, our controlling stockholder, has made an unsolicited tender offer for all of the outstanding shares of our common stock that IDT and its affiliates do not currently own. IDT has publicly announced that if it completes the tender offer, which is subject to a number of conditions, it intends to effect a merger of Net2Phone with a subsidiary of IDT.

We maintain significant business relationships with IDT and its affiliates. In the three months ended October 31, 2005 and 2004, we provided carrier services to IDT of $0.3 million and $2.2 million, respectively. In the three months ended October 31, 2005 and 2004, we purchased wholesale carrier services from IDT of $0.6 million and $1.3 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2005 and 2004, IDT charged us $0.5 million in each period for leasing their facilities.

IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines approved by the Audit Committee of our Board of Directors.  On occasion, IDT is a counterparty to our purchase or sale of investment securities. During the three months ended October 31, 2005 and 2004, no securities purchases or sales were settled through IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and to an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis.  On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we have the right to retain legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate.  During the three months ended October 31, 2005 and 2004, IDT charged us a total of $0.1 million and $0.2 million, respectively, for all such aforementioned services. We are currently negotiating other service agreements with IDT for the services they are providing that have not been formalized in written agreements. The costs for such services are included in the total charges noted.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three months ended October 31, 2005 and 2004, we charged IDT reimbursement fees of $0.1 million and $0.3 million, respectively, for such services.

The Due to IDT balances reflected in the accompanying condensed consolidated balance sheets, represent net amounts due to IDT principally for wholesale carrier services and facilities lease payments. On October 31, 2005, we owed IDT $1.6 million and on July 31, 2005, we owed IDT $0.8 million. The average net balance we owed to IDT during the three months ended October 31, 2005 was $1.1 million and the average net balance we owed to IDT during the three months ended October 31, 2004 was $0.6 million.

Back to Contents

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.4 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended October 31, 2005 or 2004.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of December 12, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5 percent, which we record to our direct cost of revenue.  IDT charged us $0.2 million for such services during the first quarter of fiscal 2006 and zero during the first quarter of fiscal 2005.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded a net reduction of $0.3 million and a charge of $1.5 million to non-cash services provided by IDT related to this agreement during the three months ended October 31, 2005 and 2004, respectively.  The net reduction and charge to non-cash services provided by IDT related to 2.8 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through October 31, 2005.

We followed the guidance in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

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

We determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.2 million as of October 31, 2005 and $4.4 million as of July 31, 2005.

Back to Contents

Loans with Chairman

In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002.  The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.3 million during the three months ended October 31, 2004.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On October 31, 2004, Liore Alroy became our Chief Executive Officer, and Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant, and during the three months ended October 31, 2005, we recorded $0.2 million of non-cash compensation expense related to this agreement.

Agreement with Former Chief Financial Officer

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Pursuant to an agreement between Mr. Slasky and us, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with us and the guarantee of continued benefits for a similar period. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us in exchange for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on the date of transfer. Under certain circumstances, we were required to guarantee to IDT that those shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. Pursuant to the agreement, the guaranteed value is reduced by the average of the 10 highest closing sales prices of Net2Phone common stock for all such dates between January 24, 2002 (the date of the agreement) and January 31, 2007 as long as the stock is saleable as either registered shares or pursuant to Rule 144. Our stock became saleable on January 26, 2004 and the average of the 10 highest stock prices after that date (which occurred in February and March 2004) was $7.00. Because the average stock price was greater than the $5.20 guaranteed amount, the guaranteed amount was reduced to zero at that time and we no longer has a liability to IDT. However, we mistakenly continued to account for these shares as if they were liable to IDT if our stock price declined below $5.20. As a result of declines in our stock price subsequent to March 2004, we incorrectly overstated restructuring expense in fiscal 2004 and fiscal 2005 by $0.4 million and $0.5 million, respectively. Upon realizing this error in the first quarter of fiscal 2006, we reversed the aggregate $0.9 million of excess restructuring expense. We determined that the impact of not recording the charges in each of the respective prior periods is not material. In addition, we determined that, although the impact of recording aggregate prior period overstatements of restructuring expense in the first quarter of fiscal 2006 is material to the results of operations of the current quarter, it is not expected to be material to the full year results. Accordingly, we recorded a reduction to restructuring expense in the first quarter of fiscal 2006 and have not restated any prior periods.

Back to Contents

7. Restructuring, Severance, Impairment and Other Items

During the three months ended October 31, 2005 and 2004, we incurred severance and other work force reduction expense of $0.2 million in each period primarily due to ongoing charges related to the separation agreements we entered into with former officers.

During the three months ended October 31, 2005 and 2004, we incurred exit and related costs of $0.2 million and $0.7 million, respectively, related to losses on office leases we exited.

As of July 31, 2005, the restructuring, severance, impairment and other items reserve balance amounted to $2.6 million. During the three months ended October 31, 2005, the reserve balance was increased by $0.4 million of expenses and reduced by payments and non-cash charges of $0.5 million. It was further reduced by the reversal of $0.9 million of restructuring expenses resulting from an accounting error in prior periods, as further described in Note 6. As of October 31, 2005, the reserve balance amounted to $1.6 million.

8. Warrant Incentive Program

In early fiscal 2005, we introduced a warrant incentive program, which allows selected cable operators to receive warrants to purchase shares of our common stock. Our Board of Directors has reserved up to five million shares for issuance under this plan. The execution of definitive agreements with cable operators that met specific criteria triggered warrant grants, which become exercisable as the cable operator reaches specified telephony subscriber levels. During the second and third quarters of fiscal 2005, we issued warrants to purchase a total of 4.4 million shares of common stock to four cable operator customers, Altice One, Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. On November 15, 2005, Altice One terminated its relationship with us (see Note 5 and Note 11), and we have deemed the warrants to have expired. Without the Altice One warrants, we have issued 3.1 million warrant shares to the remaining three cable operator customers participating in the program.

The warrants expire on December 31, 2011 and may be exercised for specified purchase prices per share, which range from $3.80 to $4.35. Only vested warrant shares can be exercised, and vesting is based on the number of customers subscribing to our telephony service in each cable operator’s service area. The shares subject to the warrants generally vest as follows: beginning on the last day of the calendar quarter ending 12 months from the commercial launch date of the cable telephony services, ten shares vest for each subscriber to our cable telephony service pursuant to the cable telephony agreement, and thereafter until December 9, 2009, the warrant shares vest quarterly at a rate of ten shares per incremental net subscriber on the last day of each calendar quarter.

We account for the warrants issued in accordance with EITF 96-18. Accordingly, there is no measurement date prior to the date when vesting of the warrants begins and the measurement date will occur for each group of warrants as they vest. Upon vesting of the warrants, we will record a cost equal to the fair value of the vested warrants on that date.  The cost related to the vested warrants that are issued each quarter, if any, is treated as a one-time expense and will be shown as a reduction of revenue, in accordance with EITF 01-9. To date, we have not recorded any expense related to the warrants issued since none of the warrants has vested.

We have agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the shares of common stock that will be issued upon exercise of these warrants. We did not grant demand or piggyback registration rights. The issuance of these warrants did not involve the use of an underwriter and no commissions were paid in connection with the issuance of these warrants.

Back to Contents

9. Legal Proceedings

On June 30, 2005, two days after IDT announced its intention to commence the current tender offer, Spring Partners, LLC, stating that it is a stockholder of Net2Phone, filed a purported class action in the Superior Court of New Jersey, Chancery Division, Essex County, seeking to recover unspecified damages and to enjoin the proposed transaction. The action names as defendants Net2Phone, IDT, Liore Alroy, Harry C. McPherson, Jr., Marc J. Oppenheimer, James A. Courter, Jesse P. King, Michael J. Weiss, M.D., Ph.D., Howard S. Jonas, Stephen M. Greenberg and James R. Mellor. Each of the individual defendants is a director of Net2Phone, and Mr. Alroy is also Chief Executive Officer of Net2Phone. The complaint alleges primarily that the tender offer was timed to exploit low trading prices in our common stock, that the tender offer price is unfair and inadequate, that the Net2Phone board of directors lacks independence and that the defendants have breached their fiduciary duty to protect the public stockholders of Net2Phone (other than IDT). The complaint also alleges that each of the individual defendants, except for Mr. King, Mr. McPherson, Mr. Oppenheimer and Dr. Weiss, is currently, or was in the past, affiliated with IDT. The parties have stipulated to a number of extensions in the deadline for defendants to respond to the complaint and as a result, no response has been filed.

Between July 1, 2005 and July 18, 2005, five putative stockholder class action complaints were filed in the Court of Chancery, New Castle County, Delaware. The five named plaintiffs are Melly Hamel, Israel Nekritz, George Grossberger, William Lattarulo, and Weida Li. On July 13, 2005, one of the plaintiffs, Melly Hamel, served the defendants with a request for the production of documents. On July 27, 2005, the Delaware court consolidated these actions under the caption “In re Net2Phone, Inc. Shareholders Litigation,” appointed lead counsel and designated the Hamel complaint as the operative complaint in the action. The Hamel complaint makes substantially the same allegations concerning the pricing and timing of the tender offer, and breaches of fiduciary duty, as the complaint filed in New Jersey. The complaint also names the same defendants as the complaint filed in New Jersey – IDT, Net2Phone, Liore Alroy, Harry C. McPherson, Jr., Marc J. Oppenheimer, James A. Courter, Jesse P. King, Michael J. Weiss, M.D., Ph.D., Howard S. Jonas, Stephen M. Greenberg and James R. Mellor. The complaint alleges that each of these individuals, except for Mr. King, Mr. McPherson and Dr. Weiss, is currently, or was in the past, affiliated with IDT. The parties have stipulated to a number of extensions in the deadline for defendants to respond to the Hamel complaint and as a result, no response has been filed.

10. Aplio Obligation

On July 7, 2000, we acquired all of the outstanding capital stock of Aplio, S.A. (“Aplio”), a company located in France which owned technology that enabled VoIP hardware devices to provide our services. In the third quarter of fiscal 2001, we discontinued Aplio’s operations.

Pursuant to settlement agreements with the former Aplio stockholders, we made certain payments and transfers to the former stockholders in 2001 and 2002 and were required to pay the stockholders on April 30, 2003 a remaining balance of $19.2 million, less the then current value of 585,325 shares of our common stock previously transferred to them. On May 7, 2003, as the result of several simultaneous transactions, the former Aplio stockholders transferred their 585,325 Company shares and assigned their rights under the settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, we and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by us of annual interest of 3.5 percent on the unpaid balance during the period.

Under amended and restated settlement agreements, on May 1, 2006, we are required to purchase from Deutsche Bank the 585,325 shares for a total price of $19.2 million. However, we also have, at our sole and exclusive option, the right to cause Deutsche Bank, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event we exercise this right, we will pay Deutsche Bank on May 1, 2006, the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, we recorded a long-term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of October 31, 2005, the obligation was $18.3 million. We will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in other income (loss), net. At July 31, 2005, the obligation was reclassified to current liabilities. Interest cost incurred and charged to expense related to this obligation for the three months ended October 31, 2005 and 2004 was $0.2 million in each period.

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

Our Aplio subsidiary is indebted to a French quasi-governmental lender in the amount of 0.5 million euros, which debt was due in March 2005, at which time the lender demanded payment of the balance due, with interest at the rate of 0.7 percent per month from the date of demand. Aplio notified the lender that it is unable to repay the loan, and on September 30, 2005 filed for protection under French bankruptcy laws. The debt and estimated legal fees in conjunction with the anticipated disposition of this debt amounted to $0.8 million at October 31, 2005 and are reflected as current liabilities in the accompanying consolidated balance sheet. We will continue to reflect these liabilities until Aplio’s bankruptcy filing is adjudicated.

11. Subsequent Event

On November 4, 2004, we entered into cable telephony license agreements (the “Agreements”) with three Altice One cable properties (collectively “Altice”), to enable Altice to offer our VoIP solutions to its subscribers in Belgium, Luxembourg and France. Since Altice launched our telephony services earlier this year, approximately 10,000 customers have subscribed as of November 17, 2005. The Agreements with Altice provide that, in the event of a change in control of any of the cable systems, Altice is required to either terminate the Agreements and remit a predetermined buyout payment to us, or cause an acquirer of a controlling interest to be bound by the Agreements.

On November 15, 2005, Altice notified us that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. Altice wired us an $18.8 million buyout payment as a result of this termination. This amount is materially less than the predetermined buyout payment we believe is required by the Agreements. We have informed Altice and its third-party acquirer that we believe the buyout provisions of the Agreements require an additional payment of approximately $29 million and that we reserve our rights to all claims that may result from the termination. We are initiating negotiations with Altice and believe such discussions could include, in addition to our position related to the additional buyout payment, the execution of new operating agreements with the new ownership group to continue to provide services to the existing cable systems. There can be no assurance that we will receive any portion of this additional $29 million or will be able to execute new operating agreements on terms favorable to us, or at all. Under the terms of the Agreements, we will continue to service Altice’s telephony subscribers for a 90-day transition period, which began on November 15, 2005.

The $18.8 million Altice payment is not reflected in our financial statements for the first quarter of fiscal 2006, but will be recorded in our second fiscal quarter ending January 31, 2006. We expect the financial impact will include: writing off $6.9 million of assets on our balance sheet (reported as “Consideration paid to customers, net”–see Note 5), reviewing the valuation implications of redeploying certain fixed assets, assessing the value of certain intangible assets that we expect to continue to own after the transition period, increasing our reported cash and cash equivalents and marketable securities by a total of $18.8 million and recognizing a net gain from the termination of the Agreements.

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

Overview

We are a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since we began operations in 1995, we have evolved from being a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world.

Our Relationship with IDT

Our controlling stockholder is IDT Corporation, a global telecommunications, entertainment and technology company. As of December 2, 2005, IDT beneficially owns an aggregate of 40.3 percent of our outstanding capital stock and 56.4 percent of our aggregate voting power. We entered into a Memorandum of Understanding with IDT on October 29, 2003, which calls for us to issue an additional 6.9 million shares of Class A common stock, which carries two votes per share, to IDT when we enter into a definitive telecommunications services and related agreements with IDT. Assuming these shares are issued, IDT would beneficially own an aggregate of 45.1 percent of our outstanding capital stock and 61.3 percent of our aggregate voting power based on our stock outstanding on December 2, 2005.

In light of the relationship between us and IDT, on February 17, 2004 our Board of Directors formed a committee of independent directors (“Independent Committee”) to review, evaluate, and approve or disapprove of agreements and other material issues arising from time to time between IDT and us, and if appropriate, to take action on behalf of the Board of Directors. On October 12, 2004, our Board of Directors made the Independent Committee a standing committee and adopted a charter under which the Independent Committee is to operate. The Independent Committee currently consists of three directors, Messrs. Mellor, King and Oppenheimer, each of whom is an independent director as defined by the Nasdaq Marketplace Rules.

On March 17, 2005, our Board of Directors considered the prospect of a transaction whereby IDT would take the Company private, and authorized and directed the Independent Committee to review, consider and negotiate the terms of the transaction with IDT, and, on behalf of the Board of Directors, to determine conclusively whether the Board should recommend any proposed transaction to the public stockholders. On November 10, 2005, IDT made an unsolicited tender offer for all of the outstanding shares of our common stock that IDT and its affiliates do not currently own for $2.00 per share in cash, without interest. Our Board of Directors delegated the authority to respond to the tender offer on behalf of the Company to the Independent Committee. On November 25, 2005, the Independent Committee filed on behalf of the Company a Solicitation/Recommendation Statement on Schedule 14D-9 in which the Independent Committee expressed no opinion and made no recommendation to shareholders, respecting the tender offer. The Independent Committee stated in the Schedule 14D-9 that certain of our directors and executive officers have, and our management has informed the Independent Committee that its members may have, actual or potential conflicts of interest with respect to IDT’s tender offer and as a result limited management's participation in the review process associated with preparation of the Schedule 14D-9 and excluded management in decisions related to disclosures reflected therein. The Independent Committee has advised our management that in the event that it determines that additional disclosures are necessary, the Independent Committee will cause a subsequent amendment or amendments to the Schedule 14D-9 to be prepared and filed. For more information about the tender offer and the position of the Independent Committee, we refer you to the Schedule 14D-9 and any amendments thereto. For more information on our relationship with IDT, see “Related Party Transactions” below.

Back to Contents

Elimination of Segment Reporting and Inclusion of Distribution Channel Revenue Reporting

From August 2003 until the end of fiscal 2005, our corporate structure was organized around two wholly-owned operating subsidiaries, which we reported as distinct segments during this period:

•	Net2Phone Global Services, which delivered VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies; and

•	Net2Phone Cable Telephony, which offered cable and other broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, our Board of Directors approved a reorganization of our business lines, with corresponding changes to the responsibilities of members of our management team, which had the effect of integrating many aspects of our Net2Phone Global Services and Net2Phone Cable Telephony businesses. The result of these internal changes is that we no longer qualify for segment reporting under applicable accounting standards. Therefore, beginning with this first quarter of fiscal 2006, we are no longer presenting our financial results on a segment basis. Rather, our reporting focuses on the company as a whole and includes information regarding revenue from our four core distribution channels: International Reseller, Cable, Consumer and Carrier. Revenue from these four channels for the three months ended October 31, 2005 and 2004, is as follows:

	Three months ended October 31,

			Percent
			better
	2005	2004	(worse)

	(in thousands)

International reseller	$12,424	$10,025	23.9%
Cable	1,464	331	342.3%
Consumer	5,969	6,190	-3.6%
Carrier	1,869	3,763	-50.3%

Total	$21,726	$20,309	7.0%

We offer a variety of VoIP-based telecommunications products and services to consumers, enterprises and service providers around the world through our four distribution channels. Our centrally managed platform supports a full range of consumer and corporate services and hardware products that we believe can enhance quality, lower costs and improve ease of use and management.

International Reseller primarily markets and sells our products and services to resellers around the world, who in turn sell our services to consumers, businesses, internet cafes and others. While we may offer other products and services through this distribution channel when the opportunity arises, we have focused and expect to continue to focus sales to our resellers on our VoiceLineSM offering and our suite of enterprise solutions. Our VoiceLine service is an alternative to a traditional phone line, and allows our customers to offer residential broadband telephony solutions to their end users. One of our fastest growing services, VoiceLine is now offered through our International Reseller, Consumer and Cable distribution channels. We believe this service is still in its early growth stage as we work with new partners to install services and current partners to add new markets. Since calls route through the Internet, or our managed network, the costs are lower and the savings are passed onto end users. International Reseller sells VoiceLine to resellers, primarily located outside of the United States, who then market and sell our service to end users, either under our brand, as a co-branded service, or as a private label service.

Back to Contents

In addition to our VoiceLine offering, International Reseller offers a suite of VoIP products and services targeting enterprise customers. The suite is designed to meet the needs of small and medium sized businesses by providing them with the flexibility of either adding VoIP to their existing analog private branch exchange, or PBX, system or replacing these systems with a full fledged Internet protocol, or IP, PBX offering. These solutions provide customers with the ability to make free calls within their corporations, connect branch offices and lower local, national and international telephone bills.

Consumer is comprised of broadband telephony, calling card services in the U.S. and our personal computer-to-telephone service, which we call PC-to-phone, which we pioneered in 1995. We sell and market our rechargeable calling cards in the U.S. through traditional direct-response advertising. In addition, many customers enroll for calling card services on our website. We offer two primary calling card products, our Net2Phone DirectSM card and our PennyTalkSM card, each with features designed to fit the personal needs of our customers. We also offer a calling card that enables users to access our VoIP platform from 25 countries to place low cost calls. We also market through loyalty programs as well as through e-mail-based programs to existing customers, and other on-line advertising.We offer our broadband telephony service, which we call VoiceLine, directly to consumers from our website, www.net2phone.com.We also offer PC-to-phone, PC-to-fax and PC-to-PC services, primarily utilizing our Net2Phone CommCenterSM software, which allows consumers to place phone calls and send faxes to telephones and computers around the world. We provide these services to consumers globally through our website.

Through Carrier, we sell wholesale minutes through our VoIP network to telecommunications providers around the world. Through our VoIP network, we offer carriers what we believe is a low cost, high quality alternative for the transport and termination of voice and fax communications.

For the two years prior to August 1, 2005, we offered our cable telephony products and services through our Net2Phone Cable Telephony segment. Beginning August 1, 2005, we market and sell these services through our Cable distribution channel. Taking advantage of our experience and leadership in VoIP services, we have developed a fully outsourced VoIP service offering that enables cable operators to provide VoIP-based residential telephone services. Our offering provides comparable features and functionality to those provided by traditional phone companies. We offer cable operators the ability to provide cable telephony services to their customers faster and with less expense than if they were to develop their own cable telephony service. Our service offerings allow cable operators to bundle telephony services with their video and broadband internet services. The cable operator can use its own brand, deliver a single bill and provide direct customer support to its customers. We work with cable operators to deploy an integrated, tested and operational telephony service, that may include our customized operations support systems, managed switching platforms, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Our service offerings include two primary solutions, CableLineSM and VoiceLineSM.

•	Our CableLine service resembles traditional telephony in terms of service, quality, enhanced features, functionality and reliability, and is engineered to conform with the PacketCable technical specifications set by CableLabs, a consortium of cable operators in the U.S. Our platform uses a fully managed network and does not need to carry voice traffic over the public Internet, which may suffer from data loss and transmission delays. CableLine’s accompanying network management toolset, which we call CVOSS, enables us to guarantee quality from call inception through termination. Throughout each point in the network – the local cable hybrid fiber coaxial, or HFC, network, the Inter-Exchange Carrier, or IXC, segment and the local termination – our CableLine solution delivers end-to-end guaranteed call quality, network availability and service management. We also support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support. We continue to evolve our packet cable telephony offering. Most recently we have developed an architecture, signaling and management method (Centralized Packet Cable) to reliably and cost effectively service cable operators that may not have the resources necessary to develop the infrastructure required to introduce managed quality of service (QoS) packet cable telephony to their subscribers. By aggregating multiple cable operators and their telephony subscribers onto a guaranteed quality of service, centrally hosted platform, we are able to achieve economies of scale (both economically and operationally) that can be shared between the cable operator, their telephony customers and us. We expect this offering to improve our ability to maintain and upgrade equipment, and reduce the time and costs associated with scaling our offering to meet increased demand. We have signed a letter of intent with our first customer to utilize this offering, and we believe it will be an attractive market for us going forward.

Back to Contents

•	We also offer our VoiceLine service through our Cable channel. As described above, VoiceLine is a broadband phone service that uses Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of high-speed data networks. VoiceLine allows cable operators and other broadband service providers to offer their subscribers residential broadband telephony service. The VoiceLine service is a centrally managed and hosted telephony solution that supports local, long distance and international calling. It provides an end user with a local phone number for inbound calling, and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling and voice mail. Our VoiceLine service can also seamlessly integrate its front and back office systems, including its billing platform, into the operator’s infrastructure. This allows the operator to provision accounts, provide customer support, and create a unified bill for video, high-speed data, telecommunications and other services. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail.

From August 2003 through the end of fiscal 2005, our International Reseller, Consumer and Carrier distribution channels, which comprised our Net2Phone Global Services segment during that period, generated substantially all of our revenue. Going forward, we expect our revenue from our Cable distribution channel (previously our Net2Phone Cable Telephony segment) to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of cable operators in the U.S., Europe and Latin America whom we believe may prefer to buy our products and services rather than to build their own internally developed cable telephony service. During fiscal 2005, we signed long-term agreements with several cable operators in the U.S. and Europe, and our cable operator customers are marketing our services to over 1.4 million homes as of October  31, 2005. We will continue to work with cable operators to deploy an integrated, tested and production ready telephony service, that may include our customized operations support systems, managed switching platforms, network interfaces, carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations support.

We signed our first cable contract with Liberty Cablevision of Puerto Rico on October 22, 2003, and subsequently signed definitive cable telephony service agreements with Northland Communications Corporation, three Altice One entities (Coditel, S.A., Coditel Brabant, S.A. and EST Videocommunication SAS), Bresnan Communications, LLC, Millennium Digital Media Systems, LLC and Atlantic Broadband Finance LLC. In addition, on March 1, 2005, we entered into a Master Services Agreement with the National Cable Television Cooperative, a consortium of over 1,000 cable operators in the U.S., to provide an outsourced solution that allows member cable operators to provide telephony solutions to their subscribers. To date, several member cable operators have signed Member Participation Agreements pursuant to which they are providing telephony service to their subscribers utilizing our VoiceLineSM service.

Our agreements with the three Altice One entities (the “Agreements”) provide that, in the event of a change in control of any of the cable systems, Altice is required to either terminate the Agreements and remit a predetermined buyout payment to us, or cause an acquirer of a controlling interest to be bound by the Agreements. On November 15, 2005, Altice notified us that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. Simultaneously, Altice wired an $18.8 million buyout payment to us. This amount is materially less than the predetermined buyout payment we believe is required by the Agreements.

We have informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately $29 million and that we reserve our rights to all claims that may result from the termination. We are initiating negotiations with Altice and believe such discussions could include, in addition to our position related to the additional buyout payment, executing new operating agreements with the new ownership group to continue to provide services to the existing cable systems. There can be no assurance that we will receive any portion of this additional $29 million or will be able to execute new operating agreements on terms favorable to us, or at all. Under the terms of the Agreements, we will continue to service Altice’s telephony subscribers for a 90-day transition period.

Back to Contents

The $18.8 million Altice payment is not reflected in our financial statements for the first quarter of fiscal 2006, but will be recorded in our second fiscal quarter ending January 31, 2006. We expect the financial impact will include: writing off $6.9 million of assets on our balance sheet (reported as “Consideration paid to customers, net” as more fully described in Note 5 to our Condensed Consolidated Financial Statements included elsewhere in this quarterly report), reviewing the valuation implications of redeploying certain fixed assets, increasing our reported cash and cash equivalents and marketable securities by a total of $18.8 million and recognizing a net gain from the termination of the Agreements.

Adjustments Reducing Revenue

As a result of our quarterly deferred revenue adequacy assessment process, which is more fully described in our fiscal 2005 Annual Report on Form 10-K, the accompanying condensed statement of operations reflects a $0.3 million adjustment to decrease revenue in the first quarter of fiscal 2005.

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

We believe the critical accounting policies noted in our Annual Report on Form 10-K for the year ended July 31, 2005 impact the most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more information about these and other accounting policies, see our Annual Report on Form 10-K.

Since the filing of our Annual Report on Form 10-K for the year ended July 31, 2005, we have updated our revenue recognition policy to provide more clarity as to how we manage our business and how we record revenue generated by it, as follows.

Revenue Recognition

As described above, our products and services are sold through our four distribution channels, International Reseller, Cable, Consumer and Carrier, and certain products or services are sold through more than one distribution channel. Revenue is recognized from these products and services as follows:

Postpaid minutes revenue–revenue from these sales, primarily on a wholesale basis, is recognized as minutes are used.

Prepaid minutes revenue–prepayments for communications services are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and miscellaneous income is recognized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability.

Back to Contents

Platform license fees – these fees are charged to certain customers based on customer contracted commitment levels and revenue is deferred and recognized over the remaining life of the agreement.

Monthly recurring fees – these are generally flat monthly fees based on the level of service or calling plans that the subscriber receives. Revenue from these fees is recognized as service is provided.

Revenue share – these fees are charges to certain cable operators or broadband service providers as a percentage of those operators’ telephony revenue from subscribers and revenue is recognized as service is provided.

Maintenance and support fees – revenue from these fees is recognized when maintenance and support services are provided.

Transaction fees – these fees are for certain services such as out-of-plan minutes, directory assistance and transaction fees for service activation, deactivation and number porting. Revenue from these fees is recognized as service is provided, that is, as minutes are used or as transactions occur.

Equipment sales – revenue from the sale of equipment is recognized when such products are delivered, collection of payments is assured and there are no significant future obligations.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the fair value of warrants issued in connection with our warrant incentive program (see Note 8 to our Condensed Consolidated Financial Statements) will be recorded as a reduction of revenue on the date the warrants vest, and the amortization of consideration paid to customers (see Notes 5 and 8 to our Condensed Consolidated Financial Statements) is recorded as a reduction of revenue over the term of the related contracts.

Miscellaneous Income

In the second quarter of fiscal 2005, we began reporting as miscellaneous income, rather than revenue, prepaid balances with no services fees or expiration dates that, based on historical data, are unlikely to be used. For the first quarter of fiscal 2006, we reported miscellaneous income of $0.3 million.

Stock based compensation

In April 1999, we adopted a stock option and incentive plan, which has been amended on several occasions since that time. Prior to August 1, 2005, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). In accordance with APB 25, no employee compensation cost related to stock options is recognized for options granted under the plan where the exercise price is equal to the market value of the underlying common stock on the date of grant. Effective August 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended October 31, 2005 reflects the quarter’s proportional share of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Back to Contents

Results of Operations

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Revenue.   Our revenue is earned from per-minute charges to our customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, IDT, other carriers and cable operators, as more fully described above in Critical Accounting Policies, “Revenue Recognition”. Revenue increased by 7.0 percent from $20.3 million for the three months ended October 31, 2004 to $21.7 million for the three months ended October 31, 2005, primarily due to increases in International Reseller and Cable, which were partially offset by lower revenue from Carrier, as described below.

•	International Reseller: Revenue from our partnerships with resellers globally was $12.4 million in the first quarter, up 23.9 percent from revenue of $10.0 million in the first quarter of 2005. This significant growth is primarily attributable to our ability to sell its VoiceLine broadband telephony service through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors in more than 60 countries. We contract with high-speed access providers to sell a full suite of VoIP products to consumers and small businesses. In the first quarter, we launched telephony services for a number of service providers and recently announced an agreement to deliver broadband telephony solutions to Telemar, the largest telecommunications company in South America with more than 17 million fixed lines and 731,000 broadband subscribers that reach 93 million people.

•	Cable: Revenue from partnerships with cable operators was $1.5 million in the first quarter, up 342.3 percent from $0.3 million in the first quarter of 2005. Recurring subscription fees we earn from our deployments as they begin to mature and subscriber penetration increases primarily drove this increase. As of the end of the first quarter, we had executed contracts to serve cable operators serving franchises with over 3.2 million homes (including the Altice cable telephony properties), with cable telephony services marketed to more than 1.4 million of these homes.

As previously discussed, our Altice customers recently terminated their contracts with us, and paid us $18.8 million pursuant to a buy-out provision in our agreement with them. In addition to the termination’s favorable impact on cash and cash equivalents and marketable securities, which will be reflected in our second quarter results, we anticipate it will have an effect on our financial results in several other respects. First, we continued to amortize the Consideration Paid to Customers asset during the first quarter of fiscal 2006. That amortization resulted in negative cable revenue of $0.2 million in the first quarter. In the second quarter, we expect to write-off the remaining Consideration Paid to Customers against the $18.8 million payment we received from Altice. Therefore, the second quarter will not reflect the negative revenue amortization of $0.2 million but will reflect continuing revenue from Altice since, based upon our agreement, we have a continuing obligation to service their cable telephony customers for 90 days following contract termination, which began on November 15, 2005. Although the negative revenue amortization is relatively immaterial to our total quarterly revenue, it is relatively significant to Cable revenue that will be reported in our second fiscal quarter. We are unable to predict the impact of the Altice termination on Cable revenue beyond the second quarter of fiscal 2006, as we may enter into new production agreements with Altice which would extend our relationship.

•	Consumer: Revenue from our direct-to-consumer products and services was $6.0 million in the first quarter, a decline of 3.6 percent from revenue of $6.2 million in the first quarter of 2005. Consumer products include rechargeable calling cards, PC2Phone, software-based calling applications, and VoiceLine broadband telephony services sold directly. We have more than 100,000 active subscribers using various consumer services – and have kept that number stable for the past few years. Given the success of this channel, we expect to increase media spending directed toward marketing consumer products and services and believe this will positively impact our overall results.

•	Carrier: Revenue from our sale of traffic capacity to carriers was $1.9 million in the first quarter, down 50.3 percent from revenue of $3.8 million in the first quarter of 2005. Carrier is a low margin business. The primary focus of our Carrier business is to satisfy our wholesale carrier purchasing needs as required to support its various products and services. Revenue is generated via the sale of excess carrier capacity as market opportunities arise from time to time. The decline in carrier revenue this quarter reflects fewer excess capacity sales opportunities, and dampened our overall revenue growth.

Back to Contents

Direct cost of revenue.   Our direct cost of revenue consists primarily of network costs associated with carrying our customers’ traffic on our network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Direct cost of revenue increased 7.6 percent from $11.7 million for the three months ended October 31, 2004 to $12.6 million for the three months ended October 31, 2005. As a percentage of total revenue, these costs were essentially flat, increasing slightly from 57.7 percent for the three months ended October 31, 2004 to 58.0 percent for the three months ended October 31, 2005.

Selling, general and administrative.   Selling, general and administrative expense consists in part of compensation of our employees and associated benefits, and the cost of insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to our sales force, advertising costs, travel, entertainment and referral fees. In accordance with Staff Accounting Bulletin No. 107 issued on March 29, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission, effective August 1, 2005 selling, general and administrative expense also includes non-cash compensation expense which consists of expenses related to our stock based incentive compensation program and the funding of our 401(k) plan company match program.

Selling, general and administrative expense increased 15.6 percent from $13.4 million for the three months ended October 31, 2004, to $15.5 million for the three months ended October 31, 2005, primarily due to (a) the increased administrative costs associated with the growth of our cable distribution channel, (b) commissions paid to our sales force, (c) the recording of $0.7 million of non-cash compensation expense in the three months ended October 31, 2005 resulting from our adoption of Statement 123(R) effective August 1, 2005 (see Note 1 to our Condensed Consolidated Financial Statements), and (d) $0.3 million of non-recurring professional fees and other expenses associated with the IDT tender offer. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Depreciation and amortization.   Depreciation and amortization increased 15.3 percent from $1.9 million for the three months ended October 31, 2004 to $2.2 million for the three months ended October 31, 2005, reflecting a $0.7 million adjustment that was recorded during the three months ended October 31, 2004, which corrected overstatements of depreciation expense relating to fiscal years 2003 and 2004. This was partially offset by lower depreciation associated with certain assets which, based on their estimated useful lives, have been fully depreciated.

Non-cash services provided by IDT (attributable to direct cost of revenue and selling, general and administrative).   In the three months ended October 31, 2004, we recorded $1.5 million of net charges on the 1.4 million shares of our Class A common stock that may be issued and subsequently released from escrow to IDT for services and benefits provided by IDT through October 31, 2004. In the three months ended October 31, 2005, we reversed $0.3 million of expense on a total of 2.8 million Class A shares that may be issued to IDT for services and benefits provided by IDT through October 31, 2005. Non-cash services provided by IDT, which was recorded for the first time during the fiscal quarter ended January 31, 2004 is based on a binding memorandum of understanding executed on October 29, 2003 with IDT, whereby, in exchange for favorable pricing on local and inter-exchange network access, termination, origination and other related services, as compared to third party vendors, access to IDT’s facilities and other benefits, we have agreed to issue 6.9 million shares of our Class A common stock to IDT at the time we enter into a definitive agreement. The issuance of these shares is subject to variable accounting treatment, and therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. The $0.3 million expense reversal in the first quarter of fiscal 2006 was caused by a decline in our stock price from July 31, 2005 to October 31, 2005. It is anticipated that the 6.9 million shares will be issued upon execution of definitive agreements, with the shares earned as of that date released to IDT and any unearned shares held in escrow to secure IDT’s performance obligation and released on October 31st of each year for the remainder of the term, which expires October 31, 2008. See “Related Party Transactions” below.

Back to Contents

Restructuring, severance, impairment and other items.

The following table summarizes the charges included in restructuring, severance, impairment and other items in the statements of operations:

	Three months ended October 31,

	2005	2004

	(in thousands)
Exit and other costs	$157	$716
Separation agreements of former CEO, CFO and COO	94	138
Workforce reductions	87	24
Reserve adjustment	(923)	—

Total	$(585)	$878

During the three months ended October 31, 2005 and 2004, we incurred exit and related costs of $0.2 million and $0.7 million, respectively, related to losses on office leases we exited.

During the three months ended October 31, 2005 and 2004, we incurred severance and other work force reduction expense of $0.2 million in each period primarily due to ongoing charges related to the separation agreements we entered into with former officers.

As of July 31, 2005, the restructuring, severance, impairment and other items reserve balance amounted to $2.6 million. During the three months ended October 31, 2005, the reserve balance was increased by $0.4 million of expenses and reduced by payments and non cash charges of $0.5 million. It was further reduced by the reversal of $0.9 million of restructuring expenses resulting from an accounting error in prior periods, as further described in Note 6 to the Condensed Consolidated Financial Statements. As of October 31, 2005, the reserve balance amounted to $1.6 million.

Miscellaneous income. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on historical data, whether such balances are likely to be utilized. Beginning in the second quarter of fiscal 2005, if we determined that balances are unlikely to be used, we reduced the deferred revenue liability accordingly and recognized miscellaneous income. During the three months ended October 31, 2005, we recorded $0.3 million of such income. During fiscal periods prior to the second quarter of fiscal 2005, the impact of eliminating such liabilities was recorded as revenue and we are unable to determine what such amounts might have been, if any.

Loss from operations.   Loss from operations dropped by 18.5 percent to $7.4 million for the three months ended October 31, 2005, as compared to loss from operations of $9.0 million during the three months ended October 31, 2004. This change is primarily due to the higher gross profit achieved in the first quarter of fiscal 2006 and the reversal of previously recorded expense for non-cash services provided by IDT, which was driven by a decline in our stock price from July 31, 2005 to October 31, 2005 as compared to an increase in our stock price from July 31, 2004 to October 31, 2004. The $0.9 million reversal of restructuring expense was substantially offset by the $0.7 million charge to non-cash compensation during the first quarter of fiscal 2006 caused by the adoption of Statement 123(R) on August 1, 2005.

Interest income, net.   Interest income, net, consists primarily of net interest earned on cash and cash equivalents and marketable securities, partially offset by interest expense incurred on long-term obligations. Interest income, net, decreased from $0.6 million for the three months ended October 31, 2004, to $0.2 million for the three months ended October 31, 2005, primarily as a result of the decrease in our invested cash, cash equivalents and marketable securities.

Back to Contents

Other income (loss), net. Other income (loss), net includes the losses or gains resulting from non-operating transactions. We recorded other income of $0.2 million during the three months ended October 31, 2004 primarily attributable to a mark-to-market gain on Net2Phone shares held by Deutsche Bank, and a loss of $0.1 million for the three months ended October 31, 2005 primarily attributable to a mark-to-market charge on Net2Phone shares held by Deutsche Bank.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash generated by sales to customers and sales of equity securities. For the most part, our cash requirements have been satisfied through our existing cash, cash equivalents and marketable securities balances.

The following table provides our cash flow data for the three months ended October 31, 2005 and 2004.

	Three months ended October 31,

	2005	2004

	(in thousands)
Net cash used in operating activities	$(5,945)	$(4,633)
Net cash provided by (used in) investing activities	6,387	(6,788)
Net cash used in financing activities	(144)	(128)

Net increase (decrease) in cash and cash equivalents	$298	$(11,549)

As of October 31, 2005, we reported total cash, cash equivalents, restricted cash, and marketable securities of $89.0 million and working capital of $58.6 million. Of the $89.0 million, $20.3 million in short term restricted cash, and $0.2 million in long term restricted cash, cash equivalents and marketable securities was held as collateral for various letter of credit obligations, the majority of which related to our purchase of Aplio, S.A. from the stockholders of Aplio. On May 7, 2003, our obligations to the Aplio stockholders were assigned to Deutsche Bank AG London. Our payment obligations to Deutsche Bank are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $19.9 million in marketable securities held by the bank. The letters of credit expire on August 4, 2006.

Net cash used in operating activities was $5.9 million in the three months ended October 31, 2005, compared with $4.6 million in the three months ended October 31, 2004. The increase in cash used in operating activities from the three months ended October 31, 2004 to the three months ended October 31, 2005 is primarily attributable to a lower net loss on a cash basis more than offset by unfavorable changes in working capital as a result of the timing of receipts and disbursements. The primary element of the increase in working capital requirements was an increase in accounts receivable that reflects a greater portion of our business activities being conducted on a postpaid, rather than prepaid, basis compared to the prior period.

Net cash provided by investing activities was $6.4 million during the three months ended October 31, 2005, as compared to net cash used in investing activities of $6.8 million during the three months ended October 31, 2004. The increase in net cash provided by investing activities from the three months ended October 31, 2004 to the three months ended October 31, 2005 is primarily due to higher net sales of marketable securities. Our capital expenditures increased from $2.6 million in the three months ended October 31, 2004 to $3.1 million in the three months ended October 31, 2005. Net cash used by financing activities remained even at $0.1 million during the three months ended October 31, 2005 and 2004.

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

Related Party Transactions

We believe the below disclosure is useful for investors and stockholders to understand certain related party transactions that impact our financial position and operating results. We have disclosed additional information with respect to related party transactions in our Proxy Statement filed with the Commission on November 18, 2005 and the Schedule 14D-9 filed with the Commission on November 25, 2005, as may be amended from time to time.

IDT Corporation

As more fully described above, IDT Corporation, our controlling stockholder, has made an unsolicited tender offer for all of the outstanding shares of our common stock that IDT and its affiliates do not currently own. IDT has publicly announced that if it completes the tender offer, which is subject to a number of conditions, it intends to effect a merger of Net2Phone with a subsidiary of IDT.

 We maintain significant business relationships with IDT and its affiliates. In the three months ended October 31, 2005 and 2004, we provided carrier services to IDT of $0.3 million and $2.2 million, respectively. In the three months ended October 31, 2005 and 2004, we purchased wholesale carrier services from IDT of $0.6 million and $1.3 million, respectively. In addition, we have on occasion aggregated the purchase of long distance minutes and other services with IDT.

Our corporate headquarters and several other facilities are leased from IDT. In the three months ended October 31, 2005 and 2004, IDT charged us $0.5 million in each period for leasing their facilities.

IDT’s treasury function provides investment management services relating to our portfolio of marketable securities. These services are provided in accordance with investment policy guidelines approved by the Audit Committee of our Board of Directors.  On occasion, IDT is a counterparty to our purchase or sale of investment securities. During the three months ended October 31, 2005 and 2004, no securities purchases or sales were settled through IDT.

We outsource some of our administrative and support functions to IDT. These administrative functions include, but are not limited to, tax compliance services, legal services, payroll services and internal audit support services. In most cases, fees for services are negotiated on a cost recovery basis. We are party to a Tax Services Agreement pursuant to which we pay IDT $10,000 a month for tax services, and to an Internal Audit Agreement pursuant to which we pay IDT on a cost recovery basis.  On March 30, 2005, we signed an engagement letter with Outside Counsel Solutions, Inc., a division of IDT, pursuant to which we have the right to retain legal counsel on an hourly basis from time to time to supplement the resources in our internal legal department as we deem appropriate.  During the three months ended October 31, 2005 and 2004, IDT charged us a total of $0.1 million and $0.2 million, respectively, for all such aforementioned services. We are currently negotiating other service agreements with IDT for the services they are providing that have not been formalized in written agreements. The costs for such services are included in the total charges noted.

On occasion, we provide administrative, technical development and support services to IDT based on the need for such services. During the three months ended October 31, 2005 and 2004, we charged IDT reimbursement fees of $0.1 million and $0.3 million, respectively, for such services.

The Due to IDT balances reflected in the accompanying condensed consolidated balance sheets, represent net amounts due to IDT principally for wholesale carrier services and facilities lease payments. On October 31, 2005, we owed IDT $1.6 million and on July 31, 2005, we owed IDT $0.8 million. The average net balance we owed to IDT during the three months ended October 31, 2005 was $1.1 million and the average net balance we owed to IDT during the three months ended October 31, 2004 was $0.6 million.

Back to Contents

During the second quarter of fiscal 2004, we executed an agreement with Union Telecard Alliance, LLC (“UTA”), a subsidiary of IDT, which ended UTA’s distribution of Net2Phone disposable calling cards effective December 31, 2003, and provided for an orderly wind-down over a two-year period of our disposable calling card business. This resulted in exit costs of $0.4 million to compensate UTA for estimated obligations associated with the Net2Phone disposable calling cards then in the marketplace. These exit costs were recorded in restructuring, severance, impairment and other items during the second quarter of fiscal 2004. Pursuant to the terms of our agreement with UTA, the parties will settle the aforementioned obligations over a two-year period ending December 31, 2005, through monthly reconciliations of on-going wind down activities, with final settlement to be completed by February 15, 2006. Consequently, no sales of disposable calling cards to IDT affiliates were recorded for the three months ended October 31, 2005 or 2004.

On October 29, 2003, we entered into a binding memorandum of understanding (“MOU”) with IDT, which requires us to issue 6.9 million shares of Class A common stock to IDT at the time we execute definitive telecommunications services and related agreements with IDT. No definitive agreements have been executed as of December 12, 2005. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, IDT started providing us with services and benefits under the terms of the MOU. Pursuant to the terms of the MOU, IDT has provided certain services to us at IDT’s cost plus 5 percent, which we record to our direct cost of revenue.  IDT charged us $0.2 million for such services during the first quarter of fiscal 2006 and zero during the first quarter of fiscal 2005.

We maintain a close working relationship with IDT, and we do business with them on a variety of levels. The fact that we have not completed definitive agreements has not prevented us from working together pursuant to the terms of the MOU nor has it prevented IDT from supporting our cable telephony service offerings while we negotiate definitive agreements. While the MOU identifies the scope of services to be provided and the consideration and methodology for paying for such services, we cannot finalize the definitive agreements until our business units and technical teams further develop the details of the services to be provided by IDT. The issuance of the 6.9 million shares is subject to variable accounting treatment and, therefore, the shares potentially earned by IDT must be marked-to-market each quarter based on their current market value. Consequently, we recorded a net reduction of $0.3 million and a charge of $1.5 million to non-cash services provided by IDT related to this agreement during the three months ended October 31, 2005 and 2004, respectively.  The net reduction and charge to non-cash services provided by IDT related to 2.8 million shares that we have recognized as potentially earned by IDT for services and benefits provided by IDT through October 31, 2005.

We followed the guidance in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services in determining to apply variable accounting treatment to the shares that will be held in escrow under the definitive agreements until they are released to IDT. While we have no expectation of changing the type or amount of consideration to be paid to IDT under the MOU, if we do, EITF 96-18 may no longer apply, which would cause us to apply different accounting rules to this transaction, which could adversely affect our financial results.

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

We determined that, beginning in the second quarter of fiscal 2004 through and including the first quarter of fiscal 2005, we incorrectly included the shares we may issue (related to the first year of the agreement) upon reaching a definitive agreement, and subsequently release from escrow to IDT, in our calculation of basic net loss per share, and also incorrectly included such shares as outstanding on our condensed consolidated balance sheets. However, this error, which we have corrected, did not have any impact on basic net loss per share during any of these quarterly or full year fiscal periods, and was not material to the number of outstanding shares included on our condensed consolidated balance sheets. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, shares we may release from escrow for services received from IDT will not be included in the total number of Class A common stock shares reported as issued and outstanding until a definitive agreement is reached and such shares vest. The cumulative amount of equity on our condensed consolidated balance sheets related to this agreement was $4.2 million as of October 31, 2005 and $4.4 million as of July 31, 2005.

Loans with Chairman

In April 2002, we loaned Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer and is now our Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d) and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of our common stock granted to Mr. Greenberg in April 2002.  The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to us for cancellation. Due to the non-recourse nature of the loan, we recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. We recorded compensation expense relating to this loan of $0.3 million during the three months ended October 31, 2004.

We previously loaned Mr. Greenberg $600,000 pursuant to his original employment agreement with us entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

Agreement with Chief Executive Officer

On October 31, 2004, Liore Alroy became our Chief Executive Officer, and Stephen Greenberg, who was then our Vice Chairman and Chief Executive Officer, assumed the role of Chairman of the Board. Pursuant to an employment agreement we entered into with Mr. Alroy effective October 31, 2004, we granted Mr. Alroy 800,000 stock options and 800,000 shares of restricted stock pursuant to our 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of our stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During the three months ended October 31, 2004, we recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant, and during the three months ended October 31, 2005, we recorded $0.2 million of non-cash compensation expense related to this agreement.

Agreement with Former Chief Financial Officer

In January 2002, Ilan Slasky tendered his resignation as our Chief Financial Officer. Pursuant to an agreement between Mr. Slasky and us, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with us and the guarantee of continued benefits for a similar period. In connection with the termination of his employment, Mr. Slasky sold 500 shares of ADIR stock to IDT Corporation. IDT then transferred the ADIR shares to us in exchange for 273,798 shares of our common stock valued at $1.4 million or $5.20 per share, the closing price of the stock on the date of transfer. Under certain circumstances, we were required to guarantee to IDT that those shares still owned by IDT on January 31, 2007 will have a market value of at least $5.20 per share on that date. Pursuant to the agreement, the guaranteed value is reduced by the average of the 10 highest closing sales prices of Net2Phone common stock for all such dates between January 24, 2002 (the date of the agreement) and January 31, 2007 as long as the stock is saleable as either registered shares or pursuant to Rule 144. Our stock became saleable on January 26, 2004 and the average of the 10 highest stock prices after that date (which occurred in February and March 2004) was $7.00. Because the average stock price was greater than the $5.20 guaranteed amount, the guaranteed amount was reduced to zero at that time and we no longer has a liability to IDT. However, we mistakenly continued to account for these shares as if they were liable to IDT if our stock price declined below $5.20. As a result of declines in our stock price subsequent to March 2004, we incorrectly overstated restructuring expense in fiscal 2004 and fiscal 2005 by $0.4 million and $0.5 million, respectively. Upon realizing this error in the first quarter of fiscal 2006, we reversed the aggregate $0.9 million of excess restructuring expense. We determined that the impact of not recording the charges in each of the respective prior periods is not material. In addition, we determined that, although the impact of recording aggregate prior period overstatements of restructuring expense in the first quarter of fiscal 2006 is material to the results of operations of the current quarter, it is not expected to be material to the full year results. Accordingly, we recorded a reduction to restructuring expense in the first quarter of fiscal 2006 and have not restated any prior periods.

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

On November 10, 2005, IDT Corporation, our controlling stockholder, made an unsolicited tender offer to purchase all of the outstanding shares of our common stock that IDT and its affiliates do not currently own for $2.00 per share in cash, without interest. We cannot predict if the tender offer will close, or how long the closing process will take if it does go forward. The tender offer process involves a number of risks, including: the diversion of management attention from operational matters; the incurrence of significant incremental costs associated with the proposed transaction; our inability to attract and retain key personnel given the uncertainty of the transaction and the company’s future; the potential disruption of our business; and customer dissatisfaction or performance problems. The realization of all or any of the risks described above could materially and adversely affect our stock price, business and our results of operations.

Back to Contents

An additional risk factor that could affect investor confidence and the market value of our stock relates to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto (“Section 404 Rules”). We have previously identified material weaknesses in our internal controls over financial reporting, and if we identify additional issues, this could negatively impact our stock price. These material weaknesses have since been remediated, and our management report included in our Annual Report on Form 10-K for the year ending July 31, 2005 contained our assessment that we believe that we maintained effective internal controls over financial reporting as of July 31, 2005. Our independent auditors reported that they agreed with management’s assessment.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareholders should not place undue reliance on forward-looking statements as a prediction of actual results.

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

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended as of October 31, 2005. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures were ineffective, solely as a result of the following circumstance. Our board of directors delegated the authority to respond to the tender offer on behalf of Net2Phone, Inc. to the independent committee. The independent committee stated in the Schedule 14D-9 filed in connection with the tender offer on November 25, 2005 that certain of our directors and executive officers have, and our management has informed the independent committee that its members may have, actual or potential conflicts of interest with respect to IDT’s tender offer and as a result limited management's participation in the review process associated with preparation of the Schedule 14D-9 and excluded management in decisions related to disclosures reflected therein. Such limitation represents an exception to our standard disclosure controls and procedures but did not affect our internal controls over financial reporting. Accordingly, we believe that the condensed consolidated financial statements, and other financial information in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Back to Contents

Changes in Internal Controls over Financial Reporting.      There were no changes in our internal control over financial reporting implemented during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2005, two days after IDT announced its intention to commence the current tender offer, Spring Partners, LLC, stating that it is a stockholder of Net2Phone, filed a purported class action in the Superior Court of New Jersey, Chancery Division, Essex County, seeking to recover unspecified damages and to enjoin the proposed transaction. The action names as defendants Net2Phone, IDT, Liore Alroy, Harry C. McPherson, Jr., Marc J. Oppenheimer, James A. Courter, Jesse P. King, Michael J. Weiss, M.D., Ph.D., Howard S. Jonas, Stephen M. Greenberg and James R. Mellor. Each of the individual defendants is a director of Net2Phone, and Mr. Alroy is also Chief Executive Officer of Net2Phone. The complaint alleges primarily that the tender offer was timed to exploit low trading prices in the Common Stock, that the tender offer price is unfair and inadequate, that the Net2Phone board of directors lacks independence and that the defendants have breached their fiduciary duty to protect the public stockholders of Net2Phone (other than IDT). The complaint also alleges that each of the individual defendants, except for Mr. King, Mr. McPherson, Mr. Oppenheimer and Dr. Weiss, is currently, or was in the past, affiliated with IDT. The parties have stipulated to a number of extensions in the deadline for defendants to respond to the complaint and as a result, no response has been filed.

Between July 1, 2005 and July 18, 2005, five putative stockholder class action complaints were filed in the Court of Chancery, New Castle County, Delaware. The five named plaintiffs are Melly Hamel, Israel Nekritz, George Grossberger, William Lattarulo, and Weida Li. On July 13, 2005, one of the plaintiffs, Melly Hamel, served the defendants with a request for the production of documents. On July 27, 2005, the Delaware court consolidated these actions under the caption “In re Net2Phone, Inc. Shareholders Litigation,” appointed lead counsel and designated the Hamel complaint as the operative complaint in the action. The Hamel complaint makes substantially the same allegations concerning the pricing and timing of the tender offer, and breaches of fiduciary duty, as the complaint filed in New Jersey. The complaint also names the same defendants as the complaint filed in New Jersey – IDT, Net2Phone, Liore Alroy, Harry C. McPherson, Jr., Marc J. Oppenheimer, James A. Courter, Jesse P. King, Michael J. Weiss, M.D., Ph.D., Howard S. Jonas, Stephen M. Greenberg and James R. Mellor. The complaint alleges that each of these individuals, except for Mr. King, Mr. McPherson and Dr. Weiss, is currently, or was in the past, affiliated with IDT. The parties have stipulated to a number of extensions in the deadline for defendants to respond to the Hamel complaint and as a result, no response has been filed.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Back to Contents

Item 5. Other Information

There was no information required to be disclosed as a Current Report on Form 8-K during the first quarter of fiscal 2006 that was not previously reported.

Item 6. Exhibits

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

NET2PHONE, INC.

Date: December 12, 2005	By:	/s/ Liore Alroy
Liore Alroy
Chief Executive Officer

Date: December 12, 2005	By:	/s/ Arthur Dubroff
Arthur Dubroff
Chief Financial Officer